Form 10-K
period 1995-12-31
REDWOOD EMPIRE BANCORP
filed 1996-03-11
CIK 840007

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)

                 For the fiscal year ended December 31, 1995 or

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
                                (NO FEE REQUIRED)

                       For the transition period from:  to

                        Commission file number:  0-19231

                             REDWOOD EMPIRE BANCORP
          ------------------------------------------------------------
            (Exact number of Registrant as specified in its charter)

          California                                        68-0166366
     ----------------------------                      -------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                    Identification No.)


     111 Santa Rosa Avenue, Santa Rosa, California     95404-4905
     ----------------------------------------------    ----------
     (Address of principal executive officers)         (Zip Code)

   Registrant's telephone number, including area code:      (707) 545-9611

           Securities registered pursuant to Section 12(b) of the Act:


                                                  NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                         ON WHICH REGISTERED
   -------------------------                      -----------------------
   Common Stock                                   American Stock Exchange

   7.80% Noncumulative Convertible                American Stock Exchange
   Perpetual Preferred Stock, Series A

     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.         Yes  X         No
                                                      ---          ---

     The aggregate market value of the Registrant's common stock held by non-affiliates on March 1, 1996 (based on the closing sale price of the Common Stock on the American Stock Exchange on such date) was $16,740,441.

     As of March 1, 1996 there were outstanding 2,679,227 shares of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   Annual Report to Shareholders (see Part II, Items 5, 6, 7, and 8; and
          Part IV, Item 14).
     2.   Definitive Proxy Statement (see Part III, Items 10, 11, and 12).

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .


24
Item 4.   Submission of Matters to A Vote of Securities Holders. . . . . . .  24



                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . .  25
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . .  25
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . .  26
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . . . . .  26



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . .  26
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  26
Item 12.  Security Ownership of Certain Beneficial Owners and Management . .  26
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . .  27



                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.  27

                                     PART I

ITEM 1.   BUSINESS

     Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California, and operating in Northern and Central California through two principal subsidiaries: National Bank of the Redwoods, a national bank ("NBR"), and Allied Bank, F.S.B., a federal savings bank ("Allied").

     (a)  GENERAL DEVELOPMENT OF BUSINESS.

     Redwood is a California corporation, headquartered in Santa Rosa, California. Its wholly-owned subsidiaries are NBR, a national bank which was chartered in 1985, and Allied, a federal savings bank which was chartered in 1986. In addition, NBR has two wholly-owned subsidiaries, NBR Mortgage Company, Inc. and Redwood Empire Datacorp. Redwood was created by NBR in August 1988, in order to become a bank holding company through the acquisition of all of NBR's outstanding shares. That transaction was consummated in January 1989. Redwood acquired Allied in September 1990, through a tax-free reorganization in which Redwood exchanged shares of its stock for all of the outstanding shares of Allied. The acquisition of Allied was accounted for as a pooling of interests for financial reporting purposes.

     On October 31, 1992, Lake Savings and Loan Association, a one-branch California chartered savings and loan based in Lakeport, California ("Lake"), was purchased for approximately $2,300,000 in cash, and merged into Allied. At the time of its acquisition Lake had total assets of approximately $41 million. The acquisition was accounted for as a purchase.

     On November 4, 1994, Codding Bank, a multiple-branch California chartered bank based in Rohnert Park, California ("Codding"), was purchased for $7,028,000 in cash, including merger related expenses, and merged into NBR. At the merger date, the fair value of the assets acquired totalled approximately $42 million.
(See Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   NOTE C OF NOTES TO
THE CONSOLIDATED FINANCIAL STATEMENTS OF REDWOOD EMPIRE BANCORP.") The acquisition was accounted for as a purchase.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     During the year ended December 31, 1995, the Company operated in two principal industry segments: commercial banking and mortgage banking. Commercial banking activities include all other services provided by the Company, including portfolio lending, the origination for sale and servicing of Small Business Administration loans, various deposit programs and numerous fee-based services. The Company's mortgage banking activities relate principally to the origination for sale, servicing of loans sold to investors, and sale and purchase of mortgage loans and servicing rights.

     The Company's principal business lines, commercial banking and residential mortgage banking, attempt to counterbalance the effects on the Company of interest rate shifts. When interest rates decline, the Company anticipates greater mortgage lending activity through mortgage refinancings and home purchases. As business activity increases, the Company's commercial banking business has the potential to increase interest margins and to expand its commercial lending portfolio. See Item 8 "FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA   NOTE Q OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OF REDWOOD EMPIRE BANCORP."

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

     The Company's principal targeted mortgage banking areas are Northern and Central California, Oregon and Washington State. These areas are served by four offices, all of which provide retail and wholesale lending. The Company's targeted commercial banking market area includes the California counties north of San Francisco. The Company provides these banking services through six additional retail branches. At December 31, 1995, the Company's total assets were $558 million.

     Commercial banking loans are generally extended to professionals and to businesses with annual revenues of less than $10 million. Commercial loans are primarily for working capital, asset acquisition, or commercial real estate.
The Company, a Preferred Lender under the Small Business Administration loan program, makes loans, a portion of which are guaranteed by the Small Business Administration ("SBA"), and sells the guaranteed portions of such loans into the secondary market. The Company also finances construction loans to residential home builders generally operating in Sonoma and Mendocino Counties. The Company offers consumer loans and commercial construction loans, as well as various deposit programs and numerous fee-based services. During 1995, the Company's commercial banking operations generated revenues of approximately $47.9 million and operating profits of approximately $7.6 million, as compared to operating revenues and profits of approximately $32.6 million and $6.9 million in 1994 and $24.9 million and $4.2 million in 1993.

     The Company's mortgage banking business originates one-to-four unit residential first mortgage loans. Such residential mortgage loans are predominantly conforming loans; that is, such loans are underwritten using standards set by Fannie Mae or Freddie Mac. Such conforming mortgage loans are readily saleable to Fannie Mae or Freddie Mac, or into the national secondary mortgage market. A combination of declining mortgage rates during 1992 and 1993, as well as the Company's increased penetration of the Northern and Central California mortgage market, produced significant growth in the Company's mortgage banking operations during 1992 and 1993. During 1994, however, increases in interest rates sharply curtailed refinancing activity and the residential mortgage market shifted towards adjustable rate mortgages. As a result, the Company's mortgage banking loan originations declined sharply in 1994, as compared to rapid increases in origination volumes in 1992 and 1993. During 1995, the Company's mortgage banking originations totalled approximately $840 million, a 22% decrease from 1994 originations of approximately $1.1 billion. The 1994 originations represented a decrease of 45% over the Company's $1.9 billion of originations for 1993. In addition, the Company's origination of fixed rate loans increased in 1995 to approximately 84% of originations as opposed to 67% in 1994 and 91% in 1993. In 1995, the Company's mortgage banking operations generated revenues of $16,089,000 as compared to $16,269,000 in 1994 and $21,537,000 in 1993. In 1995 the Company's mortgage operations generated an operating profit of $138,000 compared to an operating loss of $9,821,000 in 1994 and an operating profit of $4,484,000 in 1993. (See Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and
Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE Q OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF REDWOOD EMPIRE BANCORP".)

     In addition to its lending activities, the Company has purchased mortgage loan servicing rights from other institutions to augment and diversify its income sources. Based on market conditions, the Company either retains or sells the servicing on mortgage loans sold to institutional investors. At December 31, 1995 the Company's mortgage loan servicing portfolio aggregated approximately $1.0 billion, an increase of approximately 9% from the size of the portfolio as of December 31, 1994. The Company is also approved to offer various other specialized products. It is an approved Fannie Mae/Freddie Mac lender/servicer, a principal bank for VISA/Mastercard, and an approved lender of the Federal Housing, Veterans and Farmers Home Administrations.

     The primary sources of funds for the Company's lending programs are local deposits, proceeds from loan sales, loan payments, and other borrowings by its subsidiaries. The Company attracts deposits primarily from local businesses, professionals and retail customers. These deposits are periodically supplemented through insured certificates of deposit obtained directly by the Company from other financial institutions located throughout the United States. The Company generally does not purchase deposits through deposit brokers and had no brokered deposits at December 31, 1995. In addition to deposits, the Company obtains other borrowed funds through its membership in the Federal Home Loan Bank of San Francisco (the "FHLB") and its retention of treasury tax and loan funds at the Federal Reserve Bank of San Francisco.

     The Company is regulated by various government agencies, with the primary regulators being the Board of Governors of the Federal Reserve System (the "FRB"), the Office of Thrift Supervision (the "OTS"), the Office of the Comptroller of the Currency (the "OCC"), and the Federal Deposit Insurance Corporation (the "FDIC").

     The Company and its subsidiaries had 353 full-time-equivalent employees at December 31, 1995. Redwood's headquarters are located at 111 Santa Rosa Avenue, Santa Rosa, California 95404-4905, and its telephone number is (707) 545-9611.


PRIMARY MARKET AREA

               The Company's deposit market area is Sonoma, Mendocino and Lake Counties, California. In addition, Allied has wholesale mortgage loan production offices in San Jose, San Ramon, Fresno, Santa Rosa, and Sacramento, California and Portland, Oregon, which primarily originate loans referred by independent mortgage brokers. The borrowers serviced through these offices may be located throughout Northern California and the loans are generally sold into the secondary market.

               Sonoma, Mendocino and Lake Counties have benefited from migration of population and businesses into the area, as well as growth in established firms and industries. These counties have generally exceeded the growth in population and economic activity of California as a whole.


INVESTMENT PORTFOLIO

               The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities held to maturity until maturity and management believes that the Company has the ability to do so. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. The following table summarizes the maturities of the Company's debt securities at their book value and their weighted average yields at December 31, 1995. Yields on tax-exempt securities have been computed on a tax-equivalent basis. At December 31, 1995, the total market value of the securities described below was $40,074,000.


                                                       After One Through      After Five
                                  Within One Year         Five Years             Years                Total
                                 -----------------    -----------------    -----------------    -----------------
                                  Amount    Yield      Amount    Yield      Amount    Yield      Amount    Yield
                                 -----------------    -----------------    -----------------    -----------------
                                                            (dollars in thousands)
U.S. Government and agencies     $  7,966    5.85%    $ 10,507    6.54%    $ 11,981    6.17%    $ 30,454    6.22%
Other bonds                         2,035    5.08        4,985    5.83        2,600    7.30        9,620    6.07
                                 --------             --------             --------             --------
Total                            $ 10,001    5.70%    $ 15,492    6.31%    $ 14,581    6.37%    $ 40,074    6.18 %
                                 --------             --------             --------             --------
                                 --------             --------             --------             --------

    The following table summarizes the book value of the Company's investment securities held on the dates indicated:



                                                       December 31,
                                             1995           1994         1993
                                            ------------------------------------
                                                       (in thousands)
U.S. Government and agencies                $37,436       $31,910       $19,553
Other bonds and mortgage-backed securities    2.638         2,093         2,326
FHLB and FRB Stock                            3,890         8,063         8,063
                                            ------------------------------------
 Total                                      $43,964       $42,066       $29,942
                                            ------------------------------------
                                            ------------------------------------

DEPOSIT STRUCTURE

    The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposits, savings and checking accounts. In addition to the Company's local depository offices, it attracts certificates of deposit, primarily from financial institutions throughout the nation, by publishing rates in national publications. These certificates of deposit have often been attracted at interest rates below local market retail deposit rates. The national deposit market is utilized to supplement funding for the Company's mortgage banking activities and other liquidity needs. There can be no assurance that this funding practice will continue to provide deposits at attractive rates, or that applicable federal regulations will not limit the Company's ability to attract deposits in this manner. The Company generally does not purchase brokered deposits and had no brokered deposits at December 31, 1995.

    The following chart sets forth the distribution of the Company's average daily deposits for the periods indicated.

                                              Year Ended December 31,
                                 1995                   1994                   1993
                          ------------------     ------------------     ------------------
                           Amount      Rate       Amount      Rate       Amount      Rate
                          ------------------     ------------------     ------------------
                                               (dollars in thousands)
Transaction accounts:
 Interest bearing (1)     $116,316     3.75%     $114,266     3.22%     $107,557     3.18%
 Noninterest bearing        51,946      ---        44,283      ---        37,026      ---
Time                       304,396     6.03       233,896     4.81       169,212     4.80


(1) Includes savings deposits, money market savings deposits, money market demand deposits, and interest-bearing demand deposits.

    The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 1995:

                                                 Amount
                                            ----------------
                                             (in thousands)
Remaining Maturity:
Three months or less                             $49,769
Over three months to six months                   21,351
Over six months to 12 months                      28,080
Over 12 months                                    40,779
                                             ----------------
Total                                           $139,979
                                             ----------------
                                             ----------------



    Time deposits of $100,000 or more are generally from the Company's institutional and business and professional customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is considered in the Company's asset and liability management policies, which attempt to anticipate adequate liquidity needs through its management of investments, federal funds sold, loan sales, or by generating additional deposits.


OTHER BORROWINGS

    At December 31, 1995, the Company had FHLB short-term borrowings of $23,000,000 with a weighted average interest rate of 6.24%, collateralized by Allied's loan portfolio. Remaining available credit at December 31, 1995 was $57,000,000 reflecting approximately 25% of Allied's assets at December 31, 1995. Advances are made on a short-term basis with a rolling maturity date and are typically repaid within a 30-day period. On occasion, a borrowing is made on a fixed maturity basis. In such instances, maturities do not extend beyond one year. The highest amount of FHLB borrowings outstanding for a month-end during the year was $112,150,000 at January 31, 1995. The average balance of borrowings from the FHLB was $46,600,000, with a weighted average rate of 6.56% during the year ended December 31, 1995.


REGULATION AND SUPERVISION

    Federal Securities Laws. Redwood is subject to various federal securities laws, including the Securities Act of 1933 (the "1933 Act") and the Securities Exchange Act of 1934 (the "1934 Act"). The 1933 Act regulates the distribution or public offering of securities, while the 1934 Act regulates trading in securities that are already issued and outstanding. Both Acts provide civil and criminal penalties for misrepresentations and omissions in connection with the sale of securities, and the 1934 Act also prohibits market manipulation and insider trading.

    Redwood files annual, quarterly, and current reports with the Securities and Exchange Commission (the "SEC"). In addition, Redwood's directors, executive officers, and 5% or greater shareholders, and certain of the senior officers of Redwood's subsidiaries are subject to further reporting requirements under the 1934 Act, including obligations to submit to the SEC reports of beneficial ownership of Redwood's securities.

    THE EFFECT OF GOVERNMENTAL POLICIES AND REGULATIONS ON THE COMPANY. The Company's overall earnings and growth, as well as that of NBR and Allied individually, are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System (the "FRB") influences the supply of money through its open market operations in U.S. Government securities, as well as by adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the Company's business and earnings cannot be predicted.

    Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (the "FIRREA"), and following with Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), numerous regulatory requirements have been placed on the banking and thrift industries in the recent past, and additional changes have been and are being proposed. As a consequence of the extensive regulation of commercial and mortgage banking and thrift activities in the United States, the business of the Company is particularly susceptible to being affected by enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations could have a material adverse effect on the business and prospects of the Company.

    BANK HOLDING COMPANY REGULATION. Because of its ownership of NBR, Redwood is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). Redwood reports to, registers with, and may be examined by, the FRB, which also has the authority to examine Redwood's subsidiaries.

    The FRB, which has significant supervisory and regulatory authority over Redwood and its affiliates, requires Redwood to maintain certain levels of capital. See "CAPITAL STANDARDS," below. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB. See "PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS," below.

    Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires directly or indirectly, more than 25% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, Redwood may be required to obtain the prior approval of the FRB before it or its subsidiaries may acquire, merge or consolidate with any bank or bank holding company; any company seeking to acquire or merge with Redwood also would be required to obtain the FRB's approval.

    Redwood is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

    The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company is expected to act as a source of financial strength to its financial institution subsidiaries, and to commit resources to support such subsidiaries even at the expense of any of its non-bank subsidiaries, if necessary.

    Transactions between Redwood and its subsidiaries are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. Redwood may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, Redwood may not sell a low-quality asset to a depository institution subsidiary.

    BANK REGULATION AND SUPERVISION. As a national bank, NBR is regulated, supervised and regularly examined by the Office of the Comptroller of the Currency (the "OCC"). Deposit accounts at NBR are insured by the Bank Insurance Fund (the "BIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), to the maximum amount permitted by law. NBR is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law.

    The OCC or the FDIC regulate or monitor virtually all areas of NBR's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, payment of dividends, establishment of branches, interest rates chargeable on loans or payable on deposits, establishment of branches, mergers, reorganizations, and the like. NBR is required by the OCC to prepare quarterly reports on its financial condition and to conduct an annual audit of its affairs in compliance with minimum standards and procedures prescribed by the OCC.

    Under FDICIA, all insured institutions must undergo regular on-site examination by their appropriate federal banking agency, which in the case of NBR is the OCC. The cost of these examinations may be assessed against the institution. Insured institutions are also required to submit annual reports to the FDIC and their principal regulatory agency. FDICIA also requires the federal regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and their holding companies relating, among other things, to (a) internal controls, including internal information and audit systems, (b) loan documentation, (c) credit underwriting, (d) interest rate risk exposure, and (e) asset quality.

    National banks and their holding companies which have undergone a change in control within two years, or which are deemed by the FRB or the OCC to be troubled institutions must give the FRB or the OCC, respectively, thirty days' prior notice of the appointment of any senior executive officer or director. Within the thirty days the FRB or the OCC, as the case may be, may approve or disapprove any such appointment.

    THRIFT HOLDING COMPANY REGULATION. Because it controls Allied, which is a federal savings bank, Redwood is also a savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, Redwood reports to and is regulated, examined and supervised by the Office of Thrift Supervision (the "OTS"). As a savings and loan holding company, Redwood is required to file with the OTS an annual report and such additional information as the OTS may require pursuant to the HOLA. The OTS may also conduct examinations of Redwood and its subsidiaries.

    Under the HOLA, Redwood is required to obtain the prior approval of the OTS before it can acquire direct or indirect control over the business or substantially all of the assets of another savings and loan or savings and loan holding company; however acquisition of 5% or less of such an institution's voting shares does not require the approval of the OTS. In considering such a transaction, the OTS will consider not only the financial and managerial resources of the prospective acquiror, but also the insurance risk posed by such a transaction to the Savings Association Insurance Fund.

    THRIFT REGULATION AND SUPERVISION. As a federal savings bank, Allied is federally-chartered and subject to regulation, examination and general supervision of its operations by the OTS. Savings institutions and their directors, officers or employees failing to conform to OTS regulations, policies, and directives may be sanctioned for noncompliance. The consent of the OTS is required prior to any major corporate reorganization involving Allied. The OTS requires an annual audit of all savings institutions by independent accountants and, in connection with its own periodic examinations, may revalue assets, based upon appraisals, and require establishment of specific reserves based upon such revaluation. Deposit accounts with Allied are insured by the Savings Association Insurance Fund ("SAIF") as administered by the FDIC to the maximum amount permitted by law. As a member of the Federal Home Loan Bank System, Allied may obtain collateralized advances from the FHLB for certain purposes at favorable rates.

    In 1993 the OTS amended its qualified thrift lender ("QTL") regulations to require that at least 65% of the association's portfolio assets consist of certain types of housing related investments for at least nine out of every twelve consecutive months. Associations which fail the QTL test lose their right to long-term Federal Home Loan Bank ("FHLB") advances and must either limit their new activities and new branches to those permitted to a national bank or convert to a bank charter. In addition, the OTS may limit or restrict activities of a savings and loan holding company which it determines create a serious risk for subsidiary savings associations. As of December 31, 1995, Allied qualified as a QTL, substantially exceeding the QTL test.

    CAPITAL STANDARDS. The FRB, the OCC, the OTS, and other federal banking agencies have risk based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are reported as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

    A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations imposed by the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk- adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off balance sheet items of 4%.

    In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to average total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    Savings associations (such as Allied) are also required to maintain minimum tangible capital (generally the same as Tier 1 capital) of 1.5% of adjusted total assets. Allied also has a minimum core capital ratio of 4% where core capital is defined as Tier 1 capital to total assets. Allied had tangible and core capital ratios of 6.26% as of December 31, 1995. During 1994, the OTS issued a final rule regarding the types and amounts of intangible assets that may be included in a savings association's capital for purposes of complying with the minimum capital ratios. Under this rule, purchased mortgage servicing rights ("PMSR's") and purchased credit card relationships ("PCCR's") may be included in a savings association's regulatory capital but may not exceed, in the aggregate, 50% of core capital, while PCCR's alone may not exceed 25% of core capital. Savings associations may include in tangible capital the same dollar amounts of PMSR's that they include in core capital.

    As required by FDICIA, the OTS has added an interest rate risk component to its risk-based capital rules. Under the new regulation, for which no effective date has been set, any thrift institution regulated by the OTS deemed to have an "above-normal" level of interest rate exposure will be required to deduct an interest rate risk ("IRR") component from its total capital when determining its compliance with the risk based capital requirements. An "above normal" level of interest rate risk exposure is a projected decline in the association's net portfolio value of assets and liabilities that is greater than 2% of assets resulting from a projected two percentage point swing in interest rates. The IRR component will equal one-half of the difference between the institution's measured interest rate exposure and the level of exposure deemed "normal." Financial institutions subject to these regulations, including Allied but not NBR or Redwood, are required to file IRR-related data with the OTC, which the OTC will use to calculate, on a quarterly basis, the institutions' interest rate risk and IRR components. The IRR component to be deducted from capital is the lowest of the IRR components so calculated for the previous three quarters (commencing with the quarter ended September 30, 1994). At present, neither the FRB nor the OCC has adopted an IRR-related amendment to its risk-based capital rules, although it is anticipated that both agencies will publish new proposed regulations for comment during 1996.

    The following tables present the capital ratios for the Company, NBR and Allied compared to the standards for well-capitalized depository institutions, as of December 31, 1995.


                                                      Well-          Minimum
                                        Actual     Capitalized     Requirement
                                       -----------------------------------------
COMPANY
 Leverage                                5.14%          5.00%           4.00%
 Tier 1 risk-based                       7.24           6.00            4.00
 Total risk-based                       11.68          10.00            8.00

NBR
 Leverage                                7.47           5.00            4.00
 Tier 1 risk-based                       9.41           6.00            4.00
 Total risk-based                       12.19          10.00            8.00

ALLIED
 Core                                    6.26           5.00            4.00
 Tier 1 risk-based                       9.22           6.00            4.00
 Total risk-based                       10.47          10.00            8.00



    PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS. FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

    In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of FDICIA. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:


         "WELL-CAPITALIZED"
         Total risk-based capital of 10% or more;
         Tier 1 risk-based ratio capital of 6% or more; and Leverage ratio of 5% or more.

         "ADEQUATELY CAPITALIZED"
         Total risk-based capital of at least 8%;
         Tier 1 risk-based capital of at least 4%; and Leverage ratio of at least 4%.

         "UNDERCAPITALIZED"
         Total risk-based capital less than 8%;
         Tier 1 risk-based capital less than 4%; or Leverage ratio less than 4%.

         "SIGNIFICANTLY UNDERCAPITALIZED"
         Total risk-based capital less than 6%;
         Tier 1 risk-based capital less than 3%; or Leverage ratio less than 3%.

         "CRITICALLY UNDERCAPITALIZED"
         Tangible equity to total assets less than 2%.

    An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

    If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. An undercapitalized depository institution generally will not be able to acquire other banks or thrifts, establish additional branches, or engage in any new lines of business unless consistent with its capital plan. A "significantly undercapitalized" institution will be subject to additional restrictions on its affiliate transactions, the interest rates paid by the institution on its deposits, asset growth, the compensation of its senior executive officers, and other activities deemed to pose excessive risk to the institution. Regulators may also order a significantly undercapitalized institution to hold elections for new directors, terminate any director or senior executive officer employed for more than 180 days prior to the time the institution became significantly undercapitalized, or hire qualified senior executive officers approved by the regulators. Further restrictions and sanctions are required to be imposed on insured depository institutions that are "critically undercapitalized." The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days or obtain the concurrence of the FDIC in another form of action.

    In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a prima facie showing by the agency that such relief is appropriate. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

    SAFETY AND SOUNDNESS STANDARDS. FDICIA also implemented certain specific restrictions on transactions and required the regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation, and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, the use of brokered deposits and the aggregate extensions of credit by a depository institution to an executive officer, director, principal stockholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

    In addition to the statutory limitations, FDICIA requires the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. In July 1992, the federal banking agencies issued a joint advance notice of proposed rule making requesting public comment on the safety and soundness standards. Although final regulations are required by law to be issued by August 1, 1993 and to become effective no later than December 1, 1993, final regulations have not yet been issued.

    In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

    RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

    The payment of dividends by a national bank is further restricted by additional provisions of federal law, which prohibit a national bank from declaring a dividend on its shares of common stock unless its surplus fund exceeds the amount of its common capital (total outstanding common shares times the par value per share). Additionally, if losses have at any time been sustained equal to or exceeding a bank's undivided profits then on hand, no dividend shall be paid. Moreover, even if a bank's surplus exceeded its common capital and its undivided profits exceed its losses, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. A national bank must consider other business factors in determining the payment of dividends. The payment of dividends by NBR is governed by NBR's ability to maintain minimum required capital levels and an adequate allowance for loan losses. Regulators also have the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute. As of December 31, 1995, NBR had the ability to dividend $4,328,000 to Redwood without prior regulatory approval.

    Federal savings banks, such as Allied, which meet the minimum capital requirements described above (see "CAPITAL STANDARDS," above) may distribute as dividends up to 100% of their current net income plus an amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. A federal savings bank which equals or exceeds current minimum capital requirements may distribute up to 75% of its net income for the most recent four quarters, depending upon its level of compliance with its risk-based capital requirements. A federal savings bank not meeting minimum capital requirements may not make any capital distribution without the prior written approval of the OTS. In any event, the OTS must be given 30-days' advance written notice of all proposed capital distributions by federal savings banks. Upon application, the OTS may, in its discretion, allow capital distributions in excess of those permitted by its regulations. In addition to the foregoing restrictions, in 1990 Redwood entered into a Capital Maintenance/Dividend Agreement (the "Capital Maintenance Agreement") with the OTS as a condition to its acquisition of Allied. Under the terms of the Capital Maintenance Agreement, Redwood may not accept from Allied, or cause Allied to pay, any dividend (1) without the prior written approval of the OTS if, and as long as, Allied's capital falls or remains below the applicable minimum capital requirements of the OTS, (2) if Allied's capital is below the current capital requirements of the OTS, or (3) if payment of the dividend would cause Allied's capital to fall below the current capital requirements of the OTS. In addition, the Capital Maintenance Agreement prohibits Allied from paying dividends in excess of its cumulative net income for the prior eight quarters, less cumulative dividends paid during that period, without prior OTS approval, even when Allied's capital exceeds its capital requirements. As of December 31, 1995, Allied had the ability to dividend $2,329,000 to Redwood.

    PREMIUMS FOR DEPOSIT INSURANCE AND ASSESSMENTS FOR EXAMINATIONS. FDICIA established several mechanisms to increase funds to protect deposits insured by the BIF administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the U.S. Treasury; borrow from the Federal Financing Bank up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver; and borrow from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

    As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective
January 1, 1993. Under this system, depository institutions are charged anywhere from 23 cents to 31 cents for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory subgroup assignment. The FDIC has adopted a permanent risk-based assessment system scheduled to take effect on January 1, 1994, which incorporates the same basic rate structure.
The limited changes adopted by the FDIC are those it proposed in December 1992. These amendments clarify the basis on which supervisory subgroup assignments are made by the FDIC, eliminate from the assessment classification review procedure the specific reference to an "informal hearing," provide for the assignment of new institutions to the "well capitalized" assessment group, clarify that an institution is to make timely adjustments as appropriate, clarify the basis, and report data, on which capital group assignments are made for insured branches of foreign banks, and expressly address the treatment of certain lifeline accounts for which special assessment treatment is given. FDICIA prohibits assessment rates from falling below the current annual assessment rate of 23 cents per $100 of eligible deposits if the FDIC has outstanding borrowings from the United States Treasury Department or the 1.25% designated reserve ratio has not been met.

    During 1995, the FDIC announced that the BIF had reached its mandated reserve level, reducing insurance premiums on BIF-insured deposits, and subsequently announcing that deposit insurance premiums on BIF-insured deposits would be reduced at December 31, 1995. The SAIF fund has not yet met its mandated reserve level. As a result, deposit insurance premiums attributable to BIF deposits are less than those attributable to SAIF deposits.

    There are numerous regulatory proposals before Congress to address the deposit insurance premium differential between BIF- and SAIF-insured deposits. The most recent plans consist of one-time insurance premium charges attributable to SAIF-insured deposits sufficient to bring the SAIF up to its mandated reserve level, with a corresponding and immediate reduction in SAIF premiums thereafter. Based on 87 basis points on Allied's deposits at March 31, 1995, the resulting after-tax charge to the Company would be approximately $1,670,000. As both the timing and final form of any proposed regulations remain uncertain, no adjustments to the Company's financial statements have been recorded at December 31, 1995.

    FDICIA requires all insured depository institutions to undergo a full-scope, on-site examination by their primary federal banking regulator at least once every 12 months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.

    RECENTLY ENACTED AND PROPOSED LEGISLATION. The United States Department of the Treasury has issued a proposal to consolidate the federal bank regulatory agencies. Under this proposal, the supervisory and regulatory oversight authority of the FDIC, the FRB, the OCC, and the OTS would be transferred to a new independent federal banking agency, although the FRB would continue to carry out monetary and fiscal policy, discount window operations, and payments system functions and the FDIC would continue to have oversight over the deposit insurance funds. The Treasury Department may seek to introduce a bill in Congress providing for such consolidation during 1995; however the proposal has already been opposed by, among others, certain industry groups and the FRB, which has suggested a competing consolidation plan which would preserve its regulatory oversight authority. At the present time, due to the preliminary nature of the proposals the Company cannot determine what, if any, effect such a consolidation of regulatory agencies would have on its operations.

    In September of 1994 the Riegle Community Development and Regulatory Improvement Act (the "Riegle Act") and the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Riegle-Neal Act") became law. The Riegle Act is intended to reduce much of the federal red tape with which financial institutions have had to contend, providing about fifty different kinds of specific relief. Among other things, the Riegle Act requires the federal regulatory agencies to set up regulatory appeals systems and an ombudsman system, streamlines the examination process, simplifies the audit requirements for CAMEL 1 or 2 rated institutions with less than $5 billion in assets, requires the regulatory agencies to take into account the size and activities of financial institutions in issuing certain risk-related capital rules, streamlines the application process for bank holding company activities, and simplifies certain Truth-in-Lending rules. The Riegle Act also provides for new consumer protections with respect to certain high cost home mortgages, amends securities, banking, pension, and tax laws to encourage securitization of small business loans and the development of a secondary market for pools of such loans, and permits lenders to participate in capital access programs designed to encourage lenders to make loans to small and medium sized businesses.

    The Riegle-Neal Act allows adequately capitalized and managed bank holding companies, with the approval of the FRB, to acquire control of, or to acquire all or substantially all of the assets of, banks in any State, commencing in September of 1995. States are permitted, however, to pass legislation either providing for earlier approval of such mergers or prohibiting interstate mergers entirely. California had already adopted legislation permitting interstate mergers. Additionally, the Riegle-Neal Act permits the federal bank regulatory agencies to approve merger transactions between insured banks having different home states, without regard to the laws of either of the States involved, unless between September 1994 and June 1, 1997 one of the involved States has enacted a law prohibiting expressly prohibiting merger transactions involving out-of-state banks.

    Bills are regularly introduced in the United States Congress which contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any proposed legislation will be adopted, or the extent to which the business of the Company may be affected by such legislation.


ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" in October 1995, which the Company is required to adopt in 1996. SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123; therefore such adoption will have no effect on the Company's consolidated net earnings or cash flows.

    FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights," an amendment of SFAS No. 65 in May 1995. SFAS No. 122 requires a mortgage banking enterprise that purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights to allocate the cost of the mortgage loans based on the relative fair values of the mortgage loans and mortgage servicing rights at the date of purchase or origination. Prior to SFAS No. 122, originated mortgage servicing rights were not recognized for financial statement purposes with the entire cost of the mortgage loan being allocated to the loan.

    The Company early adopted SFAS No. 122 on January 1, 1995 as permitted.
The effect of adoption on the 1995 statement of operations was to increase gain on sale of loans by $1,830,000 and net income by $857,000 ($.27 per fully-diluted share). SFAS No. 122 prohibited the restatement of results for prior years.

    In May 1993, the FASB issued SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities. The Company adopted SFAS No. 115 at December 31, 1993 and, accordingly, has classified its investment securities as held to maturity or available for sale. Securities held to maturity are carried at cost adjusted by the accretion of discounts and amortization of premiums.
The Company has the ability and intent to hold these investment securities to maturity. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. These securities are recorded at market value and unrealized gains or losses, net of income taxes, are included in shareholders' equity. Gain or loss on sale of investment securities is based on the specific identification method.

    During 1995, the FASB issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". The Special Report provided a one-time opportunity to reassess the appropriateness of its designations of securities subject to the accounting and reporting requirements of Statement 115, without calling into questions the intent to hold other debt securities to maturity in the future. In accordance with the Special Report, in December 1995, the Company transferred $20,709,000 in U.S. Government obligations with an unrealized gain of $145,000 from held-to-maturity to available-for-sale.

    On January 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These statements address the accounting and reporting by creditors for impairment of certain loans. In general, a loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except loans that are measured at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process. The effect of adopting SFAS 114 was not material to the Company's 1995 balance sheet or statement of operations.

COMPETITION

    The Company competes for deposits and loans principally with major commercial banks, other independent banks, savings and loan associations, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions. Among the advantages of the larger of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and to generally allocate their investment assets to regions of highest yield and demand. Major commercial banks, savings and loans in California, and certain national mortgage companies operating in the Company's primary market area dominate the commercial banking and mortgage banking industries with large branch systems and loan production offices operating over a wide geographical area.

    In order to compete with the other financial institutions in its primary market area, the Company relies principally upon local directors and employees, extended hours and quick turnaround on loan requests. The Company's promotional activities emphasize the advantages of dealing with a locally-owned and headquartered institution attuned to the particular needs of the community. For customers whose loan demands exceed the Company's lending limit, the Company attempts to arrange for such loans on a participation basis with its correspondent banks.

    (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

    Not applicable.


CERTAIN IMPORTANT CONSIDERATIONS FOR INVESTORS

    MORTGAGE BANKING ACTIVITY. The Company is substantially dependent upon mortgage banking activity, which can fluctuate significantly, in both volume and profitability, with changes in interest rate movements. During 1992 and 1993, the Company experienced a significant increase in mortgage banking activity as a result of an increase in refinancing activity caused by declining interest rates. During 1994, however, increases in interest rates curtailed refinancing activity and the mortgage market shifted toward adjustable-rate mortgages used to purchase homes. As a result, mortgage banking loan originations declined sharply during 1994, compared to rapid increases in origination volumes during 1993 and 1992. Although the Company's mortgage banking originations were down in 1995, the volume began to increase in the last half of 1995. The following is a table of mortgage banking revenues and operating profits for the last three years.

                                  Year Ended December 31,
                               1995         1994         1993
                              -----------------------------------
                                       (in thousands)
Revenue                      $16,089       $16,269      $21,537

Operating profit (loss)         $138       ($9,821)      $4,484


    The Company seeks to minimize its interest rate by monitoring its exposure to potential losses from shifts in interest rates on a daily basis and hedging that exposure through the use of various financial instruments, including derivatives. These investments include both written and purchased put and call options and forward commitments to sell mortgage loans and mortgage-backed securities to investors. The Company uses software developed by an independent party to evaluate its daily hedging position and the potential impact of various changes in interest rates. Interest rate fluctuations, however, can leave the Company unable to adjust its hedging position in a timely manner, and could have a material adverse effect on the Company's results of operations.

    INTEREST RATE RISK. The Company's profitability may be adversely affected by rapid changes in interest rates. The Company is substantially dependent on mortgage banking activity, which can fluctuate significantly with interest rate movements. The Company's ability to manage its net interest margin depends on the volume of commercial loans compared to residential mortgage loans. Additionally, the volume of adjustable rate mortgage loans ("ARMs") compared to fixed rate mortgage loans can impact the net interest margin. ARMs can be originated with initial rates at or below the cost of funding the loans and reduce the net interest margin while the loans are held until the loans reprice. A decline in net interest margin can result from fixed rate loans in a rising rate environment as the Company's cost of funding loans rises. In a declining rate environment, refinancing of fixed rate loans can inhibit an increase in the net interest margin.

    CONCENTRATION OF LENDING ACTIVITIES. Concentration of the Company's lending activities in the real estate sector, including construction loans could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At December 31, 1995, approximately 82% of the Company's loans were secured by real estate, of which 22% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed-use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans. Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

    DIVIDENDS. Beginning with the fourth quarter of 1992, Redwood paid a quarterly dividend on its Common Stock each quarter until the fourth quarter of 1994, when the payment of Common Stock dividends was suspended indefinitely by the Board of Directors. There can be no assurance that such dividend payments will be resumed in the future. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR and Allied to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR or Allied became undercapitalized. If NBR or Allied are restricted from paying dividends, Redwood could be unable to pay dividends on either its Common or its Preferred Stock. In addition, the payment of dividends by Redwood is limited by California law and subject to the discretion of the Board of Directors of Redwood. No assurance can be given as to the ability of the Company's subsidiaries to pay dividends to Redwood, the ability of Redwood to continue or resume paying dividends in accordance with prior practice or at all, or the determination by the Board of Directors that payment of any such dividend will be appropriate under the circumstances. Under applicable law and regulations, at December 31, 1995, Allied and NBR were able to pay up to $4,531,000 and $4,328,000 in additional dividends to Redwood. See "REGULATION AND SUPERVISION -- RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS," above.

    GOVERNMENT REGULATION. Redwood and its subsidiaries are subject to extensive federal and state governmental supervision, regulation and control, and future legislation and government policy could adversely affect the financial industry. Although the full impact of such legislation and regulation cannot be predicted, future changes may alter the structure of and competitive relationship among financial institutions. See "REGULATION AND SUPERVISION," above.

    COMPETITION FROM OTHER FINANCIAL INSTITUTIONS. The Company competes for deposits and loans principally with major commercial banks, other independent banks, savings and loan associations, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions. With respect to deposits, additional significant competition arises from corporate and governmental debt securities, as well as money market mutual funds. The Company also depends for its origination of mortgage loans on independent mortgage brokers who are not contractually obligated to do business with the Company and are regularly solicited by the Company's competitors. Aggressive policies of such competitors have in the past resulted, and may in the future result, in a decrease in the Company's volume of mortgage loan originations and/or a decrease in the profitability of such originations, especially during periods of declining mortgage loan origination volumes. Several of the nation's largest savings and loan associations and commercial banks have a significant number of branch offices in the areas in which the Company conducts operations. Among the advantages possessed by the larger of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and generally allocate their investment assets to regions of highest yield and demand. See "COMPETITION," above.

    RISKS INVOLVED IN ACQUISITION STRATEGY. The Company has grown in significant part through acquisitions of financial institutions, including savings and loan companies and banks. The Company intends to continue its policy of reviewing such opportunities as they present themselves, and to make further acquisitions as strategically appropriate. Such acquisitions, including the recent merger of Codding bank with and into NBR, involve risks of adversely changing the Company's results of operations, unforeseen liabilities or asset quality problems of the acquired entity, and unanticipated conditions not within the Company's control, including among others adverse personnel relations, loss of customers because of change of identity, and deterioration in local economic conditions.

    Management believes that the Company's potential growth in earnings will depend in part on the successful development of future acquisition prospects. Candidates for such future acquisitions may not prove to be available on terms the Company believes to be favorable, however. Furthermore, state and Federal regulatory agencies have the power to block, delay, or adversely condition such acquisitions in the future, depending on the financial condition of Redwood, its subsidiaries, and its potential acquisition targets. In pursuing its acquisition strategy the Company must compete with a variety of individuals and institutions, including major regional bank holding companies, for suitable acquisition candidates. Such competition could affect the Company's ability to make acquisitions, increase the price the Company may be forced to pay for certain acquisitions in the future, and increase the Company's costs in analyzing and negotiating such potential transactions.

    STRATEGIC EVALUATION OF ALLIED. In an effort to increase shareholder value the Board of Directors is currently evaluating strategic options relating to Allied. These options include a sale or partial sale of Allied or a merger of Allied into NBR. The ultimate resolution of this evaluation process and actions stemming therefrom, if any, cannot currently be determined.


ITEM 2.  PROPERTIES

    The Company owns and leases certain premises and equipment used in the normal course of business. There are no contingent rental payments and the Company has three sublease arrangements. Total rental expenses under all leases, including premises, totaled $2,172,000, $2,336,000 and $1,533,000, in 1995, 1994 and 1993. The expiration dates of the leases vary, with the last such lease expiring during 2009.

    The Company enters into leases for premises and equipment as the Company expands its business. The Company maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage. Management believes that there are no premises occupied that could not be relocated with minimal impact.


ITEM 3.  LEGAL PROCEEDINGS

    There are no material legal proceedings pending against the Company to which the Company is a party or to which any of its properties is subject, except ordinary routine litigation incidental to the businesses of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1995.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Redwood's Common Stock is publicly traded on the American Stock Exchange. Market information for Redwood's Common Stock for the two most recent fiscal years can be found under the heading "Quarterly Results" of the 1995 Annual Report to Shareholders, and is by this reference incorporated herein. As of March 1, 1996 there were 693 shareholders of record of Redwood's Common Stock.

    Redwood declared quarterly cash dividends on its Common Stock at the rate of $0.03 per share for the fourth quarter of 1992 and the first three quarters of 1993. In the fourth quarter of 1993, the Common Stock dividend was increased to $0.035 per share, and it remained at that level through the first three quarters of 1994. The Common Stock dividend was suspended during the fourth quarter of 1994. See Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA -- NOTE P OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF REDWOOD EMPIRE BANCORP," below.

    Dividends from NBR and Allied are a primary source of cash for Redwood. There are regulatory limitations on cash dividends that may be paid by NBR and Allied to Redwood which could limit Redwood's ability to pay dividends. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR and Allied if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR or Allied became critically undercapitalized. Redwood is not subject to any prohibitions or limitations imposed on its ability to pay dividends by any regulatory agency, although it has entered into a Capital Maintenance/Dividend Agreement with the OTS with respect to the payment of dividends by Allied. See Item 1(c) "NARRATIVE DESCRIPTION OF BUSINESS -- RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS," above.


ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item can be found in the Company's 1995 Annual Report to Shareholders under the heading "Summary of Consolidated Financial Data and Performance Ratios", and is by this reference incorporated herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item can be found in the Company's 1995 Annual Report to Shareholders, and is by this reference incorporated herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements appear, together with the Notes thereto and the independent auditors' report of Deloitte & Touche LLP dated January 24, 1996 thereon, in the Company's 1995 Annual Report to
Shareholders, and are by this reference incorporated herein.

    Supplementary data for each full quarter within the years ended December 31, 1995 and 1993, can be found in the Company's 1995 Annual Report to Shareholders under the heading "Quarterly Results", and is by this reference incorporated herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item can be found in Redwood's definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.


ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item can be found in Redwood's definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item can be found in Redwood's definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is by this reference incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

    NBR leases 34,000 square feet of office space for its main office from 137 Group, a partnership that includes as a minority partner NBR director Richard Colombini. The lease calls for payments of $62,455 per month plus annual rental increases through November 1999. Total lease payments in 1995, 1994, and 1993 for this location were $851,000, $839,000 and $753,000, respectively.

    (b)  CERTAIN BUSINESS RELATIONSHIPS.

    Except as disclosed elsewhere in this Item, management is not aware of any business relationships required to be disclosed hereunder.

    (c)  INDEBTEDNESS OF MANAGEMENT.

    Some of the Company's directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of or have had banking transactions with the Company in the ordinary course of the Company's business, and the Company expects to have banking transactions with such persons in the future. In management's opinion, all such loans and commitments to lend were made in the ordinary course of business, in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit worthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. The Company has a strong policy regarding review of the adequacy and fairness to the Company of loans to its directors and officers. At December 31, 1995, there were no outstanding balances under extensions of credit to directors and executive officers of the Company and companies with which directors are associated.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  1.   FINANCIAL STATEMENTS.

    The following consolidated financial statements of Redwood and its subsidiaries, and independent auditors' report included in the Annual Report of Redwood to its shareholders for the years ended December 31, 1995, 1994 and 1993, are incorporated herein by reference.

         Independent Auditors' Report
         Consolidated Financial Statements of Redwood Empire Bancorp
           Consolidated Statements of Operations
           Consolidated Balance Sheets
           Consolidated Statements of Shareholders' Equity
           Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements

         2.   FINANCIAL STATEMENT SCHEDULES.

    All financial statement schedules have been omitted, as inapplicable.


         3.   EXHIBITS.

    The following documents are included or incorporated by reference in this Annual Report on Form 10-K. Exhibits marked with an asterisk (*) represent management contracts or compensatory plans or arrangements.


 EXHIBIT
 NUMBER                DESCRIPTION
 -------               -----------


   2.1 Acquisition and Merger Agreement between National Bank of the Redwoods and Codding Bank, dated June 21, 1994, including Exhibits A and B thereto, filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 21, 1994, and by this reference incorporated herein.

   2.2 Amendment No. 1 to Acquisition and Merger Agreement between National Bank of the Redwoods and Codding Bank, dated September 21, 1994, filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 21, 1994, and by this reference incorporated herein.

   3. Amended and restated By-Laws of the Registrant, filed as Exhibit 3 to the Registrant's 1994 Annual Report on Form 10-K and by this reference incorporated herein.

   4.1 Form of Indenture (including form of Notes) between the Registrant and the Bank of New York, as Trustee, relating to the issuance of 8.50% Subordinated Notes due 2004, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-2 dated December 13, 1993 (Registration No. 33-71324), and by this reference incorporated herein.

   4.2 Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of the Registrant's 7.80% Noncumulative Convertible Perpetual Preferred Stock, Series A, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-2 dated February 16, 1993 (Registration No. 33-56962), and by this reference incorporated herein.

  10.1* Severance Compensation Agreement between Allied Savings Bank, F.S.B. and Terance O'Mahoney, filed as Exhibit 10.1 to the Registrant's 1990 Annual Report on Form 10-K and by this reference incorporated herein.

  10.2* Amendment No. 1 to Severance Compensation Agreement between Allied Savings Bank, F.S.B. and Terance O'Mahoney dated as of January 1, 1993, filed as Exhibit 10.2 to the Registrant's 1992 Annual Report on Form 10-K and by this reference incorporated herein.

  10.3* Employment Agreement between Allied Savings Bank, F.S.B. and Martin B. McCormick, dated as of July 1, 1990, filed as Exhibit 10.5 to the Registrant's 1992 Annual Report on Form 10-K and by this reference incorporated herein.

  10.4* Amendment No. 1 to Employment Agreement between Allied Savings Bank, F.S.B. and Martin B. McCormick, dated as of January 1, 1993, filed as
         Exhibit 10.6 to the Registrant's 1992 Annual Report on Form 10-K and by this reference incorporated herein.

  10.5*  Employment Agreement between National Bank of the Redwoods and Patrick
         W. Kilkenny, dated as of January 1, 1994, filed as Exhibit 10.7 to the Registrant's 1993 Annual Report on Form 10-K and by this reference incorporated herein.

  10.6 Lease, dated August 30, 1988, between National Bank of the Redwoods and 137 Group, a general partnership, filed as Exhibit 10.1 to the Registrant's 1989 Annual Report on Form 10-K, and by this reference incorporated herein.

  10.7 Lease, Dated April 18, 1990, between Allied Savings Bank, F.S.B. and Stony Point West, General Partnership, filed as Exhibit 10.2 to the Registrant's 1990 Annual Report on Form 10-K, and by this reference incorporated herein.

  10.8* The Registrant's 401 (k) Profit Sharing Plan, filed as Exhibit 28.1 to the Registrant's Registration Statement on Form S-8 dated June 12, 1990 (Registration No. 33-35377), and by this reference incorporated herein.

  10.9*  The Allied Savings Bank, F.S.B. 1986 Stock Option Plan, filed as
         Exhibit 28.1 to the Registrant's Registration Statement on Form S-8 dated June 28, 1991 (Registration No. 33-41503), and by this reference incorporated herein.

 10.10*  The National Bank of the Redwoods Stock Option Plan, filed as Exhibit
         28.1 to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-4 dated March 27, 1989 (Registration No. 33-24642), and by this reference incorporated herein.

 10.11*  The Registrant's Amended and Restated 1991 Stock Option Plan, filed as
         Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on July 8, 1992 (Registration No. 33-49372), and by this reference incorporated herein.

 10.12*  The Registrant's Performance Incentive Bonus Plan, filed as Exhibit
         10.13 to the Registrant's 1992 Annual Report on Form 10-K, and by this reference incorporated herein.

 10.13 The Registrant's Dividend Reinvestment and Stock Purchase Plan, filed as Exhibit 10.14 to the Registrant's 1992 Annual Report on Form 10-K, and by this reference incorporated herein.

 10.14* The Registrant's Phantom Stock Plan, filed as Exhibit 10.16 to the Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

 10.15* Phantom Stock Agreement between the Registrant and John H. Downey, Jr., dated as of January 1, 1994, filed as Exhibit 10.17 to the Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.

 10.16*  The Registrant's Executive Salary Continuation Plan, filed as Exhibit
         10.9 to the Registrant's Registration Statement on Form S-2 dated December 13, 1993 (Registration No. 33-71324), and by this reference incorporated herein.

 10.17* Director Retirement Plan, filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-2 dated December 13, 1993 (Registration No. 33-71324), and by this reference incorporated herein.

 10.18* Chairman Retirement Agreement, dated November 30, 1993, between the Registrant and John H. Downey, Jr., filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-2 dated December 13, 1993 (Registration No. 33-71324), and by this reference incorporated herein.

 10.19* Lease, dated December 23, 1993 between Allied Bank, F.S.B. and Santa Rosa Corporate Center Associates II, filed as Exhibit 10.21 to the Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.

 11.     Statement re Computation of Per Share Earnings.

 12.1    Statement re Computation of Ratio of Earnings to Fixed Charges.

 12.2 Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

 13.     Annual Report to Security Holders.

 21.     Subsidiaries of the Registrant.

 24.     Consent of Deloitte & Touche LLP.


(b) REPORTS ON FORM 8-K.

The Company filed the following Current Reports on Form 8-K during the last quarter of 1995:

1.  On October 31, 1995 reporting the declaration of a quarterly dividend of
    19.5 cents per share on the Registrant's 7.80% Noncumulative Convertible Perpetual Preferred Stock.

2. On October 30, 1995 reporting the earnings for the quarter ended September 30, 1995.


(c) EXHIBITS.

See Item 14(a)3 and the Index to Exhibits.


(d) EXCLUDED FINANCIAL STATEMENTS

Not applicable.

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




REDWOOD EMPIRE BANCORP



By:      /S/ JOHN H. DOWNEY, JR.                      Dated:   March 5, 1996
         -----------------------
         John H. Downey, Jr.
         Chairman of the Board


And By:  /S/ PATRICK W. KILKENNY                      Dated:   March 6, 1996
         -----------------------
         Patrick W. Kilkenny
         President and Chief Executive Officer
         (Principal Executive Officer)


And By:  /S/ JAMES E. BECKWITH                        Dated:   March 6, 1996
         -----------------------
         James E. Beckwith
         Senior Vice President and
         Chief Financial Officer
         (Principal Financial Officer)


And By:  /S/ GALE D. BRIDGEMAN                        Dated:   March 5, 1996
         -----------------------
         Gale D. Bridgeman
         Vice President and Controller
         (Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/S/ ORLANDO J. ANTONINI                               Dated:   March 11, 1996
-----------------------------
Orlando J. Antonini, Director



/S/ HASKELL E. BOYETT                                 Dated:   March 5, 1996
-----------------------------
Haskell E. Boyett, Director



/S/ JOHN H. DOWNEY, JR.                               Dated:   March 5, 1996
-----------------------------
John H. Downey, Jr., Director
  and Chairman of the Board



/S/ PATRICK W. KILKENNY                               Dated:   March 6, 1996
-----------------------------
Patrick W. Kilkenny, Director



/S/ JOHN R. OLSEN                                     Dated:   March 5, 1996
-----------------------------
John R. Olsen, Director



/S/ WILLIAM B. STEVENSON                              Dated:   March 5, 1996
-----------------------------
William B. Stevenson, Director



/S/ TOM D. WHITAKER                                   Dated:   March 5, 1996
-----------------------------
Tom D. Whitaker, Director
  and Vice Chairman of the Board

                                INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------

 11.               Statement re Computation of Per Share Earnings.

 12.1              Statement re Computation of Ratio of Earnings to Fixed
                   Charges.

 12.2 Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

 13.               Annual Report to security holders.

 21.               Subsidiaries of the Registrant.

 24.               Consent of Deloitte & Touche LLP.