Form 10-Q
period 1996-03-31
REDWOOD EMPIRE BANCORP
filed 1996-05-06
CIK 840007

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                           Commission file number:  0-19231

                                REDWOOD EMPIRE BANCORP
                (Exact name of Registrant as specified in its charter)

             California                                 68-0166366
     (State or other jurisdiction of                  (IRS Employer
     Incorporated or organization)                    Identification No.)

     111 Santa Rosa Avenue, Santa Rosa, California              95404-4905
     (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number, including area code:  (707) 545-9611

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X  No
                                       ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   May 1, 1996:  2,711,114


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                           This page is page 1 of 19 pages.

                                REDWOOD EMPIRE BANCORP
                                         AND
                                     SUBSIDIARIES

                                        INDEX


                                                             Page
                                                              ----

PART I.    Financial Information

  ITEM 1.  Financial Statements

           Consolidated Statements of Operations
           Three Months ended March 31, 1996 and 1995. . . . . 3

           Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995. . . . . . . . 4

           Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1996 and 1995. . . . . 5

           Notes to Consolidated Financial Statements. . . . . 7


  ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . 8



PART II.   Other Information

  ITEM 1.  Legal Proceedings . . . . . . . . . . . . . . . . .18

  ITEM 2.  Changes in Securities . . . . . . . . . . . . . . .18

  ITEM 3.  Defaults Upon Senior Securities . . . . . . . . . .18

  ITEM 4.  Submission of Matters to a Vote of
           Securities Holders. . . . . . . . . . . . . . . . .18

  ITEM 5.  Other Information . . . . . . . . . . . . . . . . .18

  ITEM 6.  Exhibits and Reports on Item 8-K. . . . . . . . . .18



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .19

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Operations
                     (dollars in thousands except per share data)
                                     (unaudited)

Three Months Ended
March 31,

                                                          1996          1995
                                                      ------------   -----------
Interest income:
  Interest and fees on loans                            $10,398       $11,187
  Interest on investment securities                         718           522
  Interest on federal funds sold                            324           330
  Interest on time deposits due from
    financial institutions                                   53            35
Total interest income                                    11,493        12,074
                                                      ------------   -----------

Interest expense:
  Interest on deposits                                    5,343         5,527
  Interest on subordinated notes                            284           277
  Interest on other borrowings                              367         1,658
                                                      ------------   -----------
Total interest expense                                    5,994         7,462
                                                      ------------   -----------
Net interest income                                       5,499         4,612
                                                      ------------   -----------
Provision for loan losses                                 1,515           300
                                                      ------------   -----------

Net interest income
  after loan loss provision                               3,984         4,312

Other operating income:
  Service charges on deposit accounts                       300           286
  Merchant draft processing, net                            488           316
  Loan servicing income                                     380           391
  Net realized gains on sale of
    investment securities available for sale                 17         ---
  Gain on sale of loans and loan servicing                3,536         2,956
  Other income                                              864           484
                                                      ------------   -----------
Total other operating income                              5,585         4,433

Other operating expense:
  Salaries and employee benefits                          4,487         3,523
  Occupancy and equipment expense                         1,362         1,052
  Restructuring charge                                    ---           ---
  Other                                                   2,242         2,622
                                                      ------------   -----------
Total other operating expense                             8,091         7,197
                                                      ------------   -----------

  Income before income taxes                              1,478         1,548
  Provision for income taxes                                592           637
                                                      ------------   -----------

Net income                                                  886           911
Dividends on preferred stock                                112           112
                                                      ------------   -----------
Net income available for common shareholders               $774          $799
                                                      ------------   -----------
                                                      ------------   -----------

Earnings per common and common equivalent share:
   Primary net income per share                            $.29          $.30
   Weighted average shares                            2,706,000      2,667,000
   Fully diluted net income per share                      $.27           $.29
   Weighted average shares                            3,244,000      3,166,000

Dividends per common share                            $  ---         $  ---


See Notes to Consolidated Financial Statements.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                (dollars in thousands)
                                     (unaudited)


                                                                       March 31,          December 31,
                                                                            1996                  1995
                                                                   -----------------     -----------------
Cash and due from banks                                                 $26,147               $24,312
Federal funds sold                                                       13,977                 9,969
Due from broker                                                           ---                  20,859
                                                                   -----------------     -----------------
  Cash and cash equivalents                                              40,124                55,140

Interest bearing deposits due from financial institutions                   321                   417
Investment securities:
  Held to maturity (market value of $6,795 and $6,528)                    6,795                 6,528
  Available for sale, at market                                          39,246                37,436
                                                                   -----------------     -----------------
    Total investment securities                                          46,041                43,964
Mortgage loans held for sale                                            110,978                62,620
Loans:
    Residential real estate mortgage                                    121,636               168,022
    Commercial real estate mortgage                                      71,862                65,655
    Commercial                                                           66,490                63,975
    Real estate construction                                             75,040                69,504
    Installment and other                                                 3,749                 4,103
    Less deferred loan fees                                              (3,145)               (3,035)
                                                                   -----------------     -----------------
        Total portfolio loans                                           335,632               368,224
    Less allowance for loan losses                                       (6,380)               (5,037)
                                                                   -----------------     -----------------
        Net loans                                                        29,252               363,187

Premises and equipment, net                                               6,108                 6,561
Purchased mortgage servicing rights                                       5,634                 5,970
Other real estate owned                                                   1,133                   963
Cash surrender value of life insurance                                    4,412                 4,363
Other assets and interest receivable                                     16,840                14,725
                                                                   -----------------     -----------------
     Total assets                                                      $560,843              $557,910
                                                                   -----------------     -----------------
                                                                   -----------------     -----------------

Deposits:
  Noninterest bearing demand deposits                                   $63,576               $65,602
  Interest-bearing transaction accounts                                 149,282               129,436
  Time deposits $100,000 and over                                        85,664               111,479
  Other time deposits                                                   176,170               151,876
                                                                   -----------------     -----------------
    Total deposits                                                      474,692               458,393

Other borrowings                                                         31,129                47,871
Subordinated notes                                                       12,000                12,000
Other liabilities and interest payable                                   10,918                 8,061
                                                                   -----------------     -----------------
     Total liabilities                                                  528,739               526,325

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding 575,000 shares                                5,750                 5,750
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding 2,687,407 and 2,679,227 shares              18,794                18,728
  Retained earnings                                                       7,741                 6,967
  Unrealized gain (loss) on investment securities available
    for sale                                                               (181)                  140
                                                                   -----------------     -----------------

     Total shareholders' equity                                          32,104                31,585
                                                                   -----------------     -----------------

     Total liabilities and shareholders' equity                        $560,843              $557,910
                                                                   -----------------     -----------------
                                                                   -----------------     -----------------


See Notes to Consolidated Financial Statements.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                             1996              1995
                                                                         -------------     -------------
Cash flows from operating activities:

  Net income                                                                  $886              $911

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                         1,086             1,211
  Net realized losses (gains) on securities available for sale                 (17)            ---
  Loans originated for sale                                               (457,759)          (68,564)
  Proceeds from sale of loans held for sale                                457,258            96,038
  Gain on sale of loans and loan servicing                                  (3,536)           (2,956)
  Provision for loan losses                                                  1,515               300
  Change in other assets and interest receivable                            (1,857)            3,585
  Change in other liabilities and interest payable                           2,857            (1,393)
  Noncash restructuring charge                                               ---               ---
  Other, net                                                                  (187)               83
                                                                         -------------     -------------
  Total adjustments                                                           (640)           28,304
                                                                         -------------     -------------

  Net cash provided by operating activities                                    246            29,215
                                                                         -------------     -------------

Cash flows from investing activities:
  Net change in loans                                                      (39,362)            8,710
  Proceeds from sales of loans in portfolio                                 27,076             2,334
  Purchases of investment securities available for sale                    (12,763)           (2,918)
  Purchases of investment securities held to maturity                         (200)            ---
  Sales of investment securities available for sale                          ---               ---
  Maturities of investment securities available for sale                    10,500             6,000
  Maturities of investment securities held to maturity                       ---               5,838
  Premises and equipment, net                                                 (194)             (266)
  Purchase of mortgage servicing rights                                       (231)            ---
  Change in interest bearing deposits due from financial institutions           96                99
  Proceeds from sale of other real estate owned                                309               151
                                                                         -------------     -------------

    Net cash provided by (used in) investment activities                   (14,769)           19,948
                                                                         -------------     -------------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                        (2,026)           (2,814)
  Change in interest bearing transaction accounts                           19,847            (3,539)
  Change in time deposits                                                   (1,522)           62,819
  Change in borrowings                                                     (16,742)         (109,158)
  Issuance of stock                                                             62             ---
  Dividends paid                                                              (112)             (112)
                                                                         -------------     -------------
    Net cash used in financing activities                                     (493)          (52,804)
                                                                         -------------     -------------

Net change in cash and cash equivalents                                    (15,016)           (3,641)
Cash and cash equivalents at beginning of period                            55,140            33,354
                                                                         -------------     -------------

Cash and cash equivalents at end of period                                 $40,124           $29,713
                                                                         -------------     -------------
                                                                         -------------     -------------


                                     (Continued)

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Continued)


                                                                                Three Months Ended
                                                                                    March 31,
                                                                             1996              1995
                                                                         -------------     -------------
Supplemental Disclosures:
Cash paid during the period for:
  Income taxes                                                                $267          $  ---
  Interest expense                                                           6,211             7,645

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                              527               122
  Transfer from loans to mortgage loans held for sale                       50,000             ---
  Transfer from mortgage loans held for sale to loans                        ---              15,000


                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                     (Unaudited)

1.     Basis of Presentation

       The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1995 Annual Report to shareholders. The statements include the accounts of Redwood Empire Bancorp and its wholly owned subsidiaries, National Bank of the Redwoods ("NBR") and Allied Bank, F.S.B. ("Allied"). All significant intercompany balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

       Certain reclassifications were made to prior period financial statements to conform to current period presentations.

       For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds sold are generally for one day periods.


2.     Net Income per Share

       Net income per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents outstanding during the periods ended March 31, 1996 and 1995.


3.     New Accounting Pronouncement

       On January 1, 1996, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation." This statement requires expanded disclosures with respect to stock-based compensation such as stock options. It also encourages, but does not require recognition of compensation expense related to the fair value of such stock-based compensation. The Company has decided not to record compensation expense for its stock-based compensation which currently consists only of stock options. No grants were made in the first quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Redwood Empire Bancorp ("Redwood," and with its subsidiaries the "Company") is a financial institutions holding company headquartered in Santa Rosa, California. Redwood has two principal subsidiaries, Allied Bank, F.S.B., a federal savings bank ("Allied"), and National Bank of the Redwoods, a national bank ("NBR").

       The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1995 to March 31, 1996, and significant changes and trends in the Company's results of operations for the three months ended March 31, 1996, compared to the same period in 1995.

       In an effort to increase shareholder value the Board of Directors is currently evaluating strategic options relating to Allied. These options include a sale or partial sale of Allied or a merger of Allied into NBR. The ultimate resolution of this evaluation process and actions stemming therefrom, if any, cannot currently be determined.


SUMMARY OF FINANCIAL RESULTS

       The Company reported net income of $886,000 ($.27 per share, fully diluted) for the three months ended March 31, 1996, compared to $911,000
($.29 per share, fully diluted) for the same period in 1995. The decrease in net income in 1996 over 1995 is primarily due to non reoccurring income recorded in the first quarter of 1995 of $1,500,000 related to an improvement in the market value of loans held for sale at Allied. In addition, the first quarter of 1996 saw increases in net interest income and other operating income offset by an increase in the provision for loan losses and other operating expense when compared to the same period in 1995. The increased loan loss provision in 1996 relates primarily to one portfolio of purchased leases. See "Nonperforming Assets".

NET INTEREST INCOME

       Net interest income increased $887,000 for the first quarter of 1996 compared to the first quarter of 1995. The increase is primarily due to decreased funding costs, especially other borrowings and time deposits, partially offset by lower interest income related to decreased volumes of portfolio loans and mortgage loans held for sale. The net interest margin increased to 4.32% for the first quarter of 1996 from 3.11% a year ago primarily due to increased yields on earning assets, especially loans and mortgage loans held for sale.

       The following is an analysis of the net interest margin:



                                                   Three months ended                  Three months ended
                                                     March 31, 1996                      March 31, 1995

                                         Average                    %        Average                    %
       (dollars in thousands)            Balance     Interest     Yield      Balance     Interest     Yield
                                      ------------------------------------------------------------------------

       Earning assets (1)              $508,653      $11,493       9.04    $592,737      $12,074       8.15
       Interest-bearing liabilities     442,690        5,994       5.42     546,218        7,462       5.46
                                                    -----------                         -----------
       Net interest income                            $5,499                              $4,612
                                                    -----------                         -----------
                                                    -----------                         -----------
       Net interest income to
         earning assets                                            4.32                                3.11



       (1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.

       The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 1996 and 1995. Changes not solely attributable to rate or volume have been allocated to rate.



                                                                               March 31, 1996 over
                                                                                  March 31, 1995
                                                                 -----------------------------------------
                                                                      Volume         Rate        Total
                                                                 -----------------------------------------
                                                                                (in thousands)
       Increase (decrease) in interest income:
         Portfolio loans                                           $ (1,032)     $   281     $   (751)
         Mortgage loans held for sale                                  (609)         571          (38)
         Investment securities                                          149           47          196
         Interest-earning deposits with other institutions                7           11           18
         Federal funds sold                                             (14)           8           (6)
                                                                 -----------------------------------------
       Total increase (decrease)                                     (1,499)         918         (581)
                                                                 -----------------------------------------

       Increase (decrease) in interest expense:
         Interest-bearing transaction accounts                          197          124          321
         Time deposits                                                 (760)         255         (505)
         Other borrowings                                            (1,258)         (26)      (1,284)
                                                                 -----------------------------------------
       Total increase (decrease)                                     (1,821)         353       (1,468)
                                                                 -----------------------------------------

       Increase in net interest income                                 $322         $565         $887
                                                                 -----------------------------------------
                                                                 -----------------------------------------


MORTGAGE LOANS HELD FOR SALE

       Mortgage loans held for sale increased $48,358,000 or 77% to $110,978,000 at March 31, 1996 compared to $62,620,000 at December 31, 1995.
The increase was primarily due to a $50,000,000 transfer of loans from the portfolio to held for sale. This transaction was made to accommodate an asset reduction strategy at Allied Bank which is intended to increase the capital ratios of Allied and the Company. The fair value of loans transferred exceeded their carrying value.


LOANS

       Total loans decreased $32,592,000 or 9% to $335,632,000 at March 31,
1996 compared to $368,224,000 at December 31, 1995. Residential real estate mortgage loans decreased $46,386,000 or 28% to $121,636,000 due to a transfer of loans to mortgage loans held for sale as part of an asset reduction strategy.

       The following table summarizes the composition of the loan portfolio at March 31, 1996 and December 31, 1995.



                                                 March 31, 1996                   December 31, 1995
                                      ------------------------------     ------------------------------
 (dollars in thousands)                   Amount              %              Amount              %

 Residential real estate mortgage       $121,636             37%           $168,022             46%
 Commercial real estate mortgage          71,862             21              65,655             18
 Commercial                               66,490             20              63,975             17
 Real estate construction                 75,040             22              69,504             19
 Installment and other                     3,749              1               4,103              1
 Less deferred fees                       (3,145)            (1)             (3,035)            (1)
                                      ------------------------------     ------------------------------
     Total loans                         335,632           100%             368,224           100%
                                                         -----------                        -----------
                                                         -----------                        -----------
 Less allowance for loan losses           (6,380)                            (5,037)
                                      ---------------                    ---------------
     Net loans                          $329,252                           $363,187
                                      ---------------                    ---------------
                                      ---------------                    ---------------


PROVISION FOR LOAN LOSSES

       The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined after considering various factors such as loan loss experience, current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, the existing allowance for loan losses, independent loan reviews, current charges and recoveries to the allowance for loan losses, and the overall quality of the portfolio, as determined by management, regulatory agencies, and independent credit review consultants retained by the Company.

       The adequacy of the Company's allowance for loan losses is based on specific and formula allocations to the Company's loan portfolio. Specific allocations of the allowance for loan losses are made to identified problem or potential problem loans. The specific allocations are increased or decreased through management's reevaluation of the status of the particular problem loans. Loans which do not receive a specific allocation receive an allowance allocation based on a formula, represented by a percentage factor based on underlying collateral, type of loan, historical charge-offs and general economic conditions, which is applied against the general portfolio segments.

       The following table summarizes the Company's allowance for loan losses:


                                                    Three months ended
                                                        March 31
                                                -----------------------
       (dollars in thousands)                    1996          1995
                                                ---------     ---------

       Beginning allowance for loan losses      $5,037        $5,787
       Provision for loan losses                 1,515           300
       Charge-offs                                (199)         (150)
       Recoveries                                   27            25
                                                ---------     ---------
       Ending allowance for loan losses         $6,380        $5,962
                                                ---------     ---------
                                                ---------     ---------


       Net charge-offs to average
          loans (annualized)                       .18%          .12%


       The allowance for loan losses as a percentage of portfolio loans increased from at 1.37% at December 31, 1995 to 1.90% at March 31, 1996. The increase in the provision of $1,215,000 over the same period in 1995 is primarily due to a lease portfolio of $1,412,000 purchased from a company currently in bankruptcy proceedings who retained the servicing of such portfolio. An additional provision was taken in response to higher levels of nonperforming assets which include the aforementioned leases.

       Currently, no information has been made available or communicated to the Company by the Bankruptcy court concerning NBR's security in such purchased equipment leases, although all cash receipts have been frozen by the bankruptcy trustee until a formal accounting of all assets and liabilities can be completed. Consistent with Company policy, these leases have been classified as nonperforming and placed on nonaccrual status. Management expects further information to become available in the second or third quarter of 1996 with regards to specific borrower information and collateral values. Management also believes certain legal remedies may exist and is currently evaluating its options under the terms of the lease agreements.

NONPERFORMING ASSETS

     The following table summarizes the Company's  nonperforming assets.


                                                      March 31,    December, 31
     (dollars in thousands)                             1996             1995
                                                      ---------    ------------
     Nonaccrual loans                                  $6,563         $4,201
     Accruing loans past due 90 days or more               56             92
     Restructured loans                                   598            651
                                                      -------         ------
     Total nonperforming loans                          7,217          4,944
     Other real estate owned                            1,133            963
     Other assets owned                                 1,214          1,249
                                                      -------         ------
     Total nonperforming assets                        $9,564         $7,156
                                                      -------         ------
                                                      -------         ------

Nonperforming assets to total assets                     1.71%          1.28%

     Although the volume of nonperforming assets will depend on future economic environment, there are also loans totaling $2,288,000 about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

     Nonperforming loans consist of loans to 354 borrowers, 18 of which have balances in excess of $100,000. The two largest have recorded balances of $837,000 secured by general business assets and $390,000 secured by residential real estate. Approximately 310 of the nonperforming loans are related to a purchased portfolio of leases from a servicer who is now in bankruptcy proceedings. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

     Other real estate owned consists of eight properties. Six properties are residential and two are commercial buildings. Other assets owned included contract receivable rights and repossessed personal property valued at $1,214,000.

     At March 31, 1996 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $7,475,000 of which $3,374,000 relates to the recorded investment for which there is a related allowance for credit losses of $1,235,000 determined in accordance with these statements and $4,101,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these standards.

     The average recorded investment in the impaired loans during the three months ended March 31, 1996 and March 31, 1995 was $7,690,000 and $8,972,000;
the related amount of interest income recognized during the periods that such
loans were impaired was $54,000 for 1996 and $105,000.   No interest income was
recognized using a cash-basis method of accounting during the period that the loans were impaired.

OTHER OPERATING INCOME AND EXPENSE AND INCOME TAXES

     Other Operating Income

     The following table sets forth the components of the Company's other operating income for the three months ended March 31, 1996, as compared to the same periods in 1995.


                                                   Three Months Ended
                                                        March 31           %
                                                   ------------------
     (dollars in thousands)                          1996      1995     Change
                                                   ------     ----------------
     Service charges on deposit accounts              300        286        5
     Merchant draft processing, net                   488        316       54
     Loan servicing income                            380        391      (3)
     Gains on securities                               17        ---      ---
     Gain on sale of loans and servicing            3,536      2,956       20
     Other income                                     864        484       79
                                                   ------     ------
     Total other operating income                  $5,585     $4,433       26
                                                   ------     ------
                                                   ------     ------

     Other operating income increased $1,152,000 or 26% to $5,585,000 for the first quarter of 1996 compared to $4,433,000 for the same period in 1995, due primarily to higher gains on sales of loans. Total mortgage origination volume in the first quarter of 1996 was $483 million compared to $84 million in 1995.

     Other operating income, excluding gains on sales of loans and loan servicing, increased 39%, or $572,000, between the three-month periods ended March 31, 1996 and 1995. This increase was primarily attributable to an increase of $172,000 in merchant draft processing fees associated with NBR's Principal Bank status with Visa/MasterCard and the receipt of $190,000 from a legal settlement which occurred in the first quarter of 1996.

     Other Operating Expense

     Other operating expense increased to $8,091,000 during the first quarter of 1996 compared to $7,197,000 for the first quarter of 1995, primarily due to increased salaries and benefits expense caused by increased loan volumes at Allied.

     The following table sets forth the components of the Company's other operating expense during the three months ended March 31, 1996, as compared to the same period in 1995.


                                                  Three Months Ended
                                                       March 31             %
                                                   -----------------
(dollars in thousands)                              1996       1995      Change
                                                   ------     -----------------
     Salaries and employee benefits                $4,487     $3,523       27
     Occupancy and equipment expense                1,362      1,052       29
     Restructuring charge                             ---        ---      ---
     Other                                          2,242      2,622     (14)
                                                   ------     ------
     Total other operating expense                 $8,091     $7,197       12
                                                   ------     ------
                                                   ------     ------


     Income Taxes

     The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective rate was 40.1% for the three-months ended March 31, 1996, compared to 41.1% for the same period in 1995.

LIQUIDITY

     Liquidity management is monitored by Redwood, as well as by Allied and NBR. Redwood's operations generate debt service costs and administrative costs associated with regulatory reporting and overall planning, which may include acquisition or merger costs. Aside from accessing the capital markets, Redwood's primary source of liquidity is dividends from its financial institution subsidiaries. It is Redwood's general policy to retain excess capital at its subsidiaries, maintaining Redwood's available capital at a level which Redwood's management believes to be consistent with the safety and soundness of the Company as a whole. As of March 31, 1996, Redwood held $694,000 in interest-bearing deposits at its subsidiaries and a $3,000,000 subordinated note issued by NBR.

     Beginning with the fourth quarter of 1992, Redwood has paid a quarterly dividend of $.03 per share of Common Stock. In the fourth quarter of 1993, this dividend was increased to $0.035 per share. This dividend was suspended in the fourth quarter of 1994. In addition, Redwood pays quarterly dividends of 7.8% on its preferred stock of $5,750,000 and interest at 8.5% on $12,000,000 of subordinated debentures issued in 1993. Payment of these obligations is dependent on dividends from NBR and Allied. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR and Allied to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR or Allied became undercapitalized. If NBR or Allied are restricted from paying dividends, Redwood could be unable to pay the above obligations. No assurance can be given as to the ability of Redwood's subsidiaries to pay dividends to Redwood.

     In the fourth quarter of 1994, Redwood received a dividend of $200,000 from NBR and $400,000 from Allied. During 1995, NBR and Allied declared dividends of $860,000 and $227,000 respectively. During the first quarter of 1996, NBR and Allied declared dividends of $215,000 and $727,000 respectively. Subsequent to March 31, 1996 Allied declared an additional dividend of $500,000. Management believes that at March 31, 1996, the Company's liquidity position was adequate for the operations of Redwood and its subsidiaries for the foreseeable future.

CAPITAL RESOURCES

     A strong capital base is essential to the Company's continued ability to service the needs of its customers. Capital protects depositors and the deposit insurance fund from potential losses and is a source of funds for the substantial investments necessary for the Company to remain competitive. In addition, adequate capital and earnings enable the Company to gain access to the capital markets to supplement its internal growth of capital. Capital is generated internally primarily through earnings retention.

     The Company and each of its subsidiaries are required to maintain minimum capital ratios defined by various federal government regulatory agencies. The FRB, the OCC and the OTS have each established capital guidelines, which include minimum capital requirements. The regulations impose three sets of standards: a "risk-based", "leverage" and "tangible" capital standard.

     Under the risk-based capital standard, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight. This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity and noncumulative preferred stock) and "Tier 2" capital (defined as principally comprising the allowance for loan losses and subordinated debt).

     Under the leverage capital standard, an institution must maintain a specified minimum ratio of Tier 1 capital to total assets, with the minimum ratio ranging from 4% to 6%. The core capital ratio for Allied is based on period end assets while the leverage ratio for the Company and NBR is based on average assets for the quarter.

     Allied is subject to a minimum tangible capital ratio of 1.5% of adjusted total assets. It is anticipated that Allied will be subject to an OTS regulation issued in August, 1993 that added an interest rate risk component to the risk-based capital requirements of thrifts. The original effective date was to be December 31, 1993 and the regulation has been postponed several times.
The effective date has now been postponed indefinitely until the OTS evaluates
the effectiveness of its appeals process.    Under the proposed regulation,
those thrifts that have an above normal interest rate risk exposure must take a deduction from the total capital available to meet their risk-based capital requirement. This deduction will be equal to one-half of the difference between the thrift's actual measured exposure and the normal level of exposure. The actual deduction taken at any quarter end is equal to the lowest amount calculated for the three quarters prior to the reporting date. A thrift's actual measured interest risk is expressed as the change that occurs in its net portfolio value ("NPV") as a result of an immediate 200 basis point increase or decrease in interest rates (whichever results in the lower NPV) divided by the estimated economic value of its assets, as calculated in accordance with OTS instructions. An above normal decline in NPV is one that exceeds 2% of the estimated economic value of its assets. Under this regulation, Allied currently would not be required to take a deduction from capital.

     The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at December 31, 1995 and March 31, 1996.



                                                     Actual         Required
                                                     Amount          Amount         Excess         Actual %
                                                    -------------------------------------------------------
                                                                  (dollars in thousands)
At March 31, 1996:
  COMPANY
     Leverage (to Average Assets)                    $30,705        $21,753         $8,952           5.65%
     Tier 1 Capital (to Risk-weighted Assets)         28,090         15,469         12,621           7.26
     Total Capital (to Risk-weighted Assets)          44,911         30,939         13,972          11.61

     NBR
     Leverage Capital (to Average Assets)             17,335          9,510          7,825           7.29
     Tier 1 Capital (to Risk-weighted Assets)         17,335          7,719          9,616           8.98
     Total Capital (to Risk-weighted Assets)          22,758         15,438          7,320          11.79

     ALLIED
     Core Capital (to Total Assets)                   20,387         12,507          7,880           6.52
     Tier 1 Capital (to Risk-weighted Assets)         17,772          7,589         10,183           9.37
     Total Capital (to Risk-weighted Assets)          20,149         15,177          4,972          10.62
     Tangible Capital (to Total Assets)               20,387          4,690         15,697           6.52

At December 31, 1995:
     COMPANY
     Tier 1 Capital (to Average Assets)               29,723         23,134          6,589           5.14
     Tier 1 Capital (to Risk-weighted Assets)         27,123         14,991         12,132           7.24
     Total Capital (to Risk-weighted Assets)          43,780         29,981         13,799          11.68

     NBR
     Tier 1 Capital (to Average Assets)               17,283          9,258          8,025           7.47
     Tier 1 Capital (to Risk-weighted Assets)         17,283          7,349          9,934           9.41
     Total Capital (to Risk-weighted Assets)          22,395         14,698          7,697          12.19

     ALLIED
     Tier 1 Capital (to Total Assets)                 19,955         12,752          7,203           6.26
     Tier 1 Capital (to Risk-weighted Assets)         17,355          7,528          9,827           9.22
     Total Capital (to Risk-weighted Assets)          19,713         15,056          4,657          10.47
     Tangible Capital (to Total Assets)               19,955          4,782         15,173           6.26

                          PART II. - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS - NONE

Item 2.   CHANGES IN SECURITIES - NONE

Item 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - NONE

Item 5.   OTHER INFORMATION - NONE

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBIT 11

               Weighted average shares, used in the computation of per share earnings, include the common stock equivalents impact of common stock options outstanding. Primary earnings per share includes the reduction of net income by the declared Preferred Stock dividend. The impact on earnings per share assuming conversion of the Preferred Stock was reflected in the fully-dilutive computation. The computation of per share earnings is incorporated by reference in the Consolidated Statement of Operations on page 3 herein.


          (b)  REPORTS ON FORM 8-K

               Form 8-K dated February 1, 1996 reporting fourth quarter earnings and year end results.

               Form 8-K dated February 12, 1996 declaring the dividend on preferred stock payable on February 14, 1996.

               Form 8-K dated April 9, 1996 announcing a management change at Allied Bank, F.S.B. - resignation of Terance O'Mahoney.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                             REDWOOD EMPIRE BANCORP
                             ----------------------
                                  (Registrant)



DATE:     5-01-96       BY:  /s/ Patrick W. Kilkenny
                             -------------------------------------
                             Patrick W. Kilkenny
                             President and Chief Executive Officer



DATE:     5-01-96       BY:  /s/ James E. Beckwith
                             -------------------------------------
                             James E. Beckwith
                             Senior Vice President and Chief Financial Officer



DATE:     5-01-96       BY:  /s/ Gale D. Bridgeman
                             -------------------------------------
                             Gale D. Bridgeman
                             Vice President and Controller
                             (Principal Accounting Officer)