Form 10-Q
period 1996-06-30
REDWOOD EMPIRE BANCORP
filed 1996-08-14
CIK 840007

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                    For the transition period from______ to______

                           Commission file number:  0-19231

                                REDWOOD EMPIRE BANCORP
                (Exact name of Registrant as specified in its charter)

         California                            68-0166366
    (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

    111 Santa Rosa Avenue, Santa Rosa,
         California                                   95404-4945
    (Address of principal executive offices)          (Zip Code)

         Registrant's telephone number, including area code:  (707) 545-9611


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X  No _


Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   August 1, 1996:  2,737,253

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           This page is page 1 of 21 pages.

                                REDWOOD EMPIRE BANCORP
                                         AND
                                     SUBSIDIARIES

                                        INDEX


                                                                        PAGE
                                                                         ----

PART I.  Financial Information

    ITEM 1.   Financial Statements

              Consolidated Statements of Operations
              Three and Six Months ended June 30, 1996 and 1995. . . . .3

              Consolidated Balance Sheets
              June 30, 1996 and December 31, 1995. . . . . . . . . . . .4

              Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1996 and 1995. . . . . . . . . .5

              Notes to Consolidated Financial Statements . . . . . . . .7


    ITEM 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations . . . . .8



PART II. Other Information

    ITEM 4.   Submission of Matters to a Vote of Securities Holders. . 19

    ITEM 6.   Exhibits and Reports on Item 8-K . . . . . . . . . . . . 20



SIGNATURE....... . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Operations
                     (dollars in thousands except per share data)
                                     (unaudited)



                                                                                     Three Months Ended          Six Months Ended
                                                                                           June 30,                   June 30,
                                                                                     1996            1995        1996        1995
                                                                                   --------       --------     --------    --------
Interest income:
  Interest and fees on  loans                                                      $10,845        $10,784      $21,243     $21,971
  Interest on investment securities                                                    747            467        1,465         989
  Interest on federal funds sold                                                       187            383          511         713
  Interest on time deposits due from
    financial institutions                                                              60             32          113          67
                                                                                  --------       --------     --------    --------
Total interest income                                                               11,839         11,666       23,332      23,740

Interest expense:
  Interest on deposits                                                               5,020          6,029       10,363      11,556
  Interest on subordinated notes                                                       277            277          561         554
  Interest on other borrowings                                                         460            668          827       2,326
                                                                                  --------       --------     --------    --------
Total interest expense                                                               5,757          6,974       11,751      14,436
                                                                                  --------       --------     --------    --------
Net interest income                                                                  6,082          4,692       11,581       9,304
Provision for loan losses                                                            1,315            370        2,830         670
                                                                                  --------       --------     --------    --------
Net interest income after loan loss provision                                        4,767          4,322        8,751       8,634
                                                                                  --------       --------     --------    --------
Other operating income:
  Service charges on deposit accounts                                                  306            267          606         553
  Merchant draft processing, net                                                       519            300        1,007         616
  Loan servicing income                                                                505            464          885         855
  Net realized gains (losses) on sale of
    investment securities available for sale                                            (8)            85           (8)         85
  Gain on sale of loans and loan servicing                                           2,545          2,488        6,081       5,444
  Other income                                                                         544            517        1,425       1,001
                                                                                  --------       --------     --------    --------
Total other operating income                                                         4,411          4,121        9,996       8,554
                                                                                  --------       --------     --------    --------
Other operating expense:
  Salaries and employee benefits                                                     4,123          3,546        8,610       7,069
  Occupancy and equipment expense                                                    1,357          1,152        2,719       2,204
  Restructuring charge                                                                ---            (392)       ---          (392)
  Other                                                                              3,587          2,771        5,829       5,393
                                                                                  --------       --------     --------    --------
Total other operating expense                                                        9,067          7,077       17,158      14,274
                                                                                  --------       --------     --------    --------
  Income before income taxes                                                           111          1,366        1,589       2,914
  Provision for income taxes                                                            73            604          665       1,241
                                                                                  --------       --------     --------    --------
Net income                                                                              38            762          924       1,673
Dividends on preferred stock                                                           112            112          224         224
                                                                                  --------       --------     --------    --------
Net income (loss) available for common shareholders                                   ($74)          $650         $700      $1,449
                                                                                  --------       --------     --------    --------
                                                                                  --------       --------     --------    --------
Earnings per common and common equivalent share:
   Primary net income (loss) per share                                               ($.03)          $.24         $.26        $.54
   Weighted average shares                                                       2,713,000      2,676,000    2,731,000   2,666,000
   Fully diluted net income(loss) per share                                          ($.03)          $.24         $.26        $.52
   Weighted average shares                                                       2,713,000      3,192,000    2,731,000   3,190,000



See Notes to Consolidated Financial Statements.





                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                (dollars in thousands)
                                     (unaudited)


                                                                                                    June 30,       December 31,
                                                                                                     1996             1995
                                                                                                --------------   --------------
Cash and due from banks                                                                              $20,495          $24,312
Federal funds sold                                                                                     6,151            9,969
Due from broker                                                                                        ---             20,859
                                                                                                 --------------   --------------
  Cash and cash equivalents                                                                           26,646           55,140

Interest bearing deposits due from financial institutions                                                314              417
Investment securities:
  Held to maturity (market value of $5,935 and $6,528)                                                 5,935            6,528
  Available for sale, at market                                                                       42,067           37,436
                                                                                                 --------------   --------------
    Total investment securities                                                                       48,002           43,964
Mortgage loans held for sale                                                                          79,766           62,620
Loans:
    Residential real estate mortgage                                                                 121,028          168,022
    Commercial real estate mortgage                                                                   74,870           65,655
    Commercial                                                                                        64,501           63,975
    Real estate construction                                                                          77,151           69,504
    Installment and other                                                                              3,496            4,103
    Less deferred loan fees                                                                           (2,909)          (3,035)
                                                                                                 --------------   --------------
        Total portfolio loans                                                                        338,137          368,224
    Less allowance for loan losses                                                                    (7,034)          (5,037)
                                                                                                 --------------   --------------
        Net loans                                                                                    331,103          363,187

Premises and equipment, net                                                                            5,752            6,561
Purchased mortgage servicing rights                                                                    5,279            5,970
Other real estate owned                                                                                1,517              963
Cash surrender value of life insurance                                                                 4,458            4,363
Other assets and interest receivable                                                                  18,156           14,725
                                                                                                 --------------   --------------
     Total assets                                                                                   $520,993         $557,910
                                                                                                 --------------   --------------
                                                                                                 --------------   --------------
Deposits:
  Noninterest bearing demand deposits                                                                $62,300          $65,602
  Interest-bearing transaction accounts                                                              150,251          129,436
  Time deposits $100,000 and over                                                                    106,535          111,479
  Other time deposits                                                                                123,934          151,876
                                                                                                 --------------   --------------
    Total deposits                                                                                   443,020          458,393

Other borrowings                                                                                      23,238           47,871
Subordinated notes                                                                                    12,000           12,000
Other liabilities and interest payable                                                                10,729            8,061
                                                                                                 --------------   --------------
     Total liabilities                                                                               488,987          526,325

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding 575,000 shares                                                             5,750            5,750
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding 2,736,239 and 2,679,227 shares                                           19,193           18,728
  Retained earnings                                                                                    7,667            6,967
  Unrealized gain (loss) on investment securities available
    for sale                                                                                            (604)             140
                                                                                                 --------------   --------------

     Total shareholders' equity                                                                       32,006           31,585
                                                                                                 --------------   --------------

     Total liabilities and shareholders' equity                                                     $520,993         $557,910
                                                                                                 --------------   --------------
                                                                                                 --------------   --------------





See Notes to Consolidated Financial Statements.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (unaudited)




                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                     1996             1995
                                                                                                 --------------   --------------
Cash flows from operating activities:

  Net income                                                                                            $924           $1,673

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                                                   1,155            1,609
  Net realized losses (gains) on securities available for sale                                             8              (85)
  Loans originated for sale                                                                         (882,473)        (218,486)
  Proceeds from sale of loans held for sale                                                          930,486          309,825
  Gain on sale of loans and loan servicing                                                            (6,081)          (5,444)
  Provision for loan losses                                                                            2,830              670
  Change in other assets and interest receivable                                                      (3,039)           2,350
  Change in other liabilities and interest payable                                                     2,652           (2,774)
  Other, net                                                                                            (592)              81
                                                                                                 --------------   --------------
  Total adjustments                                                                                   44,946           87,354
                                                                                                 --------------   --------------
  Net cash provided by operating activities                                                           45,870           89,027
                                                                                                 --------------   --------------

Cash flows from investing activities:
  Net change in loans                                                                                (31,125)         (14,036)
  Proceeds from sales of loans in portfolio                                                              817           36,545
  Purchases of investment securities available for sale                                              (21,206)          (2,918)
  Purchases of investment securities held to maturity                                                   (200)          (2,678)
  Sales of investment securities available for sale                                                    3,992             ---
  Maturities of investment securities available for sale                                              11,500           11,000
  Maturities of investment securities held to maturity                                                   926            8,743
  Premises and equipment, net                                                                           (455)            (458)
  Change in interest bearing deposits due from financial institutions                                    103              103
  Proceeds from sale of other real estate owned                                                        1,090              841
                                                                                                 --------------   --------------
    Net cash provided by (used in) investment activities                                             (34,558)          37,142
                                                                                                 --------------   --------------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                                                  (3,309)             657
  Change in interest bearing transaction accounts                                                     20,823          (10,177)
  Change in time deposits                                                                            (32,887)          (4,105)
  Change in borrowings                                                                               (24,633)        (104,109)
  Issuance of stock                                                                                      424               65
  Dividends paid                                                                                        (224)            (224)
                                                                                                 --------------   --------------
    Net cash used in financing activities                                                            (39,806)        (117,893)
                                                                                                 --------------   --------------

Net change in cash and cash equivalents                                                              (28,494)           8,276
Cash and cash equivalents at beginning of period                                                      55,140           33,354
                                                                                                 --------------   --------------

Cash and cash equivalents at end of period                                                           $26,646          $41,630
                                                                                                 --------------   --------------
                                                                                                 --------------   --------------



                                   (Continued)


                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Continued)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                     1996             1995
                                                                                                 --------------   --------------
Supplemental Disclosures:


Cash paid during the period for:
  Income taxes                                                                                        $2,463           $1,970
  Interest expense                                                                                    12,200           14,455

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                                                      1,643              781
  Transfer from loans to mortgage loans held for sale                                                 59,000             ---
  Transfer from mortgage loans held for sale to loans                                                  ---             15,000


                                          6



                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                     (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1995 Annual Report to shareholders. The statements include the accounts of Redwood Empire Bancorp and its wholly owned subsidiaries, National Bank of the Redwoods ("NBR") and Allied Bank, F.S.B. ("Allied"). All significant intercompany balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

    Certain reclassifications were made to prior period financial statements to conform to current period presentations.

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds sold are generally for one day periods.


2.  Net Income per Share

    Net income per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents outstanding during the three and six month periods ended June 30, 1996 and 1995.


3.  New Accounting Pronouncement

    On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation." This statement requires expanded disclosures with respect to stock-based compensation such as stock options. It also encourages, but does not require, recognition of compensation expense related to the fair value of such stock-based compensation. The Company has decided not to record compensation expense for its stock-based compensation which currently consists only of stock options.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institutions holding company headquartered in Santa Rosa, California. Redwood has two principal subsidiaries, Allied Bank, F.S.B., a federal savings bank ("Allied"), and National Bank of the Redwoods, a national bank ("NBR").

    The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1995 to June 30, 1996, and significant changes and trends in the Company's results of operations for the three and six months ended June 30, 1996, compared to the same periods in 1995.

    In an effort to increase shareholder value the Board of Directors is currently evaluating strategic options relating to Allied. These options include a merger of Allied into NBR or a sale or partial sale of Allied. No final determination has been made by the Board of Directors regarding the status of Allied stemming from this evaluation process.

SUMMARY OF FINANCIAL RESULTS

    The Company reported net income of $38,000 (a loss of $.03 per share, fully diluted) for the three months ended June 30, 1996, compared to $762,000 ($.24 per share, fully diluted) for the same period in 1995. The decrease in net income in the second quarter of 1996 over the same period in 1995 is primarily due to a $1,200,000 merchant bankcard reserve recorded in response to the bankruptcy of one customer for whom the Company processes credit card transactions and an increase in the provision for loan losses of $945,000 being driven by an increased level of charge-offs and a higher level of nonperforming assets.

    Net income for the six months ended June 30, 1996 was $924,000 ($.26 per share, fully diluted) compared to $1,673,000 ($.52 per share, fully diluted) for the same period in 1995.


NET INTEREST INCOME

    Net interest income increased $1,390,000 for the second quarter of 1996 compared to the second quarter of 1995. The increase is primarily due to decreased funding costs, especially other borrowings and time deposits and increased margins on mortgage loans held for sale, partially offset by lower interest income related to decreased volumes of portfolio loans. The net interest margin increased to 4.83% for the second quarter of 1996 from 3.52% a year ago primarily due to increased yields on earning assets, especially loans and mortgage loans held for sale.

    Net interest income for the six months ended June 30, 1996 increased $2,277,000 over that reported for the same period in 1995. The net interest margin for the six months ended June 30, 1996 was 4.58% compared to 3.31% for the same period in 1995.

The following is an analysis of the net interest margin:




                                                                         Three months ended               Three months ended
                                                                            June 30, 1996                    June 30, 1995
                                                                     Average                  %         Average                %
(dollars in thousands)                                               Balance   Interest     Yield       Balance   Interest   Yield
                                                                    --------------------------------   -----------------------------
Earning assets (1)                                                   $503,909   $11,839      9.40       $533,143   $11,666     8.75
Interest-bearing liabilities                                          441,398     5,757      5.22        489,362     6,974     5.70
                                                                               ---------                         ----------
Net interest income                                                              $6,082                             $4,692
                                                                               ---------                         ----------
Net interest income to
  earning assets                                                                             4.83                               3.52





                                                                           Six months ended                Six months ended
                                                                            June 30, 1996                    June 30, 1995
                                                                    -------------------------------    -----------------------------

                                                                     Average                  %         Average                %
(dollars in thousands)                                               Balance   Interest     Yield       Balance   Interest   Yield
                                                                    --------------------------------   -----------------------------

Earning assets (1)                                                   $506,281   $23,332      9.22       $562,940    $23,740     8.43
Interest-bearing liabilities                                          442,044    11,751      5.32        517,790     14,436     5.58
                                                                               ----------                         ----------
Net interest income                                                             $11,581                              $9,304
                                                                               ----------                         ----------
Net interest income to
  earning assets                                                                             4.57                               3.31




    (1)Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.

    The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the six months ended June 30, 1996 and 1995. Changes not solely attributable to rate or volume have been allocated to rate.

                                                      June 30, 1996 over
                                                        June 30, 1995
                                                   -----------------------------
                                                    Volume    Rate     Total
                                                   -----------------------------
                                                       (in thousands)

Increase (decrease) in interest income:
  Portfolio loans                                 $ (2,767)   $  618   $(2,149)
  Mortgage loans held for sale                        (115)   1,536     1,421
  Investment securities                               264       212       476
  Interest-earning deposits with other institutions    45         1        46
  Federal funds sold                                  (170)      (32)     (202)
                                                   -----------------------------
Total increase (decrease)                           (2,743)    2,335      (408)
                                                   -----------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts               576       256       832
  Time deposits                                     (2,019)       (6)   (2,025)
  Other borrowings                                  (1,379)     (113)   (1,492)
                                                   -----------------------------
Total increase (decrease)                           (2,822)     137     (2,685)
                                                   -----------------------------


Increase in net interest income                       $79    $2,198    $2,277
                                                   -----------------------------
                                                   -----------------------------


MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale increased $14,146,000 or 23% to $79,766,000 at June 30, 1996 compared to $62,620,000 at December 31, 1995. The increase was primarily due to a $50,000,000 transfer of loans from the portfolio to held for sale as of March 31, 1996, $34 million of which were sold at June 30, 1996.
This transaction was made to accommodate an asset reduction strategy at Allied Bank which is intended to increase the capital ratios of Allied and the Company. The fair value of loans transferred exceeded their carrying value. Total mortgage loan origination volume in the second quarter of 1996 was $462 million compared to $167 million in 1995.


LOANS

    Total loans decreased $30,087,000 or 8% to $338,137,000 at June 30, 1996 compared to $368,224,000 at December 31, 1995. Residential real estate mortgage loans decreased $46,994,000 or 28% to $121,028,000 due to a transfer of loans to mortgage loans held for sale as part of an asset reduction strategy. The Company anticipates that there will be no future transfers of loans to the held for sale category to execute an asset reduction strategy.


    The following table summarizes the composition of the loan portfolio at June 30, 1996 and December 31, 1995.

                                                                     June 30, 1996                           December 31, 1995
                                                                --------------------------              ---------------------------
 (dollars in thousands)                                                Amount      %                           Amount        %
                                                                --------------------------              ----------------------------
 Residential real estate mortgage                                  $121,028         36%                   $168,022           46%
 Commercial real estate mortgage                                     74,870         22                      65,655           18
 Commercial                                                          64,501         19                      63,975           17
 Real estate construction                                            77,151         23                      69,504           19
 Installment and other                                                3,496          1                       4,103            1
 Less deferred fees                                                  (2,909)        (1)                     (3,035)          (1)
                                                                --------------------------              ----------------------------
     Total loans                                                    338,137        100%                    368,224          100%
 Less allowance for loan losses                                              -------------                             -------------
                                                                     (7,034) -------------                  (5,037)    -------------
                                                                -------------                           -------------
     Net loans                                                     $331,103                               $363,187
                                                                -------------                           -------------
                                                                -------------                           -------------






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

    The adequacy of the Company's allowance for loan losses is based on specific and formula allocations to the Company's loan portfolio. Specific allocations of the allowance for loan losses are made to identified problem or potential problem loans. The specific allocations are increased or decreased through management's reevaluation of the status of the particular problem loans. Loans which do not receive a specific allocation receive an allowance allocation based on a formula, represented by a percentage factor based on underlying collateral, type of loan, historical charge-offs, general economic conditions and other qualitative factors.


    The following table summarizes the Company's allowance for loan losses:

                                                 Three months ended                                          Six months ended
                                                     June 30                                                     June 30
                                               ----------------------                                   ------------------------
(dollars in thousands)                          1996          1995                                       1996            1995
                                               ----------------------                                   ------------------------
Beginning allowance for loan losses            $6,380        $5,962                                     $5,037          $5,787
Provision for loan losses                       1,315           370                                      2,830             670
Charge-offs                                      (703)         (381)                                      (902)           (531)
Recoveries                                         42            27                                         69              52
                                             -----------   -----------                                -----------     -----------
Ending allowance for loan losses               $7,034        $5,978                                     $7,034          $5,978
                                             -----------   -----------                                -----------     -----------
                                             -----------   -----------                                -----------     -----------

Net charge-offs to average
   loans (annualized)                             .81%          .36%                                       .47%            .24%




    The allowance for loan losses as a percentage of portfolio loans increased from at 1.37% at December 31, 1995 to 2.08% at June 30, 1996. The increase in the provision for loan losses of $2,160,000 for the six months ended June 30, 1996 over the same period in 1995 is primarily due to a lease portfolio of $1,412,000 purchased from a company currently in bankruptcy proceedings who retained the servicing of such portfolio. The increase in the provision for loan losses in the second quarter of 1996 when compared to the same period one year ago was driven by an increase in net charge-offs of $661,000 in the second quarter of 1996 as compared to $354,000 in the second quarter of 1995 and higher levels of nonperforming assets which include the aforementioned leases.

    Currently, no information has been made available or communicated to the Company by the Bankruptcy Court concerning NBR's security in such purchased equipment leases, although all cash receipts have been frozen by the bankruptcy trustee until a formal accounting of all assets and liabilities can be completed. Consistent with Company policy, these leases have been classified as nonperforming and placed on nonaccrual status. Management expects further information to become available in the third or fourth quarter of 1996 with regards to specific borrower information and collateral values. Management also believes certain legal remedies may exist and is currently evaluating its options under the terms of the lease agreements.

NONPERFORMING ASSETS

    The following table summarizes the Company's nonperforming assets.


                                            June 30,            December, 31
(dollars in thousands)                       1996                  1995
                                           --------              --------

Nonaccrual loans                            $7,074                 $4,201
Accruing loans past due 90 days or more        121                    92
Restructured loans                             256                   651
                                           --------              --------
Total nonperforming loans                    7,451                 4,944
Other real estate owned                      1,517                   963
Other assets owned                           1,159                 1,249
                                           --------              --------
Total nonperforming assets                 $10,127                 $7,156
                                           --------              --------
                                           --------              --------

Nonperforming assets to total assets          1.94%                 1.28%


    Although the volume of nonperforming assets will depend in part on the future economic environment, there are also loans totaling $2,834,000 about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

    Nonperforming loans consist of loans to 360 borrowers, 20 of which have balances in excess of $100,000. The two largest have recorded balances of $815,000 secured by general business assets and $780,000 secured by residential real estate. Approximately 310 of the nonperforming loans are related to a purchased portfolio of leases from a servicer who is now in bankruptcy proceedings. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

    Other real estate owned consists of ten properties. Eight properties are residential and two are commercial buildings. Other assets owned included contract receivable rights and repossessed personal property valued at $1,159,000.

    At June 30, 1996 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $8,442,000 of which $3,964,000 relates to the recorded investment for which there is a related allowance for loan losses of $1,499,000 determined in accordance with these statements and $4,478,000 relates to the amount of that recorded investment for which there is no related allowance for loan losses determined in accordance with these standards.

    The average recorded investment in the impaired loans during the six months ended June 30, 1996 and June 30, 1995 was $7,852,000 and $6,754,000; the related amount of interest income recognized during the periods that such loans were impaired was $21,000 and $96,000 for the three and six month periods ended June
30, 1996 and $76,000 and $215,000 for the same periods in 1995.   No interest
income was recognized using a cash-basis method of accounting during the period that the loans were impaired.


OTHER OPERATING INCOME AND EXPENSE AND INCOME TAXES

    Other Operating Income

    The following table sets forth the components of the Company's other operating income for the three and six months ended June 30, 1996, as compared to the same periods in 1995.



                                                                   Three Months Ended                   Six Months Ended
                                                                         June 30           %                June 30           %
                                                                 --------------------                 ------------------
(dollars in thousands)                                               1996      1995      Change         1996      1995      Change
                                                                 ----------  ---------------------  ----------  -------------------
Service charges on deposit accounts                                   306       267         15           606       553          10
Merchant draft processing, net                                        519       300         73         1,007       616          63
Loan servicing income                                                 505       464          9           885       855           4
Gain (loss) on securities                                              (8)       85       (109)           (8)       85        (109)
Gain on sale of loans and servicing                                 2,545     2,488          2         6,081     5,444          12
Other income                                                          544       517          5         1,425     1,001          42
                                                                   -------- --------                 ---------  -------
Total other operating income                                       $4,411    $4,121          7        $9,996    $8,554          17
                                                                   -------- --------                 ---------  -------
                                                                   -------- --------                 ---------  -------




    Other operating income increased $290,000 or 7% to $4,411,000 for the second quarter of 1996 compared to $4,121,000 for the same period in 1995, due primarily to merchant draft processing.

    Other operating income increased $1,432,000 for the six months ended June 30, 1996 compared to the same period in 1995. This increase was primarily due to merchant draft processing and gains on sale of loans. Mortgage banking originations increased from $167 million for the second quarter of 1995 to $462 million for the second quarter of 1996. The increase in gain on sale of loans in 1996 compared to 1995 is lower than would be expected based on loan origination volumes, due to reversals of a $5,534,000 valuation allowance recorded at December 31, 1994 on the Company's mortgage loans held for sale. Of this amount, $1,500,000 was reversed in the first quarter of 1995 due to favorable market conditions for such loans and the remainder was reversed in the second quarter of 1995 in connection with a sale of such loans.

    Other Operating Expense

    Other operating expense increased to $9,067,000 during the second quarter of 1996 compared to $7,077,000 for the second quarter of 1995. Other operating expense increased $2,884,000 for the six months ended June 30, 1996 compared to the same period in 1995. The increases are primarily due to increased salaries and benefits expense caused by increased loan volumes at Allied and the recording of a merchant bankcard reserve of $1,200,000 in the second quarter of 1996 related to the bankruptcy of one customer.

    The following table sets forth the components of the Company's other operating expense during the three and six months ended June 30, 1996, as compared to the same periods in 1995.




                                                                   Three Months Ended                   Six Months Ended
                                                                         June 30           %                June 30           %
                                                                 --------------------                 ------------------
(dollars in thousands)                                               1996      1995      Change         1996      1995      Change
                                                                 ----------  ---------------------  ----------  -------------------
Salaries and employee benefits                                      $4,123   $3,546           16       $8,610      $7,069        22
Occupancy and equipment expense                                      1,357    1,152           18        2,719       2,204        23
Other                                                                3,587    2,771           29        5,829       5,393         8
                                                                   -------- --------                  --------    --------
Total other operating expense                                       $9,067   $7,077           28      $17,158     $14,274        20
                                                                   -------- --------                  --------    --------
                                                                   -------- --------                  --------    --------






    NBR and Allied maintain insurance on their customer deposits with the Federal Deposit Insurance Corporation ("FDIC"). The FDIC manages the Bank Insurance Fund ("BIF"), which insures deposits of commercial banks such as NBR, and the Savings Association Insurance Fund ("SAIF"), which insures deposits of savings associations such as Allied. FDICIA mandated that the two funds maintain reserves at 1.25% of their respective federally insured deposits.

    During 1995, the FDIC announced that the BIF had reached its mandated reserve level, reducing insurance premiums on BIF-insured deposits, and subsequently announcing that deposit insurance premiums on BIF-insured deposits would be reduced at December 31, 1995. The SAIF fund has not yet net its mandated reserve level. As a result, deposit insurance premiums attributable to BIF deposits are less than those attributable to SAIF deposits.

    There are numerous regulatory proposals before Congress to address the deposit insurance premium differential between BIF- and SAIF-insured deposits. The most recent plans consist of one-time insurance premium charges attributable to SAIF-insured deposits sufficient to bring the SAIF up to its mandated reserve level, with a corresponding and immediate reduction in SAIF premiums thereafter. Based on 87 basis points on Allied's deposits at March 31, 1995, the resulting after-tax charge to the Company would be approximately $1,670,000. As both the timing and final form of any proposed regulations remain uncertain, no adjustments to the Company's financial statements have been recorded.

    Income Taxes

    The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective rate was 41.9% for the six months ended June 30, 1996, compared to 42.6% for the same period in 1995.


LIQUIDITY

    Liquidity management is monitored by Redwood, as well as by Allied and NBR. Redwood's operations generate debt service costs and administrative costs associated with regulatory reporting and overall planning, which may include acquisition or merger costs. Aside from accessing the capital markets, Redwood's primary source of liquidity is dividends from its financial institution subsidiaries. It is Redwood's general policy to retain excess capital at its subsidiaries, maintaining Redwood's available capital at a level which Redwood's management believes to be consistent with the safety and soundness of the Company as a whole. As of June 30, 1996, Redwood held $1,497,000 in interest-bearing deposits at its subsidiaries and a $3,000,000 subordinated note issued by NBR.

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

    In the fourth quarter of 1994, Redwood received a dividend of $200,000 from NBR and $400,000 from Allied. During 1995, NBR and Allied declared dividends of $860,000 and $227,000 respectively. During 1996, NBR and Allied declared dividends of $215,000 and $1,227,000 respectively. Subsequent to June 30, 1996 Allied declared an additional dividend of $1,000,000. Management believes that at June 30, 1996, the Company's liquidity position was adequate for the operations of Redwood and its subsidiaries for the foreseeable future.

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

    The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at December 31, 1995 and June 30, 1996.

                                                                               Actual       Required
                                                                               Amount         Amount         Excess       Actual %
                                                                             -------------------------------------------------------
                                                                                      (dollars in thousands)

At June 30, 1996:
 COMPANY

  Leverage (to Average Assets)                                                   $30,888             $21,419       $9,469     5.77%
  Tier 1 Capital (to Risk-weighted Assets)                                        28,257              14,453       13,804     7.82
  Total Capital (to Risk-weighted Assets)                                         44,772              28,906       15,866    12.39


 NBR

  Leverage Capital (to Average Assets)                                            16,842               9,594        7,248     7.02
  Tier 1 Capital (to Risk-weighted Assets)                                        16,842               7,550        9,292     8.92
  Total Capital (to Risk-weighted Assets)                                         22,222              15,100        7,121    11.72


 ALLIED

  Core Capital (to Total Assets)                                                  20,388              11,134        9,254     7.32
  Tier 1 Capital (to Risk-weighted Assets)                                        17,757               6,746       11,011    10.53
  Total Capital (to Risk-weighted Assets)                                         19,874              13,493        6,381    11.78
  Tangible Capital (to Total Assets)                                              20,388               4,175       16,213     7.32


At December 31, 1995:

 COMPANY

  Tier 1 Capital (to Average Assets)                                              29,723              23,134        6,589     5.14
  Tier 1 Capital (to Risk-weighted Assets)                                        27,123              14,991       12,132     7.24
  Total Capital (to Risk-weighted Assets)                                         43,780              29,981       13,799    11.68


 NBR

  Tier 1 Capital (to Average Assets)                                              17,283               9,258        8,025     7.47
  Tier 1 Capital (to Risk-weighted Assets)                                        17,283               7,349        9,934     9.41
  Total Capital (to Risk-weighted Assets)                                         22,395              14,698        7,697    12.19


 ALLIED

  Core Capital (to Total Assets)                                                  19,955              12,752        7,203     6.26
  Tier 1 Capital (to Risk-weighted Assets)                                        17,355               7,528        9,827     9.22
  Total Capital (to Risk-weighted Assets)                                         19,713              15,056        4,657    10.47
  Tangible Capital (to Total Assets)                                              19,955               4,782       15,173     6.26



                             PART II. - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a)  The Company held its Annual Meeting of Shareholders on May 21, 1996.
    (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Company's proxy statement for the Annual Meeting, and all such nominees were elected.
    (c)  The vote for nominated directors was as follows:
                                                                     BROKER
    NOMINEE                  FOR            WITHHELD       ABSTAIN   NONVOTE
    -------                  ---            --------       -------   -------
Orlando J. Antonini        2,247,783        149,927        none      none
Haskell E. Boyett          2,259,071        138,639        none      none
Robert D. Cook             2,255,679        142,031        none      none
Patrick W. Kilkenny        2,260,689        137,021        none      none
John R. Olsen              2,260,121        137,589        none      none
William B. Stevenson       2,260,342        137,368        none      none
Tom D. Whitaker            2,261,342        136,368        none      none

    The vote for ratifying the appointment of Deloitte & Touche LLP was as follows:

     FOR                     2,297,515
     AGAINST                    92,247
     ABSTAIN                     7,948
     BROKER NON-VOTES             none


    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

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

    (b)  REPORTS ON FORM 8-K

         Form 8-K dated April 9, 1996 announcing a management change at Allied Bank, F.S.B. - resignation of Terance O'Mahoney.

         Form 8-K dated April 30, 1996 declaring the dividend on preferred stock payable on May 15, 1996; announcement of Martin B. McCormick as President of Allied Bank subsidiary; and reporting of first quarter earnings.

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                REDWOOD EMPIRE BANCORP
                                ----------------------
                                     (Registrant)


DATE:        8-07-96    BY:      /s/ Patrick W. Kilkenny
             -------             --------------------------
                                 Patrick W. Kilkenny
                                 President and Chief Executive Officer



DATE:        8-07-96    BY:      /s/ James E. Beckwith
             -------             --------------------------
                                 James E. Beckwith
                                 Senior Vice President and Chief Financial
                                  Officer



DATE:        8-06-96    BY:      /s/ Gale D. Bridgeman
             -------             --------------------------
                                 Gale D. Bridgeman
                                 Vice President and Controller
                                (Principal Accounting Officer)

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                REDWOOD EMPIRE BANCORP
                                ----------------------
                                     (Registrant)



DATE: __________             BY: ____________________
                                 Patrick W. Kilkenny
                                 President and Chief Executive Officer



DATE: __________            BY: ____________________
                                James E. Beckwith
                                Senior Vice President and Chief Financial
                                  Officer

DATE: __________             BY: ____________________
                                Gale D. Bridgeman
                                Vice President and Controller
                               (Principal Accounting Officer)