Form 10-Q
period 1996-09-30
REDWOOD EMPIRE BANCORP
filed 1996-11-13
CIK 840007

                                    United States
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                          OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from                 to
                                      ----------------   ----------------

                           Commission file number:  0-19231

                                REDWOOD EMPIRE BANCORP
                (Exact name of Registrant as specified in its charter)

         California                                     68-0166366
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

    111 Santa Rosa Avenue, Santa Rosa, California          95404-4945
    (Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including area code:  (707) 545-9611

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes X    No
                                                   ---     ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. October 18, 1996: 2,746,490


                           This page is page 1 of 22 pages.

                                REDWOOD EMPIRE BANCORP
                                         AND
                                     SUBSIDIARIES

                                        INDEX


                                                                            PAGE
                                                                            ----

PART I.  Financial Information

 ITEM 1. Financial Statements

         Consolidated Statements of Operations
         Three and Nine Months ended September 30, 1996 and 1995 . . . . . . 3

         Consolidated Balance Sheets
         September 30, 1996 and December 31, 1995. . . . . . . . . . . . . . 4

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1996 and 1995 . . . . . . . . . . . 5

         Notes to Consolidated Financial Statements. . . . . . . . . . . . . 7


 ITEM 2. Management's Discussion and Analysis
         of Financial Condition and Results of  Operations . . . . . . . . . 8



PART II. Other Information

 ITEM 6. Exhibits and Reports on Item 8-K . . . . . . . . . . . . . . . . . . 21



SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Operations
                     (dollars in thousands except per share data)
                                     (unaudited)

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,            September 30,
                                                          1996        1995         1996       1995
                                                        ---------   --------    ---------  ---------
Interest income:
  Interest and fees on  loans                          $10,409      $9,794     $31,652     $31,765
  Interest on investment securities                        805       1,093       2,270       2,082
  Interest on federal funds sold                           210         406         721       1,119
  Interest on time deposits due from
    financial institutions                                  39          36         152         103
                                                        ---------   --------    ---------  ---------
Total interest income                                   11,463      11,329      34,795      35,069

Interest expense:
  Interest on deposits                                   4,841       5,508      15,204      17,064
  Interest on subordinated notes                           277        276          838         830
  Interest on other borrowings                             447         722       1,274       3,048
                                                        ---------   --------    ---------  ---------
Total interest expense                                   5,565       6,506      17,316      20,942
                                                        ---------   --------    ---------  ---------

Net interest income                                      5,898       4,823      17,479      14,127
Provision for loan losses                                  545         385       3,375       1,055
                                                        ---------   --------    ---------  ---------

Net interest income after loan loss provision            5,353       4,438      14,104      13,072
                                                        ---------   --------    ---------  ---------

Other operating income:
  Service charges on deposit accounts                      315         290         921         843
  Merchant draft processing, net                           374         398       1,381       1,014
  Loan servicing income                                    412         398       1,297       1,253
  Net realized gains (losses) on sale of
    investment securities                                  ---         ---          (8)         85
  Gain on sale of loans and loan servicing               2,149       2,055       8,230       7,499
  Other income                                             679         384       2,104       1,385
                                                        ---------   --------    ---------  ---------
Total other operating income                             3,929       3,525      13,925      12,079
                                                        ---------   --------    ---------  ---------

Other operating expense:
  Salaries and employee benefits                         4,331       3,327      12,941      10,396
  Occupancy and equipment expense                        1,396       1,345       4,115       4,067
  Restructuring charge                                     ---         ---         ---        (392)
  Other                                                  4,954       2,285      10,783       7,160
                                                        ---------   --------    ---------  ---------
Total other operating expense                           10,681       6,957      27,839      21,231
                                                        ---------   --------    ---------  ---------

  Income (loss) before income taxes                     (1,399)      1,006         190       3,920
  Provision (benefit) for income taxes                    (595)        391          70       1,632
                                                        ---------   --------    ---------  ---------

Net income (loss)                                         (804)        615         120       2,288
Dividends on preferred stock                               112         112         336         336
                                                        ---------   --------    ---------  ---------
Net income (loss) available for common shareholders      ($916)       $503       ($216)     $1,952
                                                        ---------   --------    ---------  ---------
                                                        ---------   --------    ---------  ---------

Net income (loss) per common and common
equivalent share:
   Primary net income (loss) per share                   ($.33)       $.19       ($.08)       $.73
   Weighted average shares                           2,742,000   2,700,000   2,712,000   2,669,000
   Fully diluted net income(loss) per share              ($.33)       $.19       ($.08)       $.72
   Weighted average shares                           2,742,000   2,700,000   2,712,000   3,200,000




See Notes to Consolidated Financial Statements.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                (dollars in thousands)
                                     (unaudited)

                                                              September 30, December 31,
                                                                  1996          1995
                                                              ------------- ------------
Cash and due from banks                                         $18,606      $24,312
Federal funds sold                                               12,311        9,969
Due from broker                                                     ---       20,859
                                                              ------------- ------------
  Cash and cash equivalents                                      30,917       55,140

Interest bearing deposits due from financial institutions           312          417
Investment securities:
  Held to maturity (market value of $22,929 and $6,528)          22,637        6,528
  Available for sale, at market                                  25,733       37,436
                                                              ------------- ------------
    Total investment securities                                  48,370       43,964
Mortgage loans held for sale                                     81,105       62,620
Loans:
    Residential real estate mortgage                            118,925      168,022
    Commercial real estate mortgage                              79,216       65,655
    Commercial                                                   65,699       63,975
    Real estate construction                                     86,099       69,504
    Installment and other                                         3,305        4,103
    Less deferred loan fees                                      (2,845)      (3,035)
                                                              ------------- ------------
        Total portfolio loans                                   350,399      368,224
    Less allowance for loan losses                               (6,985)      (5,037)
                                                              ------------- ------------
        Net loans                                               343,414      363,187

Premises and equipment, net                                       5,204        6,561
Purchased mortgage servicing rights                               4,205        5,970
Other real estate owned                                           1,844          963
Cash surrender value of life insurance                            2,751        4,363
Other assets and interest receivable                             16,385       14,725
                                                              ------------- ------------
     Total assets                                              $534,507     $557,910
                                                              ------------- ------------
                                                              ------------- ------------

Deposits:
  Noninterest bearing demand deposits                           $66,247      $65,602
  Interest-bearing transaction accounts                         155,318      129,436
  Time deposits $100,000 and over                               103,689      111,479
  Other time deposits                                           121,126      151,876
                                                              ------------- ------------
    Total deposits                                              446,380      458,393
Other borrowings                                                 31,628       47,871
Subordinated notes                                               12,000       12,000
Other liabilities and interest payable                           13,191        8,061
                                                              ------------- ------------
     Total liabilities                                          503,199      526,325
                                                              ------------- ------------
                                                              ------------- ------------

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding 575,000 shares                        5,750        5,750
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding 2,746,490 and 2,679,227 shares      19,262       18,728
  Retained earnings                                               6,750        6,967
  Unrealized gain (loss) on investment securities available
    for sale                                                       (454)         140
                                                              ------------- ------------

     Total shareholders' equity                                  31,308       31,585
                                                              ------------- ------------

     Total liabilities and shareholders' equity                $534,507     $557,910
                                                              ------------- ------------
                                                              ------------- ------------


See Notes to Consolidated Financial Statements.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (unaudited)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                               1996           1995
                                                                          --------------   ------------
Cash flows from operating activities:

  Net income                                                                    $120          $2,288

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                           1,683           1,567
  Net realized losses (gains) on securities                                        8             (85)
  Loans originated for sale                                               (1,200,172)       (502,413)
  Proceeds from sale of loans held for sale                                1,254,807         577,054
  Gain on sale of loans and loan servicing                                    (8,230)         (7,499)
  Provision for loan losses                                                    3,375           1,055
  Change in other assets and interest receivable                               2,380            (576)
  Change in other liabilities and interest payable                             3,890            (782)
  Noncash restructuring charge                                                   ---            (392)
  Other, net                                                                  (1,698)           (194)
                                                                          --------------   ------------
  Total adjustments                                                           56,043          67,735
                                                                          --------------   ------------

  Net cash provided by operating activities                                   56,163          70,023
                                                                          --------------   ------------
                                                                          --------------   ------------

Cash flows from investing activities:
  Net change in loans                                                        (52,182)        (17,714)
  Proceeds from sales of loans in portfolio                                    2,459          60,648
  Purchases of investment securities available for sale                      (23,202)        (30,515)
  Purchases of investment securities held to maturity                           (304)        (20,250)
  Sales of investment securities                                               3,992             ---
  Maturities of investment securities available for sale                      13,500          16,000
  Maturities of investment securities held to maturity                           938          10,482
  Premises and equipment, net                                                   (520)           (524)
  Purchase of mortgage servicing rights                                          782            (101)
  Change in interest bearing deposits due from financial institutions            105              99
  Proceeds from sale of other real estate owned                                2,148           1,053
                                                                          --------------   ------------

    Net cash provided by (used in) investment activities                     (52,284)         19,178
                                                                          --------------   ------------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                             631          11,112
  Change in interest bearing transaction accounts                             25,895          (6,706)
  Change in time deposits                                                    (38,539)         (3,853)
  Change in borrowings                                                       (16,243)        (96,133)
  Issuance of stock                                                              490              78
  Dividends paid                                                                (336)           (336)
                                                                          --------------   ------------
    Net cash used in financing activities                                    (28,102)        (95,838)
                                                                          --------------   ------------


Net change in cash and cash equivalents                                      (24,223)         (6,637)
Cash and cash equivalents at beginning of period                              55,140          33,354
                                                                          --------------   ------------


Cash and cash equivalents at end of period                                   $30,917         $26,717
                                                                          --------------   ------------
                                                                          --------------   ------------

                                     (Continued)

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Continued)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               1996            1995
                                                                             ---------        --------
Supplemental Disclosures:

Cash paid during the period for:
  Income taxes                                                                $2,730          $2,620
  Interest expense                                                            17,719          20,879

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                              1,643           2,434
  Loans to facilitate sale of other real estate owned                            ---             304
  Transfer from loans to mortgage loans held for sale                         50,000          12,450
  Transfer from mortgage loans held for sale to loans                            ---          15,000
  Transfer of investment securities from available for sale
     to held to maturity                                                      17,193             ---



                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                     (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1995 Annual Report to shareholders. The statements include the accounts of Redwood Empire Bancorp and its wholly owned subsidiaries, National Bank of the Redwoods ("NBR") and Allied Bank, F.S.B. ("Allied"). All significant intercompany balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

    Certain reclassifications were made to prior period financial statements to conform to current period presentations.

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds sold are generally for one day periods.


2.  Net Income (loss) per Share

    Net income (loss) per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents outstanding during the three and nine month periods ended September 30, 1996 and 1995.


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

    The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1995 to September 30, 1996, and significant changes and trends in the Company's results of operations for the three and nine months ended September 30, 1996, compared to the same periods in 1995.

    In an effort to increase shareholder value the Board of Directors is currently evaluating strategic options relating to Allied. These options include a merger of Allied into NBR or a sale or partial sale of Allied. No final determination has been made by the Board of Directors regarding the status of Allied stemming from this evaluation process.


SUMMARY OF FINANCIAL RESULTS

    The Company reported a net loss of $804,000 (a loss of $.33 per share, fully diluted) for the three months ended September 30, 1996, compared to net income $615,000 ($.19 per share, fully diluted) for the same period in 1995. The decrease in net income in the third quarter of 1996 over the same period in 1995 is primarily due to the accrual of $2,241,000 ($1,300,000 after-tax) for the Savings Association Insurance Fund (SAIF) assessment enacted by Congress on September 30, 1996. The SAIF assessment was calculated based on 67.5 basis points on Allied's deposits as of March 31, 1995.

    Net income for the nine months ended September 30, 1996 was $120,000 (a loss of $.08 per share, fully diluted) compared to $2,288,000 ($.72 per share, fully diluted) for the same period in 1995. This decrease was due to the SAIF assessment, an increase in the provision for loan losses of $2,320,000 and a $1,200,000 merchant bankcard reserve recorded in the second quarter of 1996 in response to the bankruptcy of one customer for whom the Company processes credit card transactions.

    During the quarter and nine months ended September 30, 1996, the Company originated $337,000,000 and $1,243,000,000 in wholesale residential real estate loans or "A" paper loans within its mortgage banking operations. Due to the low profit margins and the competitive nature of the "A" paper wholesale loan business, the Company has enacted strategies which are oriented to demphasize its "A" paper wholesale mortgage banking business. Therefore, it is anticipated that mortgage loan origination volumes and expenses associated with this origination activity will be reduced significantly in the future.

NET INTEREST INCOME

    Net interest income amounted to $5,898,000 for the third quarter of 1996 which resulted in an increase of $1,075,000 when compared to the third quarter of 1995 total of $4,823,000. This increase is primarily due to the substantial growth in the net interest margin offset by a slight decline in earning assets. The net interest margin amounted to 4.76% in the third quarter of 1996 as compared to 3.81% in the same period one year ago. The net interest margin improvement was due to increased yields on earning assets from 8.95% in the third quarter of 1995 to 9.25% in the same quarter in 1996 and a reduction in funding rates from 5.64% in 1995 to 5.21% in 1996. Earning assets declined from $506,561,000 in the third quarter of 1995 to $495,706,000 in the same period in 1996 which represents a $9,855,000 decline.

    Net interest income for the nine months ended September 30, 1996 amounted to $17,479,000, which represented an increase of $3,352,000 when compared to the 1995 nine month total of $14,127,000. As was the case in the third quarter, the increase of $3,352,000 is primarily attributable to an increase in the net interest margin being offset by a decline in earning assets. The net interest margin for the nine months ended September 30, 1996 was 4.64% compared to 3.46% for the same period in 1995. The net interest margin improvement was driven by an increase in the yield on earning assets from 8.59% in the nine months ended September 30, 1995 to 9.23% for the same period in 1996, and a decline in funding rates from 5.60% in the nine months ended in 1995 to 5.28% in the same period in 1996. Earning assets declined $41,391,000 from the nine month period in 1995 when compared to 1996 as the Company reduced its asset size to improve its overall capital ratios.

    The following is an analysis of the net interest margin:

                                           Three months ended                       Three months ended
                                           September 30, 1996                       September 30, 1995

                                  Average                          %        Average                       %
(dollars in thousands)            Balance       Interest         Yield      Balance      Interest       Yield
                                 -------------------------------------     -----------------------------------
Earning assets(1)               $495,706       $11,463          9.25      $506,561       $11,329        8.95
Interest-bearing liabilities     427,128         5,565          5.21       461,264         6,506        5.64
                                                --------                                  ---------
Net interest income                             $5,898                                    $4,823
                                                --------                                  ---------
                                                --------                                  ---------
Net interest income to
  earning assets                                                4.76                                    3.81



                                             Nine months ended                       Nine months ended
                                            September 30, 1996                       September 30, 1995
                                 -------------------------------------     --------------------------------------
                                  Average                          %        Average                           %
(dollars in thousands)            Balance       Interest         Yield      Balance        Interest         Yield
                                 -------------------------------------     --------------------------------------
Earning assets (1)              $502,756       $34,795          9.23      $544,147        $35,069          8.59
Interest-bearing liabilities     437,072        17,316          5.28       498,948         20,942          5.60
                                                --------                                   --------
Net interest income                            $17,479                                    $14,127
                                                --------                                   --------
                                                --------                                   --------
Net interest income to
  earning assets                                                4.64                                       3.46


(1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.

    The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the nine months ended September 30, 1996 and 1995. Changes not solely attributable to rate or volume have been allocated to rate.


                                                              September 30, 1996 over
                                                                September 30, 1995
                                                         ---------------------------------
                                                          Volume        Rate        Total
                                                         ---------------------------------
                                                                   (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                       ($3,798)      $2,146      ($1,652)
  Mortgage loans held for sale                              613          926        1,539
  Investment securities                                     171           17          188
  Interest-earning deposits with other institutions          29           20           49
  Federal funds sold                                       (344)         (54)        (398)
                                                         ----------------------------------
Total increase (decrease)                                (3,329)       3,055         (274)
                                                         ----------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                     930          426        1,356
  Time deposits                                          (2,905)        (312)      (3,217)
  Other borrowings                                       (1,635)        (130)      (1,765)
                                                         ----------------------------------
Total increase (decrease)                                (3,610)         (16)      (3,626)
                                                         ----------------------------------

Increase in net interest income                            $281       $3,071       $3,352
                                                         ----------------------------------
                                                         ----------------------------------



PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three months ended September 30, 1996 amounted to $545,000 as compared to $385,000 in the same quarter in the previous year. The increase in the quarterly provision of $160,000 is due to an increase in problem assets, principally nonaccrual residential construction loans. The provision for loan losses for the nine months ended September 30, 1996 amounted to $3,375,000 as compared to $1,055,000 for the same period one year ago. The increase in the provision for loan losses for the comparable nine month period relates to an increase in loan charge-offs and a lease portfolio of $1,412,000 placed on nonaccrual status. For further discussion on credit quality and provision for loan losses see "ALLOWANCE FOR LOAN LOSSES" and "NON PERFORMING ASSETS".

OTHER OPERATING INCOME AND EXPENSE

    Other Operating Income

    The following table sets forth the components of the Company's other operating income for the three and nine months ended September 30, 1996, as compared to the same periods in 1995.


                                           Three Months Ended                 Nine Months Ended
                                              September 30           %           September 30            %
                                         ---------------------              ---------------------
(dollars in thousands)                     1996        1995        Change      1996        1995        Change
                                         ---------- ----------------------- ---------- -----------------------
Service charges on deposit accounts     $  315      $  290           9     $   921     $   843           9
Merchant draft processing, net             374         398          (6)      1,381       1,014          36
Loan servicing income                      412         398           4       1,297       1,253           4
Gain (loss) on securities                  ---         ---         ---          (8)         85        (109)
Gain on sale of loans and servicing      2,149       2,055           5       8,230       7,499          10
Other income                               679         384          77       2,104       1,385          52
                                         ------      ------                 --------   ---------
Total other operating income            $3,929      $3,525          11     $13,925     $12,079          15
                                         ------      ------                 --------   ---------
                                         ------      ------                 --------   ---------

Other operating income increased $404,000 or 11% to $3,929,000 for the third quarter of 1996 compared to $3,525,000 for the same period in 1995, due primarily to an increase in gain on sale of loans and servicing of $94,000 and increases in other income of $295,000. The increase in other income principally relates to miscellaneous fee income associated with the Company's mortgage banking business.

    Other operating income increased $1,846,000 for the nine months ended September 30, 1996 compared to the same period in 1995. This increase was primarily due to gains on sale of loans and servicing, merchant draft processing, and other income. Mortgage banking originations increased from $306 million for the third quarter of 1995 to $355 million for the third quarter of 1996. For the nine months ended September 30, 1996 mortgage banking originations amounted to $1.3 billion as compared to $557 million in the same period one year ago. However, gain on sale of loans and servicing has not kept pace with the increase in origination volume due to pricing pressure brought about by an extremely competitive mortgage banking environment. The increase in other income principally relates to miscellaneous fee income associated with the Company's mortgage banking business.

    Other Operating Expense

    Other operating expense increased to $10,681,000 during the third quarter of 1996 compared to $6,957,000 for the third quarter of 1995. The increase is due primarily to the $2,241,000 SAIF assessment. In addition, an increase in salary and benefits of $1,004,000 was associated with increased mortgage banking activity at the Allied subsidiary

    Other operating expense increased $6,608,000 for the nine months ended September 30, 1996 compared to the same period in 1995. The increase is primarily due to the SAIF charge, increased salaries and benefits expense caused by increased loan volumes at Allied, and the recording of a merchant bankcard reserve of $1,200,000 in the second quarter of 1996 related to the bankruptcy of one customer.

    The merchant bankcard matter and its related $1,2000,000 charge to operations was a result of contractual obligation between NBR and Visa and Mastercard which requires that NBR stand in the place of the merchant in the event that a merchant is unable to pay on charge-backs from cardholders. In this instance, one of NBR's significant merchant bankcard customers who is in the travel business, filed for bankruptcy and was unable to pay cardholder chargebacks. The Company has undertaken certain actions to decrease the risk of merchant bankruptcy within its merchang bankcard business. These steps include elimination of all merchants in the travel business as customers and the discontinuance of any other high risk account. Management believes it has adequately provided for potential charge-backs associated with its merchant bankcard processing business.

    The following table sets forth the components of the Company's other operating expense during the three and nine months ended September 30, 1996, as compared to the same periods in 1995.


                                     Three Months Ended                    Nine Months Ended
                                         September 30             %            September 30           %
                                    --------------------                  -------------------
(dollars in thousands)                 1996        1995         Change       1996        1995       Change
                                    ---------  ------------------------   ---------- ---------------------
Salaries and employee benefits     $ 4,331      $3,327           30      $12,941     $10,396          24
Occupancy and equipment expense      1,396       1,345            4        4,115       4,067           1
Restructuring charge                   ---         ---          ---          ---       (392)       (100)
Other                                4,954       2,285          117       10,783       7,160          51
                                    ----------   --------                 ---------   ---------
Total other operating expense      $10,681      $6,957           54      $27,839     $21,231          31
                                    ----------   --------                 ---------   ---------
                                    ----------   --------                 ---------   ---------


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

    During 1995, the FDIC announced that the BIF had reached its mandated reserve level, reducing insurance premiums on BIF-insured deposits, and accordingly, deposit insurance premiums on BIF-insured deposits were reduced.
On September 30, 1996 Congress passed a bill which addressed the deposit insurance premium differential between BIF and SAIF insured deposits. There is a one-time insurance premium charge attributable to SAIF-insured deposits sufficient to bring the SAIF up to its mandated reserve level, with a corresponding and immediate reduction in SAIF premiums thereafter. Based on
67.5 basis points on Allied's deposits at March 31, 1995, the resulting charge to the Company was $2,241,000. Such charge was recorded in the third quarter of 1996.

    Income Taxes

    The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective rate was 36.8% for the nine months ended September 30, 1996, compared to 41.6% for the same period in 1995.


MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale increased $18,485,000 or 30% to $81,105,000 at September 30, 1996 compared to $62,620,000 at December 31, 1995. The increase was primarily due to a $50,000,000 transfer of loans from the portfolio to held for sale as of March 31, 1996, $34 million of which were sold at September 30, 1996. This transaction was made to accommodate an asset reduction strategy at Allied Bank which is intended to increase the capital ratios of Allied and the Company. The fair value of loans transferred exceeded their carrying value at the date of transfer.


LOANS

    Total loans decreased $17,825,000 or 5% to $350,399,000 at September 30, 1996 compared to $368,224,000 at December 31, 1995. Residential real estate mortgage loans decreased $49,097,000 or 29% to $118,925,000 due to a transfer of loans to mortgage loans held for sale as part of an asset reduction strategy. The Company anticipates that there will be no future transfers of loans to the held for sale category to execute an asset reduction strategy.


    The following table summarizes the composition of the loan portfolio at September 30, 1996 and December 31, 1995.


                                       September 30, 1996        December 31, 1995
                                       ------------------        -----------------
(dollars in thousands)                  Amount           %        Amount           %
                                     -----------------------   -----------------------
 Residential real estate mortgage    $118,925          34%     $168,022          46%
 Commercial real estate mortgage       79,216           22       65,655           18
 Commercial                            65,699           19       63,975           17
 Real estate construction              86,099           25       69,504           19
 Installment and other                  3,305            1        4,103            1
 Less deferred fees                   (2,845)          (1)      (3,035)          (1)
                                     -----------------------   -----------------------
     Total loans                      350,399         100%      368,224         100%
                                                    --------                  --------
                                                    --------                  --------
 Less allowance for loan losses       (6,985)                   (5,037)
                                     ------------              ------------
     Net loans                       $343,414                  $363,187
                                     ------------              ------------
                                     ------------              ------------


ALLOWANCE FOR LOAN LOSSES

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


The following table summarizes the Company's allowance for loan losses:

                                         Three months ended   Nine months ended
                                            September 30         September 30
                                        -------------------  ------------------
(dollars in thousands)                    1996       1995       1996      1995
                                        -------------------  ------------------
Beginning allowance for loan losses    $7,034     $5,978     $5,037     $5,787
Provision for loan losses                 545        385      3,375      1,055
Charge-offs                             (630)      (392)    (1,532)      (923)
Recoveries                                 36          2        105         54
                                        -------    ------     -------    -------
Ending allowance for loan losses       $6,985     $5,973     $6,985     $5,973
                                        -------    ------     -------    -------
                                        -------    ------     -------    -------


Net charge-offs to average
   loans (annualized)                     .69%       .40%       .55%       .29%


    The allowance for loan losses as a percentage of portfolio loans increased from 1.37% at December 31, 1995 to 1.99% at September 30, 1996. The increase in the provision for loan losses of $2,320,000 for the nine months ended September 30, 1996 over the same period in 1995 is primarily due to a lease portfolio of $1,412,000 purchased from a company currently in bankruptcy proceedings who retained the servicing of such portfolio ("Bennett matter") and higher levels of nonperforming assets. The increase in the provision for loan losses of $160,000 in the third quarter of 1996 when compared to the same period one year ago was driven by an increase in net charge-offs of $204,000 in the third quarter of 1996 compared to the third quarter of 1995 and an increase in nonperforming assets, principally nonaccrual residential construction loans.

    With respect to the Bennett matter, NBR has entered into a settlement agreement with the bankruptcy trustee which calls for the Bank to receive 60% of all the cash receipts associated with such leases. The agreement is subject to approval by the United States Bankruptcy Court. The motion which requests approval is expected to be heard in mid November. Consistent with Company policy, these leases have been classified as nonperforming and placed on nonaccrual status. Management expects further information to become available on the matter in the fourth quarter of 1996. Management believes that the Company maintains an adequate allowance for loss on these leases.

NONPERFORMING ASSETS

    The following table summarizes the Company's nonperforming assets.


                                              September 30,  December, 31
    (dollars in thousands)                          1996        1995
                                                  ----------  -----------

    Nonaccrual loans                             $ 8,917     $ 4,201
    Accruing loans past due 90 days or more          130          92
    Restructured loans                               757         651
                                                  ----------  -----------
    Total nonperforming loans                      9,804       4,944
    Other real estate owned                        1,844         963
    Other assets owned                               704       1,249
                                                  ----------  -----------
    Total nonperforming assets                   $12,352      $7,156
                                                  ----------  -----------
                                                  ----------  -----------

    Nonperforming assets to total assets            2.31%      1.28%

    Nonperforming assets have increased from $7,156,000 as of December 31, 1995 to $12,352,000 as of September 30, 1996. The principal reasons for this increase relate to a $4,716,000 increase in nonaccrual loans and other real estate owned. The nonaccrual loan increase was primarily due to the Bennett Matter whose aggregate outstanding balance of $1,412,000 was placed on nonaccrual in the first quarter of 1996 and an increase in nonaccrual construction loans and residential mortgages of $2,873,000 and $502,000. Due to the Company's current emphasis on construction lending, the Company may continue to experience a higher level of nonperforming assets when compared to historic levels.

    Nonperforming loans consist of loans to 366 borrowers, 25 of which have balances in excess of $100,000. The two largest have recorded balances of $802,000 secured by general business assets and $780,000 secured by residential real estate. Approximately 310 of the nonperforming loans are related to a purchased portfolio of leases from a servicer who is now in bankruptcy proceedings. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

    Other real estate owned consists of twelve properties. Nine properties are residential, two are commercial buildings, and one is land held for sale. Other assets owned included contract receivable rights and repossessed personal property valued at $704,000.

    Although the volume of nonperforming assets will depend in part on the future economic environment, there are also loans totaling $4,694,000 about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

    At September 30, 1996 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $10,191,000 of which $4,120,000 relates to the recorded investment for which there is a related allowance for loan losses of $1,741,000 determined in accordance with these statements and $6,071,000 relates to the amount of that recorded investment for which there is no related allowance for loan losses determined in accordance with these standards.

    The average recorded investment in the impaired loans during the nine months ended September 30, 1996 and September 30, 1995 was $9,714,000 and $6,793,000; the related amount of interest income recognized during the periods that such loans were impaired was $17,000 and $269,000 for the three and nine month periods ended September 30, 1996 and $35,000 and $276,000 for the same
periods in 1995.   No interest income was recognized using a cash-basis method of accounting during the period that the loans were impaired.


LIQUIDITY

    Redwood's primary source of liquidity is dividends from its financial institution subsidiaries. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses of the parent.
It is Redwood's general policy to retain liquidity at Redwood at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of September 30, 1996, Redwood held $2,319,000 in interest-bearing deposits at its subsidiaries and a $3,000,000 subordinated note issued by NBR.

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

    In the fourth quarter of 1994, Redwood received a dividend of $200,000 from NBR and $400,000 from Allied. During 1995, NBR and Allied declared dividends of $860,000 and $227,000 respectively. During 1996, NBR and Allied declared dividends of $215,000 and $2,227,000 respectively. Management believes that at September 30, 1996 the Company's liquidity position was adequate for the operations of Redwood and its subsidiaries for the foreseeable future.

    Although each entity within the consolidated group manages its own liquidity, the Company's consolidated cash flows can be divided into three distinct areas; operating, investing and financing. For the nine months ended September 30, 1996 the Company received $56.2 million in cash flows from operations while using $52.3 million and $28.1 million in investment and financing activities, respectively. Although the Company experienced a decline in cash and cash equivalents of $24.2 million for the nine months ended September 30, 1996, such balance was unusually high at December 31, 1995 due to proceeds of $20.9 million from a security sale not being received prior to 1995 year end.


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

    The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at December 31, 1995 and September 30, 1996.


                                                Actual     Required
                                                Amount      Amount      Excess         Actual %
                                               ------------------------------------------------
                                                            (dollars in thousands)
At September 30, 1996:
 COMPANY
  Leverage (to Average Assets)                $30,108     $21,158      $8,950           5.69%
  Tier 1 Capital (to Risk-weighted Assets)     27,462      14,813      12,649           7.42
  Total Capital (to Risk-weighted Assets)      44,087      31,438      12,649          11.91

 NBR
  Leverage Capital (to Average Assets)         17,674       9,875       7,799           7.16
  Tier 1 Capital (to Risk-weighted Assets)     17,674       7,690       9,984           9.19
  Total Capital (to Risk-weighted Assets)      23,094      15,380       7,714          12.01

 ALLIED
  Core Capital (to Total Assets)               18,205      11,236       6,969           6.48
  Tier 1 Capital (to Risk-weighted Assets)     15,559       6,971       8,588           8.93
  Total Capital (to Risk-weighted Assets)      17,748      13,941       3,807          10.18
  Tangible Capital (to Total Assets)           18,205       4,213      13,992           6.48

At December 31, 1995:
 COMPANY
  Tier 1 Capital (to Average Assets)           29,723      23,134       6,589           5.14
  Tier 1 Capital (to Risk-weighted Assets)     27,123      14,991      12,132           7.24
  Total Capital (to Risk-weighted Assets)      43,780      29,981      13,799          11.68

 NBR
  Tier 1 Capital (to Average Assets)           17,283       9,258       8,025           7.47
  Tier 1 Capital (to Risk-weighted Assets)     17,283       7,349       9,934           9.41
  Total Capital (to Risk-weighted Assets)      22,395      14,698       7,697          12.19

 ALLIED
  Core Capital (to Total Assets)               19,955      12,752       7,203           6.26
  Tier 1 Capital (to Risk-weighted Assets)     17,355       7,528       9,827           9.22
  Total Capital (to Risk-weighted Assets)      19,713      15,056       4,657          10.47
  Tangible Capital (to Total Assets)           19,955       4,782      15,173           6.26


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

    (b)  REPORTS ON FORM 8-K

         Form 8-K dated July 17, 1996 declaring quarterly dividend on Redwood Empire Bancorp's preferred stock of 19.5 cents per share. The dividend was payable on August 14, 1996 to shareholders of record on July 30, 1996.

         Form 8-K dated July 25, 1996 reporting second quarter results for period ended June 30, 1996.

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                REDWOOD EMPIRE BANCORP
                                     (Registrant)



DATE:        11-07-96   BY:      /s/ Patrick W. Kilkenny
              --------            -----------------------
                                  Patrick W. Kilkenny
                                  President and Chief Executive Officer



DATE:        11-07-96   BY:      /s/ James E. Beckwith
             --------            ----------------------------
                                 James E. Beckwith
                                 Senior Vice President and Chief
                                 Financial Officer