Form 10-K
period 1996-12-31
REDWOOD EMPIRE BANCORP
filed 1997-03-20
CIK 840007

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)

                    For the fiscal year ended December 31, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                  (NO FEE REQUIRED)



                           Commission file number:  0-19231

                                REDWOOD EMPIRE BANCORP
              ----------------------------------------------------------
               (Exact number of Registrant as specified in its charter)

          California                                            68-0166366
-------------------------------                               ---------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

              111 Santa Rosa Avenue, Santa Rosa, California          95404-4905
               ---------------------------------------------         -----------
               (Address of principal executive officers)             (Zip Code)

         Registrant's telephone number, including area code:  (707) 545-9611

             Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                   ON WHICH REGISTERED
------------------------                                ------------------------
Common Stock                                            American Stock Exchange

7.80% Noncumulative Convertible                         American Stock Exchange
Perpetual Preferred Stock, Series A


          Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.        Yes /X/        No / /

    The aggregate market value of the Registrant's common stock held by non-affiliates on March 1, 1997 (based on the closing sale price of the Common Stock on the American Stock Exchange on such date) was $24,208,712.

    As of March 1, 1997 there were outstanding 2,756,187 shares of the Registrant's common stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

    1.   Definitive Proxy Statement (see Part III, Items 10, 11, and 12).

                                  TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                        PART I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 25
Item 4.  Submission of Matters to A Vote of Securities Holders . . . . . . . 25



                                       PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 27
Item 7.  Management's Discussion and Analysis of Financial Condition
         and  Results of Operations. . . . . . . . . . . . . . . . . . . . . 28
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . 57
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure. . . . . . . . . . . . . . . 99



                                       PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . . .100
Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .100
Item 12. Security Ownership of Certain Beneficial Owners and Management. .  100
Item 13. Certain Relationships and Related Transactions. . . . . . . . . .  100



                                       PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K. 101

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

    On November 4, 1994, Codding Bank, a multiple-branch California chartered bank based in Rohnert Park, California ("Codding"), was purchased for $7,028,000 in cash, including merger related expenses, and merged into NBR. At the merger date, the fair value of the assets acquired totalled approximately $42 million. (See Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA--NOTE C OF NOTES TO
THE CONSOLIDATED FINANCIAL STATEMENTS OF REDWOOD EMPIRE BANCORP.") The acquisition was accounted for as a purchase.

    In November, 1996 the Board of Directors of the Company voted to merge Allied into NBR. The proposed combination of the two wholly-owned subsidiaries of Redwood will be structured as a merger transaction wherein Allied will be merged into NBR with NBR as the survivor. As a result of the merger NBR will assume all of Allied's rights and obligations. Allied will cease to exist as a federally chartered savings institution upon the merger. On February 3, 1997, NBR received approval from the Office of the Comptroller of the Currency to merge Allied into NBR. The merger is expected to be consummated by the end of the first quarter of 1997.

    (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    During the year ended December 31, 1996, the Company operated in two principal industry segments: commercial banking and mortgage banking. The Company's mortgage banking activities relate principally to the origination for sale, servicing of loans sold to investors, and sale and purchase of mortgage loans and servicing rights. Commercial banking activities include all other services provided by the Company, including portfolio lending, the origination for sale and servicing of Small Business Administration loans, various deposit programs and numerous fee-based services.

    In 1996, the Company's mortgage banking operations generated revenues of $19,382,000 as compared to $16,089,000 in 1995 and $16,269,000 in 1994. In 1996
the Company's mortgage operations generated an operating loss of $1,109,000 compared to an operating profit of $138,000 in 1995 and an operating loss of $9,821,000 in 1994. During 1996, the Company's commercial banking operations generated revenues of approximately $45,972,000 and operating profits of approximately $1,304,000, as compared to operating revenues and profits of approximately $47,860,000 and $7,639,000 in 1995 and $32,621,000 and $6,881,000
in 1994. (See Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE Q OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF REDWOOD EMPIRE BANCORP".)

    In the fourth quarter of 1996 the Company significantly curtailed its wholesale mortgage loan originations operations associated with the wholesale generation of mortgage loans which predominantly conform to the underwriting standards set by Fannie Mae, Freddie Mac, or other institution investors. This type of activity is commonly referred to as "A paper" wholesale mortgage banking. This decision was taken due to concerns over declining profit margins and interest rate risk. "A paper" wholesale lending volume amounted to $1.4 billion, $877 million, and $1.1 billion for the years ended December 31, 1996, 1995 and 1994 respectively. As a result of this action, the Company's future mortgage banking operations will focus on its subprime mortgage business along with retail generation of "A paper" mortgage loans through its brokerage operations. Accordingly, revenues and expenses associated with this segment will be significantly reduced from historic levels.

    (c)  NARRATIVE DESCRIPTION OF BUSINESS.

    Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California, and operating in California, Oregon and Washington. Its wholly-owned subsidiaries are National Bank of the Redwoods("NBR"), a national bank chartered in 1985 and Allied Bank, F.S.B., ("Allied"), a federal savings bank chartered in 1986. The Company's business strategy involves two principal business activities, commercial banking and mortgage lending which are conducted through NBR and Allied, respectively.

    NBR provides its commercial banking services through five retail branches located in Sonoma County, California and one retail branch located in Mendocino County, California. NBR generally extends commercial loans to professionals and to businesses with annual revenues of less than $10 million. Commercial loans are primarily for working capital, asset acquisition and commercial real estate. NBR's targeted commercial banking market area includes the California counties
north of San Francisco.   NBR generates noninterest income through merchant
draft processing by virtue of its status as a Principal Bank of Visa/MasterCard. As a Preferred Lender under the Small Business Administration ("SBA") Loan Guarantee Program, NBR generates noninterest income through premiums received on the sale of the guaranteed portions of SBA loans and the resulting on-going servicing income on its SBA portfolio.

    The Company's residential mortgage lending business is conducted primarily through Allied. Allied originates one-to-four family residential mortgage loans which predominantly conform to the underwriting standards set by Fannie Mae, Freddie Mac or other institutional mortgage conduits. These loans are commonly referred to as "A paper" loans and are acquired by Allied on a wholesale basis, through mortgage brokers, or retail basis through Allied's own retail loan officers. Allied also provides mortgage loan brokerage services to retail customers through its Valley Financial division. In addition Allied originates mortgage loans through its Allied Diversified Credit ("ADC") division that do not comply with all standards established by Fannie Mae or Freddie Mac. These loans are commonly referred to as "Sub Prime" loans and are acquired by ADC on a wholesale and retail basis. Substantially all mortgage loan originations are packaged and sold into the secondary market. Allied sells substantially all the servicing rights on the mortgage loans it sells and from time to time may purchase mortgage loan servicing rights from other companies, thereby generating ongoing servicing fees. In addition, Allied originates construction loans for its portfolio.

    As previously stated, the Company has significantly curtailed its "A paper" wholesale mortgage banking operations with an aim to eliminate this product. As a result of this action the company's future mortgage loan production revenue and expenses will be significantly reduced from historic levels. Future mortgage banking operations will focus on the Company's sub prime mortgage business along with mortgage loan brokerage services.

    Allied's principal targeted mortgage banking territory includes Northern and Central California. These areas are served by two loan production offices located in Santa Rosa and San Jose, both of which provide retail and wholesale sub-prime mortgage lending and three retail mortgage loan brokerage offices located in the East San Francisco bay area. To fund its lending activities Allied maintains depository branches in Santa Rosa, Ukiah and Lakeport, California.

    In addition to its lending activities, the Company has purchased mortgage loan servicing rights from other institutions to augment and diversify its income sources. Based on market conditions, the Company either retains or sells the servicing on mortgage loans sold to institutional investors. In the third and fourth quarters of 1996 the Company sold servicing rights for $839,945,000 in loans whose carrying value amounted to $4,150,000 resulting in net revenue of $2,153,000. At December 31, 1996 the Company's mortgage loan servicing portfolio aggregated approximately $124 million, a decrease of approximately 88% from the size of the portfolio as of December 31, 1995 due to such servicing sales. The Company is also approved to offer various other specialized products. It is an approved Fannie Mae/Freddie Mac lender/servicer, a Principal Bank for VISA/Mastercard, and an approved lender of the Federal Housing, Veterans and Farmers Home Administrations.

    The primary sources of funds for the Company's lending programs are local deposits, proceeds from loan sales, loan payments, and other borrowings by its subsidiaries. The Company attracts deposits primarily from local businesses, professionals and retail customers. These deposits are periodically supplemented through insured certificates of deposit obtained directly by the Company from other financial institutions located throughout the United States. The Company generally does not purchase deposits through deposit brokers and had no brokered deposits at December 31, 1996. In addition to deposits, the Company obtains other borrowed funds through its membership in the Federal Home Loan Bank of San Francisco (the "FHLB") and its retention of treasury, tax and loan funds at the Federal Reserve Bank of San Francisco.

    The Company is regulated by various government agencies, with the primary regulators being the Board of Governors of the Federal Reserve System (the "FRB"), the Office of Thrift Supervision (the "OTS"), the Office of the Comptroller of the Currency (the "OCC"), and the Federal Deposit Insurance Corporation (the "FDIC").

    The Company and its subsidiaries had 321 full-time-equivalent employees at December 31, 1996. Redwood's headquarters are located at 111 Santa Rosa Avenue, Santa Rosa, California 95404-4905, and its telephone number is (707) 545-9611.


PRIMARY MARKET AREA

    The Company's deposit market area is Sonoma, Mendocino and Lake Counties, California. Sonoma, Mendocino and Lake Counties have benefited from migration of population and businesses into the area, as well as growth in established firms and industries. These counties have generally exceeded the growth in population and economic activity of California as a whole.

INVESTMENT PORTFOLIO

    The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities held to maturity until maturity and management believes that the Company has the ability to do so. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. The following table summarizes the maturities of the Company's debt securities at their carrying value and their weighted average yields at December 31, 1996. Yields on tax-exempt securities have been computed on a tax-equivalent basis. At December 31, 1996, the total market value of the securities described below was $49,605,000.



                                                              After One Through          After Five
                                        Within One Year           Five Years               Years                  Total
                                    ---------------------   ---------------------   ---------------------   ---------------------
                                      Amount      Yield       Amount      Yield       Amount       Yield      Amount      Yield
                                    ---------------------   ---------------------   ---------------------   ---------------------
                                                                                    (dollars in thousands)
U.S. Government and agencies          $4,003      5.50 %     $20,844      5.74 %     $21,741      6.45 %     $46,588      6.05 %
Other bonds                               26      4.05           ---       n/a         2,675      7.58         2,701      4.05
                                    ----------              ----------              ----------              ----------
   Total                              $4,029      5.49 %     $20,844      5.74 %     $24,416      6.57 %     $49,289      5.94 %
                                    ----------              ----------              ----------              ----------
                                    ----------              ----------              ----------              ----------



    The following table summarizes the book value of the Company's investment securities held on the dates indicated:

                                                         December 31,
                                                  1996      1995     1994
                                              ------------------------------
                                                        (in thousands)
U.S. Government and agencies                   $46,588   $37,436  $31,910
Other bonds and mortgage-backed securities       2,701     2,638    2,093
FHLB and FRB Stock                               3,344     3,890    8,063
                                              ------------------------------
  Total                                        $52,633   $43,964  $42,066
                                              ------------------------------
                                              ------------------------------

DEPOSIT STRUCTURE

    The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposits, savings and checking accounts. In addition to the Company's local depository offices, it attracts certificates of deposit, primarily from financial institutions throughout the nation, by publishing rates in national publications. These certificates of deposit have often been attracted at interest rates at or above local market retail deposit rates. The national deposit market is utilized to supplement funding for the Company's mortgage banking activities and other liquidity needs. There can be no assurance that this funding practice will continue to provide deposits at attractive rates, or that applicable federal regulations will not limit the Company's ability to attract deposits in this manner. The Company generally does not purchase brokered deposits and had no brokered deposits at December 31, 1996.

    The following chart sets forth the distribution of the Company's average daily deposits for the periods indicated.



                                                             Year Ended December 31,
                             ----------------------------------------------------------------------------------------
                                         1996                           1995                         1994
                             ----------------------------  ----------------------------  ----------------------------
                                Amount          Rate          Amount          Rate          Amount           Rate
                             ----------------------------  ----------------------------  ----------------------------
                                                              (dollars in thousands)
Transaction accounts:
  Savings & Money Market       $129,405          4.02%        $93,480         4.12 %        $92,200         3.49 %
  NOW                            21,245           1.64         22,836           2.28         22,066           2.27
  Noninterest bearing            65,082            ---         51,946            ---         44,283           ---
Time deposits $100,000
  and over                       95,258           5.35        120,499           6.29         72,980           5.98
Other time deposits             143,770           6.09        183,897           5.86        160,916           4.27



    The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 1996:

                                                              Amount
                                                        ------------------
                                                          (in thousands)

Remaining Maturity:
 Three months or less                                        $32,524
 Over three months to six months                              14,558
 Over six months to 12 months                                 20,134
 Over 12 months                                                8,195
                                                        ------------------
   Total                                                     $75,411
                                                        ------------------
                                                        ------------------


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


OTHER BORROWINGS

    At December 31, 1996, the Company had FHLB short-term borrowings of $4,000,000 with a weighted average interest rate of 5.57%, collateralized by $63,155,000 in residential mortgage loans. Remaining available credit at December 31, 1996 was $41,000,000. Advances are made on a short-term basis with a rolling maturity date and are typically repaid within a 30-day period. On occasion, a borrowing is made on a fixed maturity basis. In such instances, maturities do not extend beyond one year. The following table summarizes the highest amount of FHLB borrowings outstanding for a month-end during the year, the average balance of borrowings from the FHLB and the weighted average rate for the three years ended December 31, 1996.

                                                        December 31,
                                              1996         1995         1994
                                          --------------------------------------
                                                       (in thousands)
 Average balance during the year            $21,834       $46,600      $83,034
 Average interest rate during the year        5.94%         6.56%        5.18%
 Maximum month-end balance during the year  $39,000      $112,150     $143,200
 Date of maximum month-end balance          4/30/96       1/31/95      9/30/94

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

    In 1993 the OTS amended its qualified thrift lender ("QTL") regulations to require that at least 65% of the association's portfolio assets consist of certain types of housing related investments for at least nine out of every twelve consecutive months. Associations which fail the QTL test lose their right to long-term Federal Home Loan Bank ("FHLB") advances and must either limit their new activities and new branches to those permitted to a national bank or convert to a bank charter. In addition, the OTS may limit or restrict activities of a savings and loan holding company which it determines create a serious risk for subsidiary savings associations. As of December 31, 1996, Allied qualified as a QTL, substantially exceeding the QTL test.

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

    Savings associations (such as Allied) are also required to maintain minimum tangible capital (generally the same as Tier 1 capital) of 1.5% of adjusted total assets. Allied also has a minimum core capital ratio of 4% where core capital is defined as Tier 1 capital to total assets. Allied had tangible and core capital ratios of 7.06% as of December 31, 1996. During 1994, the OTS issued a final rule regarding the types and amounts of intangible assets that may be included in a savings association's capital for purposes of complying with the minimum capital ratios. Under this rule, purchased mortgage servicing rights ("PMSR's") and purchased credit card relationships ("PCCR's") may be included in a savings association's regulatory capital but may not exceed, in the aggregate, 50% of core capital, while PCCR's alone may not exceed 25% of core capital. Savings associations may include in tangible capital the same dollar amounts of PMSR's that they include in core capital.

    As required by FDICIA, the OTS has added an interest rate risk component to its risk-based capital rules. Under the new regulation, for which no effective date has been set, any thrift institution regulated by the OTS deemed to have an "above-normal" level of interest rate exposure will be required to deduct an interest rate risk ("IRR") component from its total capital when determining its compliance with the risk based capital requirements. An "above normal" level of interest rate risk exposure is a projected decline in the association's net portfolio value of assets and liabilities that is greater than 2% of assets resulting from a projected two percentage point swing in interest rates. The IRR component will equal one-half of the difference between the institution's measured interest rate exposure and the level of exposure deemed "normal." Financial institutions subject to these regulations, including Allied but not NBR or Redwood, are required to file IRR-related data with the OTS, which the OTS will use to calculate, on a quarterly basis, the institution's interest rate risk and IRR components.

    A final rule regarding a market risk component of risk-based capital was issued on September 6, 1996. The rule was issued jointly by the OCC, the Board of Governors of the Federal Reserve System, and the FDIC. The final rule amends the risk-based capital guidelines to incorporate a measure for market risk. A bank subject to this rule must measure the market risk of the debt and equity positions located in its trading account and of the foreign exchange and commodity positions throughout the bank. The rule is consistent with the amendment to the Capital Accord adopted by the Basle Committee on Banking Supervision. If a bank is subject to this rule, its trading account debt and equity positions and its commodity positions will no longer be included in the capital calculation for credit risk. The existing counterparty credit risk-based capital requirements for off-balance sheet transactions will, however, continue to apply to all banks.

    The OCC intends to apply the rule to a limited group of national banks with significant trading activity. Specifically, the rule will apply to banks that meet one of the following two criteria:

    - the sum of the bank's trading assets and liabilities is at least 10 percent of total assets, or

    - the sum of the bank's trading assets and liabilities exceeds $1 billion.

    Additionally, the final rule provides the agencies with flexibility to exempt from the rule banks that meet either of these two criteria. It also allows the agencies to apply the rule on a case-by-case basis to any bank with significant market risk exposure but which is not captured by the above criteria. NBR does not meet any of the above criteria.

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

     The following tables present the capital ratios for NBR and Allied compared to the standards for well-capitalized depository institutions, as of December 31, 1996.


                                            Well-          Minimum
                            Actual       Capitlaized     Requirement
                          ---------------------------------------------

 NBR
   Leverage                  6.87           5.00           4.00
   Tier 1 risk-based         9.40           6.00           4.00
   Total risk-based         12.28          10.00           8.00

 ALLIED
   Core                      7.05           5.00           4.00
   Tier 1 risk-based         9.42           6.00           4.00
   Total risk-based         10.68          10.00           8.00

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

    The payment of dividends by a national bank is further restricted by additional provisions of federal law, which prohibit a national bank from declaring a dividend on its shares of common stock unless its surplus fund exceeds the amount of its common capital (total outstanding common shares times the par value per share). Additionally, if losses have at any time been sustained equal to or exceeding a bank's undivided profits then on hand, no dividend shall be paid. Moreover, even if a bank's surplus exceeded its common capital and its undivided profits exceed its losses, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. A national bank must consider other business factors in determining the payment of dividends. The payment of dividends by NBR is governed by NBR's ability to maintain minimum required capital levels and an adequate allowance for loan losses. Regulators also have the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute. As of December 31, 1996, NBR had the ability to dividend $3,758,000 to Redwood without prior regulatory approval.

    Federal savings banks, such as Allied, which meet the minimum capital requirements described above (see "CAPITAL STANDARDS," above) may distribute as dividends up to 100% of their current net income plus an amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. A federal savings bank which equals or exceeds current minimum capital requirements may distribute up to 75% of its net income for the most recent four quarters, depending upon its level of compliance with its risk-based capital requirements. A federal savings bank not meeting minimum capital requirements may not make any capital distribution without the prior written approval of the OTS. In any event, the OTS must be given 30-days' advance written notice of all proposed capital distributions by federal savings banks. Upon application, the OTS may, in its discretion, allow capital distributions in excess of those permitted by its regulations. In addition to the foregoing restrictions, in 1990 Redwood entered into a Capital Maintenance/Dividend Agreement (the "Capital Maintenance Agreement") with the OTS as a condition to its acquisition of Allied. Under the terms of the Capital Maintenance Agreement, Redwood may not accept from Allied, or cause Allied to pay, any dividend (1) without the prior written approval of the OTS if, and as long as, Allied's capital falls or remains below the applicable minimum capital requirements of the OTS, (2) if Allied's capital is below the current capital requirements of the OTS, or (3) if payment of the dividend would cause Allied's capital to fall below the current capital requirements of the OTS. In addition, the Capital Maintenance Agreement prohibits Allied from paying dividends in excess of its cumulative net income for the prior eight quarters, less cumulative dividends paid during that period, without prior OTS approval, even when Allied's capital exceeds its capital requirements. As of December 31, 1996, Allied had the ability to dividend $1,205,000 to Redwood.

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

    As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective
January 1, 1993. Under this system, depository institutions are charged anywhere from 23 cents to 31 cents for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory subgroup assignment. The FDIC has adopted a permanent risk-based assessment system, which incorporates the same basic rate structure. The limited changes adopted by the FDIC are those it proposed in December 1992. These amendments clarify the basis on which supervisory subgroup assignments are made by the FDIC, eliminate from the assessment classification review procedure the specific reference to an "informal hearing," provide for the assignment of new institutions to the "well capitalized" assessment group, clarify that an institution is to make timely adjustments as appropriate, clarify the basis, and report data, on which capital group assignments are made for insured branches of foreign banks, and expressly address the treatment of certain lifeline accounts for which special assessment treatment is given. FDICIA prohibits assessment rates from falling below the current annual assessment rate of 23 cents per $100 of eligible deposits if the FDIC has outstanding borrowings from the United States Treasury Department or the 1.25% designated reserve ratio has not been met.

    During 1995, the FDIC announced that the BIF had reached its mandated reserve level, reducing insurance premiums on BIF-insured deposits, and accordingly deposit insurance premiums on BIF-insured deposits were reduced. On September 30, 1996 Congress passed a bill which addressed the deposit insurance premium differential between BIF and SAIF insured deposits. As a result, a one-time insurance premium charge was assessed on SAIF-insured deposits to bring the SAIF reserves to the mandated level. Calculated at .675% of Allied's deposits at March 31, 1995, the resulting charge to the Company was $2,192,000. Such charge was recorded in the third quarter of 1996.

    The FDIC finalized a rule on November 26, 1996 amending its regulation regarding Oakar institutions. Oakar institutions are those insured institutions that maintain both BIF and SAIF insured deposits. Upon consummation of the merger with Allied, NBR will be an "Oakar institution". Pursuant to the final rule, at merger date the adjusted attributable deposit amount ("AADA") will be calculated. For NBR, the AADA represents the assessable deposits attributable to the secondary insurance fund (SAIF). The AADA at merger date equals the amount of deposits maintained by Allied at the merger date. Subsequent increases or decreases of the AADA occur at the same rate of NBR's overall deposit base due to ordinary business operations. Deposit growth through acquisition will not affect the AADA attributable to the Allied merger. When an Oakar institution sells deposits, it sells deposits insured by its primary fund, which for NBR is the BIF.

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

    The Economic Growth and Regulatory Paperwork Reduction Act (the "1996 Act") as part of the Omnibus Appropriations Bill was enacted on September 30, 1996 and includes many banking related provisions. The most important banking provisions is the recapitalization of the SAIF. The 1996 Act provides for a one-time assessment of approximately 65 basis point per $100 of deposits of SAIR insured deposits including Oakar deposits payable on November 30, 1996. For the years 1997 through 1999 the banking industry will assist in the payment of interest on FICO bonds that were issued to help pay for the clean-up of the savings and loan industry. Banks will pay approximately 1.3 cents per $100 of deposits for this special assessment, and after the year 2000, banks will pay approximately 2.4 cents per $100 of deposits until the FICO bonds mature in 2017. There is a three year moratorium on conversions of SAIF deposits to BIF deposits. The 1996 Act also has certain regulatory relief provisions for the banking industry. Lender liability under the Superfund is eliminated for lenders who foreclose on property that is contaminated provided that the lenders were not involved with the management of the entity that contributed to the contamination. There is a five year sunset provision for the elimination of civil liability under the Truth in Savings Act. The FRB and the Department of Housing and Urban Development are to develop a single format for Real Estate Settlement Procedures Act and Truth in Lending Act ("TILA") disclosures. TILA disclosures for adjustable mortgage loans are to be simplified. Significant revisions are made to the Fair Credit Reporting Act ("FCRA") including requiring that entities which provide information to credit bureaus conduct an investigation if a consumer claims the information to be in error. Regulatory agencies may not examine for FCRA compliance unless there is a consumer complaint investigation that reveals a violation or where the agency otherwise finds a violation. In the area of the Equal Credit Opportunity Act, banks that self-test for compliance with fair lending laws will be protected from the results of the test provided that appropriate corrective action is taken when violations are found.

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


CERTAIN IMPORTANT CONSIDERATIONS FOR INVESTORS

    MORTGAGE BANKING ACTIVITY. The Company's historic results of operations has been significantly influenced by mortgage banking activity, which can fluctuate significantly, in both volume and profitability, with changes in interest rate movements. The following is a table of mortgage banking revenues and operating profits for the last three years.


                                        Year Ended December 31,
                                 1996            1995           1994
                              ------------------------------------------
                                             (in thousands)


 Revenue                       $19,382         $16,089      $16,269

 Operating (loss) profit        (1,109)            138       (9,821)

    The Company seeks to minimize its interest rate risk by monitoring its exposure to potential losses from shifts in interest rates on a daily basis and hedging that exposure through the use of various financial instruments, including derivatives. These investments include purchased put options and forward commitments to sell mortgage loans and mortgage-backed securities to investors. The Company uses software developed by an independent party to evaluate its daily hedging position and the potential impact of various changes in interest rates. Interest rate fluctuations, however, can leave the Company unable to adjust its hedging position in a timely manner, and could have a material adverse effect on the Company's results of operations. In the fourth quarter of 1996 the Company significantly curtailed its A paper wholesale mortgage loan production. As a result of this action, the Company's future mortgage loan production revenue and expenses will be significantly reduced from historic levels.

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

    MERCHANT CREDIT CARD PROCESSING. The Company's profitability can be negatively impacted should one of the Company's merchant credit card customers be unable to pay on charge-backs from cardholders. Due to a contractual obligation between the Company and Visa and Mastercard, NBR stands in the place of the merchant in the event that a merchant is unable to pay on charge-backs from cardholders. Management has taken certain actions to decrease the risk of merchant bankruptcy with its merchant bankcard business. These steps include elimination of all merchants in the travel business and the discontinuance of other high-risk accounts.

    CONCENTRATION OF LENDING ACTIVITIES. Concentration of the Company's lending activities in the real estate sector, including construction loans could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At December 31, 1996, approximately 84% of the Company's loans were secured by real estate, of which 27% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed-use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans. Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

    DIVIDENDS. Beginning with the fourth quarter of 1992, Redwood paid a quarterly dividend on its Common Stock each quarter until the fourth quarter of 1994, when the payment of Common Stock dividends was suspended indefinitely by the Board of Directors. There can be no assurance that such dividend payments will be resumed in the future. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR and Allied to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR or Allied became undercapitalized. If NBR or Allied are restricted from paying dividends, Redwood could be unable to pay dividends on either its Common or its Preferred Stock. In addition, the payment of dividends by Redwood is limited by California law and subject to the discretion of the Board of Directors of Redwood. No assurance can be given as to the ability of the Company's subsidiaries to pay dividends to Redwood, the ability of Redwood to continue or resume paying dividends in accordance with prior practice or at all, or the determination by the Board of Directors that payment of any such dividend will be appropriate under the circumstances. Under applicable law and regulations, at December 31, 1996, Allied and NBR were able to pay up to $1,205,000 and $3,758,000 in additional dividends to Redwood. See "REGULATION AND SUPERVISION--RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS," above.

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

ITEM 2.       PROPERTIES

    The Company owns two depository branches and leases seventeen other locations and equipment used in the normal course of business. There are no contingent rental payments and the Company has three sublease arrangements. Total rental expenses under all leases, including premises, totaled $2,258,000, $2,172,000 and $2,336,000, in 1996, 1995 and 1994. The expiration dates of the leases vary, with the last such lease expiring during 2009.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

                                       PART II


ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

    Redwood's Common Stock is publicly traded on the American Stock Exchange. Market information for Redwood's Common Stock for the two most recent fiscal years can be found under the heading "Quarterly Results" of the 1996 Annual Report to Shareholders, and is by this reference incorporated herein. As of December 31, 1996 there were 610 shareholders of record of Redwood's Common Stock.

    Redwood declared quarterly cash dividends on its Common Stock at the rate of $.03 per share for the fourth quarter of 1992 and the first three quarters of 1993. In the fourth quarter of 1993, the Common Stock dividend was increased to $.035 per share, and it remained at that level through the first three quarters of 1994. The Common Stock dividend was suspended during the fourth quarter of 1994. See Item 8 "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA--NOTE P OF
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF REDWOOD EMPIRE BANCORP," below.

    Dividends from NBR and Allied are a primary source of cash for Redwood. There are regulatory limitations on cash dividends that may be paid by NBR and Allied to Redwood which could limit Redwood's ability to pay dividends. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR and Allied if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR or Allied became critically undercapitalized. Redwood is not subject to any prohibitions or limitations imposed on its ability to pay dividends by any regulatory agency, although it has entered into a Capital Maintenance/Dividend Agreement with the OTS with respect to the payment of dividends by Allied. See Item 1(c) "NARRATIVE DESCRIPTION OF BUSINESS-- RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS," above.

ITEM 6.       SELECTED FINANCIAL DATA


 SUMMARY OF CONSOLIDATED FINANCIAL DATA AND PERFORMANCE RATIOS

                                                                           At or for the Year ended December 31,
                                                       ------------------------------------------------------------------------
                                                          1996           1995            1994           1993          1992
                                                          ----           ----            ----           ----          ----
                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS:
Total interest income                                    $45,784        $47,374        $38,005        $27,465        $21,459
Net interest income                                       23,141         19,703         17,339         14,980         11,087
Provision for loan losses                                  6,262          1,590          1,095          1,679          2,272
Other operating income                                    19,570         16,575         10,885         19,177         12,327
Net (loss) income                                         (1,486)         3,313         (3,035)         4,564          2,609
Net (loss) income available to common equity              (1,935)         2,977         (3,483)         4,132          2,609

BALANCE SHEETS:
Total assets                                            $499,466       $557,910       $630,652       $471,674       $326,730
Total loans                                              347,414        368,224        384,569        210,257        185,366
Mortgage loans held for sale                              29,487         62,620        138,003        168,619         68,186
Allowance for loan losses                                  7,040          5,037          5,787          5,209          4,320
Total deposits                                           436,450        458,393        469,008        351,775        295,100
Shareholders'  equity                                     29,732         31,585         28,194         31,576         22,251

PERFORMANCE RATIOS:
Return on average assets                                    (.28%)          .57%          (.56%)         1.21%           .97%
Return on average common equity                            (7.43)         12.37         (13.17)         17.39          13.80
Common dividend payout ratio                                 N/A            N/A            N/A           7.70           2.76
Average equity to average assets                            5.96           5.14           5.90           7.56           7.01
Leverage ratio                                              5.45           5.14           4.08           6.99           6.88
Tier 1 risk-based capital ratio                             7.63           7.24           6.55          10.72          10.50
Total risk-based capital ratio                             12.11          11.68          10.75          16.04          11.76
Net interest margin                                         4.64           3.63           3.40           4.20           4.48
Other operating expense to net interest
  income and other operating income                        91.19          79.98         113.46          72.06          70.51
Average earning assets to average
  total assets                                             93.46          93.50          93.39          94.32          91.93
Nonperforming assets to total assets                        2.64           1.28           1.34           1.72           1.94
Net loan charge-offs to average loans                       1.22            .60            .40            .40            .53
Allowance for loan losses to total loans                    2.03           1.37           1.50           2.48           2.33
Allowance for loan losses to nonperforming loans           67.82         101.88         104.97         122.65         104.15

SHARE DATA:
Common shares outstanding (000)                            2,749          2,679          2,663          2,598          2,470
Book value per common share                                $8.72          $9.64          $8.43          $9.94          $9.01
Primary (loss) earnings per share                           (.71)          1.11          (1.31)          1.54           1.11
Fully diluted (loss) earnings per share                     (.71)          1.04          (1.31)          1.44           1.10
Cash dividend per common share                             ---            ---             .105           .125            .03



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Redwood Empire Bancorp ("Redwood" and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California.

    The Company's business strategy involves two principal business activities, commercial banking and mortgage banking which are conducted through its two principal subsidiaries, National Bank of the Redwoods, a national bank ("NBR"), and Allied Bank, F.S.B., a federal savings bank ("Allied"). Commercial banking activities include portfolio lending, including construction loans, the origination for sale and servicing of Small Business Administration ("SBA") loans, various deposit programs and numerous fee-based services. Mortgage banking activities relate principally to the origination of mortgage loans for sale, servicing of mortgage loans sold to investors, and sale and purchase of mortgage loans and servicing rights.

    The Company derives its income from three principal sources: (1) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities; (2) mortgage banking operations, which involve the origination for sale and sale of real estate secured loans, the sale of mortgage loan servicing rights, and mortgage loan servicing fee income on loans serviced; and (3) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services and merchant credit card processing.

    In November 1996, the Board of Directors voted to merge Allied into NBR.
The proposed combination of the two wholly-owned subsidiaries of Redwood will be structured as a merger wherein Allied will be merged into NBR with NBR being the surviving bank. As a result of the merger NBR will assume all of Allied's rights and obligations. On February 3, 1997 NBR received approval from the Office of the Comptroller of the Currency for the merger. Such merger is expected to be completed by the end of the first quarter of 1997.

    In the fourth quarter of 1996 the Company began a process to significantly curtail its A paper wholesale mortgage loan production. As a result of this process it is expected the Company will eliminate A paper wholesale mortgage banking as a product line. As a result of this action the Company's future mortgage loan production revenue and expenses will be significantly reduced from historic levels.

    Associated with the elimination of A paper wholesale mortgage banking and the merger of Allied and NBR, the Company recorded restructuring charges of $2,357,000 in the fourth quarter of 1996. For further discussion see "Financial Statements and Supplementary Data - Note S of Notes to Consolidated Financial Statements Redwood Empire Bancorp."

    The following analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Redwood Empire Bancorp, related notes thereto. Average balances, including such balances used in calculating financial and performance ratios, are generally a blend of daily averages for NBR and for Allied, which management believes are representative of the operations of the Company.

ACQUISITIONS

    On November 4, 1994, NBR acquired Codding Bank, a California-chartered bank headquartered in Rohnert Park, California ("Codding"). The purchase price of Codding totalled $7,028,000 in cash, including merger related expenses. At the merger date, the fair value of Codding's assets totalled approximately $42,048,000, including loans of approximately $28,294,000 and investment securities of approximately $7,935,000 and the fair value of liabilities assumed was approximately $43,224,000, including deposits of $42,817,000. The Company recorded goodwill of $1,176,000 which is being amortized over 15 years on a straight-line basis. The Company's consolidated financial statements include the results of Codding beginning October 31, 1994.

 RESULTS OF OPERATIONS

    The Company reported a net loss of $1,486,000, or $.71 per fully-diluted common share for 1996. In 1995, the Company reported net income of $3,313,000, or $1.04 per fully-diluted share. The Company's net loss in 1994 was $3,035,000 ($1.31 per fully-diluted share).

    Return on average assets for the year ended December 31, 1996 was a negative .28%, as compared to .57% and a negative .56% for the years ended December 31, 1995 and 1994. Return on average common equity was a negative 7.43% for the year ended December 31, 1996, as compared to 12.39% and a negative 13.22% for the years ended December 31, 1995 and 1994.

    Several significant matters adversely impacted the Company in 1996. These events include a provision for loan losses of $6,262,000, a pre-tax restructuring charge of $2,357,000 associated with the merging of Allied into NBR and the reduction of A paper wholesale mortgage banking, a pre tax charge of $2,192,000 associated with SAIF deposit insurance fund recapitalization, and a $1,200,000 charge to operations relating to the Company's obligation following the bankruptcy of one of its merchant credit card customers.

    In 1996, the Company's mortgage banking segment lost $1,109,000 on a pre-tax basis as compared to a pre-tax operating profit in 1995 of $138,000 and a pre-tax loss of $9,821,000 in 1994. Due to concerns regarding the future profitability and risk of the "A paper" wholesale mortgage banking business, the Company has decided to eliminate this line of business. As a result, future operations of the Company's mortgage banking business will be comprised of its sub-prime mortgage unit, Allied Diversified Credit, and retail "A paper" mortgage brokerage. Accordingly, the Company's future mortgage loan production revenue and expenses will be significantly reduced from historic levels. See Note Q to the Consolidated Financial Statements for a description of operating income and for additional information relating to the Company's two principal business segments.

     NET INTEREST INCOME.   For 1996, the Company's net interest income
amounted to $23,141,000 as compared to $19,703,000 in 1995 and $17,339,000 in
1994. This represents an increase of $3,438,000 or 17% in 1996 and $2,364,000 or 14% in 1995. The increase in 1996 when compared to 1995 is due to an increase in net interest margin from 3.63% in 1995 to 4.64% in 1996 partially offset by a decline in earning assets from $542,408,000 in 1995 to $498,882,000 in 1996. The increase in 1995 when compared to 1994 is primarily attributable to increasing earning assets from $509,912,000 in 1994 to $542,408,000 coupled with a slight increase in net interest margin from 3.40% in 1994 to 3.63% in 1995.

    The following table presents for the years indicated the distribution of consolidated average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.


                                                              1996                                   1995
                                              -------------------------------------  -------------------------------------
                                                Average                  Yield/       Average                    Yield/
                                                Balance     Interest      Rate         Balance    Interest       Rate
                                              -------------------------------------  -------------------------------------
                                                                          (dollars in thousands)
ASSETS:
Portfolio loans                               $349,859      $35,919      10.27%      $390,664      $38,052        9.74%
Mortgage loans held for sale                    78,030        5,550        7.11        71,395        4,417        6.19
Investment securities                           47,414        3,120        6.58        49,105        3,187        6.49
Federal funds sold                              19,685        1,028        5.22        27,777        1,581        5.69
Interest-bearing deposits due
  from financial institutions                    3,894          167        4.29         3,467          137        3.95
                                              ---------------------                   --------------------
    Total earning assets                       498,882       45,784        9.18       542,408       47,374        8.73
                                                            -------                                -------
Other assets                                    41,363                                 43,738
Less allowance for loan losses                  (6,473)                                (6,023)
                                              --------                               --------
    Total average assets                      $533,772                               $580,123
                                              --------                               --------
                                              --------                               --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings                                       $150,650        6,076        4.03      $116,316        4,367        3.75
Other time deposits                            239,028       13,851        5.79       304,396       18,363        6.03
Other borrowings                                41,083        2,716        6.61        71,593        4,941        6.90
                                              ---------------------                  ---------------------
  Total interest-bearing liabilities           430,761       22,643        5.26       492,305       27,671        5.62
                                                             ------                                 ------
Demand deposits                                 65,082                                 51,946
Other liabilities                                6,136                                  6,054
Shareholders' equity                            31,793                                 29,818
                                              --------                               --------
 Total average liabilities and
     shareholders' equity                     $533,772                               $580,123
                                              --------                               --------
                                              --------                               --------
Net interest spread                                                        3.92                                   3.11
Net interest income and
  net interest margin                                       $23,141        4.64                    $19,703        3.63
                                                            --------                               -------
                                                            --------                               -------

                                                             1994
                                            -------------------------------------
                                                Average      Yield/
                                                Balance     Interest      Rate
                                            -------------------------------------
ASSETS:
Portfolio loans                               $287,257      $26,057       9.07%
Mortgage loans held for sale                   163,495        9,397       5.75
Investment securities                           30,359        1,381       4.55
Federal funds sold                              25,140        1,006       4.00
Interest-bearing deposits due
  from financial institutions                    3,661          164       4.48
                                              ---------------------
    Total earning assets                       509,912       38,005       7.45
                                                             ------
Other assets                                    41,431
Less allowance for loan losses                  (5,353)
                                              --------
   Total average assets                       $545,990
                                              --------
                                              --------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings                                       $114,266        3,679       3.22
Other time deposits                            233,896       11,239       4.81
Other borrowings                               105,009        5,748       5.47
                                              ---------------------
  Total interest-bearing liabilities           453,171       20,666       4.56
                                                             ------
Demand deposits                                 44,283
Other liabilities                               16,339
Shareholders' equity                            32,197
                                              --------
 Total average liabilities and
     shareholders' equity                     $545,990
                                              --------
                                              --------
Net interest spread                                                       2.89
Net interest income and
  net interest margin                                       $17,339       3.40
                                                            -------
                                                            -------


    The Company's average earning assets for 1996 decreased approximately 8%, or $43,526,000, to $498,882,000, as compared to $542,408,000 for 1995. Average earning assets increased approximately 6% in 1995 as compared to 1994. The decrease in average earning assets for 1996 is attributable to a 10% decline in portfolio loans while the growth in average earning assets for 1995 and 1994 was also derived from portfolio loans, principally construction loans, which increased 36% for 1995 and 45% for 1994. Portfolio loans are the Company's highest yielding category of earning assets.

    In addition, the average balance of investment securities decreased approximately 3% to $47,414,000 in 1996 as compared to $49,105,000 in 1995.

     The following table sets forth changes in interest income and interest expense for each major category of earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to rate.


                                                                      1996 over 1995                     1995 over 1994
                                                               --------------------------------------------------------------
                                                               Volume     Rate      Total         Volume     Rate      Total
                                                               ---------------------------        ---------------------------
                                                                                      (in thousands)

Increase (decrease) in interest income:
Portfolio loans (1), (2)                                       ($3,974)   $1,841   ($2,133)        $9,379    $2,616   $11,995
Mortgage loans held for sale                                       411       722     1,133         (5,296)      316    (4,980)
Investment securities                                             (110)       43       (67)           853       953     1,806
Federal funds sold                                                (460)      (93)     (553)           105       470       575
Interest-earning deposits with other institutions                   17        13        30             (9)      (18)      (27)
                                                               ---------------------------         --------------------------
  Total increase (decrease)                                     (4,116)    2,526    (1,590)         5,032     4,337     9,369
                                                               ---------------------------         --------------------------

Increase (decrease) in interest expense:
Interest-bearing transaction accounts                            1,288       421     1,709             66       622       688
Time deposits                                                   (3,942)     (570)   (4,512)         3,391     3,733     7,124
Other borrowings                                                (2,106)     (119)   (2,225)        (1,829)    1,022      (807)
                                                               ---------------------------         --------------------------
  Total increase  (decrease)                                    (4,760)     (268)   (5,028)         1,628     5,377     7,005
                                                               ---------------------------         --------------------------
  Increase (decrease) in net interest income                      $644    $2,794    $3,438         $3,404   ($1,040)   $2,364
                                                               ---------------------------         --------------------------
                                                               ---------------------------         --------------------------


(1) Does not include interest income which would have been earned on nonaccrual loans had such loans performed in accordance with their terms.
(2)  Loan fees of $2,805,000, $2,112,000, and $1,611,000 are included in interest income for 1996, 1995 and 1994.
(3) The average balance of securities classified as available for sale are presented at historical amortized cost without the effects of the fair value adjustments.

     The net interest margin increased to 4.64% for the year ended December 31, 1996, as compared to 3.63% and 3.40% for the years ended December 31, 1995 and 1994. The increase in net interest margin in 1996 was primarily due to increased yield on earning assets and decreased liability costs. The yield on earning assets increased to 9.18% in 1996 compared to 8.73% in 1995 and 7.45% in 1994. In 1996, the Company increased its high-yielding construction loan portfolio from an average of $49.0 million in 1995 to $78.2 million in 1996.
See "Loan Portfolio and Mortgage Banking". The increase in 1995 was due to the seasoning of adjustable-rate mortgage loans in the portfolio as many of these loans were originated in 1994 with "teaser" rates which reset to market in 1995.

     The effective rates on interest-bearing liabilities decreased to 5.26% for 1996, as compared to 5.62% for 1995 and 4.56% for 1994. The decrease in 1996 was due to a 53% decline in high cost FHLB advances and a 21% decline in time deposits . The increase in 1995 when compared to 1994 was due primarily to an increase in high-cost time deposits and FHLB advances to fund mortgage loan growth.

     PROVISION FOR LOAN LOSSES. Annual fluctuations in the provision for loan losses result from management's regular assessment of the adequacy of the allowance for loan losses. The provision for loan losses was $6,262,000 for the year ended December 31, 1996, which represents an increase of $4,672,000 or 294% from 1995. The increase in the provision for loan losses in 1996 when compared to 1995 relates to the deterioration of several major commercial loans, net loan charge-offs of $4,259,000, and an increase in non performing construction loans. In 1995, the provision for loan losses of $1,590,000 represented a 45% increase from $1,095,000 in 1994. This increase was primarily due to net loan charge-offs of $2,340,000.

     Outstanding construction loans at December 31, 1996 represent 24% of total portfolio loans. Construction lending generally bears a higher degree of risk than other major portfolio lending programs the Company maintains. Factors that could affect the quality of the construction loan portfolio include regional economic conditions, adverse changes in the real estate market, increasing interest rates or acts of nature such as earthquakes. Such events could have an adverse impact on the level of future provisions for loan losses and the Company's earnings. See further discussion in "Asset Quality".

      OTHER OPERATING INCOME. Other operating income increased 18%, or $2,995,000, to $19,570,000, for 1996, as compared to $16,575,000 for 1995. The
Company's other operating income for 1995 represented an increase of $5,690,000 or 52% from the $10,885,000 it received during 1994. The following table sets forth the sources of other operating income for the years ended December 31, 1996, 1995 and 1994.

                                                      Year Ended December 31,
                                                      1996      1995      1994
                                                   ---------------------------
                                                           (in thousands)
  Service charges on deposit accounts               $1,224    $1,148    $1,009
  Merchant draft processing, net                     1,849     1,505     1,168
  Loan servicing income                              1,619     1,625     1,943
  Net realized gains (losses) on sale of
    investment securities available for sale            (3)      386       (24)
  Gain on sale of loans and loan servicing          12,328    10,195     5,448
  Other income                                       2,553     1,716     1,341
                                                   -------   -------   -------
                                                   $19,570   $16,575   $10,885
                                                   -------   -------   -------
                                                   -------   -------   -------

     The primary cause of the increase in the Company's other operating income was the increased gain on sale of loans and loan servicing of $2,133,000 in 1996 over 1995. In the third and fourth quarter of 1996 the Company sold mortgage loan servicing rights which resulted in a gain of $2,153,000. In 1995 gain on sale of loans and loan service amounted to $10,195,000 as compared to $5,448,000 in 1994. As a result of an improved interest rate environment and higher demand, in the first half of 1995 the Company was able to sell its $110 million of COFI-based mortgage loans held for sale whose carrying amount had been adjusted at December 31, 1994 by a $5,534,000 valuation allowance. As a result, the Company recorded a gain of approximately $2,300,000 in 1995 associated with the disposition of these loans. For further discussion see "Mortgage Banking".

     Loan servicing revenues slightly decreased to $1,619,000 for the year ended December 31, 1996, compared to $1,625,000 and $1,943,000 in 1995 and 1994. Due to the loan servicing sale discussed above, future loan servicing income will be significantly less than what was recorded in 1996 and 1995. In addition, future loan servicing income will be dependent on prepayments of loans held in the Company's servicing portfolio, the volume of additional loans added to this portfolio and any future bulk servicing sales. See "Mortgage Banking" and Note B of Notes to Consolidated Financial Statements.

     Other income amounted to $2,553,000 in 1996, $1,716,000 in 1995 and
$1,341,000 in 1994. In 1995, the Company sold securities available for sale as part of its ongoing asset liability management strategies for a gain of $386,000 compared to losses of $24,000 recorded in 1994. See Note E of Notes to Consolidated Financial Statements.

     OTHER OPERATING EXPENSE. Other operating expense amounted to $38,946,000 in 1996, $29,016,000 in 1995 and $32,023,000 in 1994. This represents an increase of $9,930,000 or 34% in 1996 and a decrease of $3,007,000 or 9% in 1995. The 1996 increase was a direct result of $2,357,000 in expenses associated with the Company's restructuring plan, $2,192,000 resulting from a one time insurance premium assessment attributable to SAIF-insured deposits, an increase in salary and benefits of $2,783,000 and a $1,200,000 charge associated with the bankruptcy of one of its merchant card customers. In 1995 the decrease in other expense of $3,007,000 or 9% when compared to 1994 related primarily to the Company's cost cutting measures enacted in the last half of 1994 and the first half of 1995.

     Salary and employee benefits expense and occupancy and equipment increased each period. Salary and employee benefits expense for 1996 increased $2,783,000, or 19%, to $17,151,000, as compared to $14,368,000 for 1995. This compared with a 2% increase during 1995 over the 1994 salary and employee benefits expense of $14,147,000. The increase in 1996 was attributable to a 53% increase in commissions paid for mortgage loan production. The increases during 1995 and 1994 were due to the salaries and benefits resulting from higher full-time-equivalent staff levels and general salary and benefit increases. The Company's full-time-equivalent staff levels were 321, 353 and 336 at December 31, 1996, 1995 and 1994, respectively.

     Occupancy and equipment expense was $5,604,000 in 1996, $5,544,000 in 1995 and $5,025,000 in 1994. This represents an increase of 1%, or $60,000, over 1995 occupancy and equipment expense. This increase was primarily attributable to annual lease payment increases. 1995 increases over 1994 amounted to $519,000 which was due to the addition of three branch offices of NBR in late 1994 and annual lease payment increases.

     In November, 1996 the Company's Board of Directors approved a plan to merge its two wholly owned subsidiaries, National Bank of the Redwoods and Allied Bank F.S.B. As a result of the merger, the surviving bank, National Bank of the Redwoods, will assume all of Allied's rights and obligations. In connection with the merger, and as a result of the Company's decision to significantly curtail its wholesale mortgage banking production capacity, the Company recorded a restructuring charge of $2,357,000 in the fourth quarter of 1996. The restructuring of the Company, which includes both the merger of Allied into National Bank of the Redwoods and the reduction in "A" paper wholesale lending, includes the closing of the Portland and Sacramento mortgage loan production offices, the partial write-off of Allied's administrative headquarters, termination of employees, and write-off of duplicative or unnecessary fixed assets. The total charge to operations associated with these matters consisted of:

     Severance for 70 employees                     $651,000
     Accrual of discontinued leases                  772,000
     Writeoff of leasehold improvements,
       furniture and fixtures                        934,000
                                                  ----------
                                                  $2,357,000
                                                  ----------
                                                  ----------

     During the third and fourth quarters of 1994, the Company implemented major cost reduction programs in response to declining origination volumes in the Company's mortgage banking business and recorded a restructuring charge of $815,000 in the third quarter and $1,594,000 in the fourth quarter. The restructuring entailed closing wholesale mortgage production offices in Fresno, San Diego, San Ramon and Windsor, California, Phoenix, Arizona and Seattle, Washington. The charge also includes the effects of consolidation of leased space in the Sacramento and Santa Rosa, California offices and termination of related employees. The 1994 restructuring charge consisted of:

     Severance for 125 employees                    $374,000
     Accrual of discontinued leases                1,683,000
     Writeoff of leasehold improvements,
       furniture and fixtures                        352,000
                                                  ----------
                                                  $2,409,000
                                                  ----------
                                                  ----------

     In 1995, the Company was able to sublease three properties allowing a recovery of $456,000 related to leases discontinued in 1994.

     At December 31, 1996, $1,808,000 of the restructuring charge remained in other liabilities, substantially all of which is related to the future minimum lease payments associated with the closed facilities. The Company is continuing to seek sublease tenants for many of these closed facilities and an additional portion of the restructuring charge may be reversed in future periods if the Company is successful in entering into such arrangements. For further discussion, see "Mortgage Banking."

     The following table describes the components of other operating expense for the years ended December 31, 1996, 1995 and 1994.

                                                      Year Ended December 31,
                                                     1996      1995      1994
                                                   ---------------------------
                                                           (in thousands)

Professional fees                                   $1,942    $2,187    $2,065
Regulatory expense and insurance                     3,401     1,716     1,345
Postage and office supplies                          1,715     1,224     1,013
Shareholder expenses and Director fees                 406       486       950
Advertising                                            581       481       919
Telephone                                              758       778       782
Electronic data processing                           1,216     1,022       775
Net costs of other real estate owned                   451       163       609
Other                                                3,364     1,503     1,984
                                                   -------    ------   -------
                                                   $13,834    $9,560   $10,442
                                                   -------    ------   -------
                                                   -------    ------   -------

     Other expenses were $13,834,000 during 1996, an increase of $4,274,000, or 45%, over 1995 expenses of $9,560,000. This increase is primarily attributable to a one time insurance premium charge assessed by Congress to SAIF-insured deposits of $2,192,000, a $1,200,000 charge to other expenses relating to the Company's obligation following the bankruptcy of one of its merchant credit card customers and an increase in postage and office supplies of $491,000 due to an increase in mortgage banking activity. The decrease during 1995 compared to 1994 was due to decreased mortgage banking related advertising and telephone costs and decreased OREO expenses partially offset by higher regulatory and insurance expenses.

      INCOME TAXES. The Company's effective tax rate was a benefit of 40.5% in 1996, a provision of 41.6% in 1995 and a benefit of 38.0% in 1994. The benefit recorded in 1994 was limited due to the absence of carrybacks and limitation on carryforwards for California tax purposes.

LOAN PORTFOLIO

     The Company concentrates its lending activities in three principal areas: real estate mortgage loans (residential and commercial loans), real estate construction loans and commercial loans. At December 31, 1996, these three categories accounted for approximately 60%, 24% and 15%, respectively, of the Company's loan portfolio. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrowers' depository relationships with the Company and prevailing money market rates indicative of the Company's cost of funds.

     Concentration of the Company's lending activities in the real estate sector could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. The ability of the Company to continue to originate mortgage loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

     The following table sets forth the amounts of loans outstanding by category as of the dates indicated. There were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the table below.


                                                                                      December 31,
                                                         --------------------------------------------------------------------
                                                           1996           1995           1994           1993           1992
                                                         --------------------------------------------------------------------
                                                                                     (in thousands)

Residential real estate mortgage                         $128,025       $168,022       $222,822       $102,254        $83,273
Commercial real estate mortgage                            80,366         65,655         61,347         35,909         25,051
Commercial                                                 53,573         63,975         64,807         49,556         48,147
Real estate construction                                   84,517         69,504         33,348         21,476         20,598
Installment and other                                       3,730          4,103          5,063          3,033          9,804
Less deferred fees                                         (2,797)        (3,035)        (2,818)        (1,971)        (1,507)
                                                         --------------------------------------------------------------------
   Total loans                                            347,414        368,224        384,569        210,257        185,366
Less allowance for loan losses                             (7,040)        (5,037)        (5,787)        (5,209)        (4,320)
                                                         --------------------------------------------------------------------
   Net loans                                             $340,374       $363,187       $378,782       $205,048       $181,046
                                                         --------------------------------------------------------------------
                                                         --------------------------------------------------------------------


     REAL ESTATE MORTGAGE LOANS. As of December 31, 1996, the Company's residential mortgage loans totaled $128,025,000, or 37%, of its total loans. These loans were predominantly originated in Sonoma and Mendocino Counties. Total residential loans declined $39,997,000 during the year as a result of normal prepayments and a continuing restructuring of Allied's balance sheet. This 1996 restructuring was accomplished by a $34,000,000 loan sale in the second quarter of 1996. The Company does not anticipate any further restructuring of the Company's balance sheet through loan sales. In 1995, total residential mortgage loans decreased $54,800,000. The decrease in residential real estate loans is due primarily to loan sales of $35.9 million during the second quarter of 1995. The sale was executed to restructure Allied's balance sheet and consequently improve Allied's capital ratios and reduce its interest rate risk. In addition, in the third quarter of 1995, the Company swapped $22.1 million of adjustable rate loans with Fannie Mae for a mortgage-backed security which had a coupon rate of 7.295% and was scheduled to mature in 2025; this security, which was classified as available for sale, was sold prior to December 31, 1995, with settlement due from broker in January 1996.

     The increase in residential mortgage loans in 1994 was directly attributable to Allied's desire to increase its earning asset base. As a result of the Company's acquisition of Lake on October 31, 1992, the Company's residential real estate mortgage loan portfolio increased by approximately
$25 million during the fourth quarter of 1992. These loans were originated by Lake, prior to its acquisition, throughout the greater San Francisco Bay Area. The remaining increase in the Company's residential real estate mortgage loan portfolio resulted from loans originated by the Company.

     At December 31, 1996, $38 million, or 30%, of the Company's residential real estate mortgage loans were fixed-rate mortgage loans having original terms ranging from one to 30 years, with the majority having terms of five years or less. Another $78 million, or 61%, were held as adjustable-rate mortgages, substantially all of which adjust semi-annually, based on the Eleventh District Cost-of-Funds Index published monthly by the FHLB. The balance of these loans, $12 million, or 9%, consisted of multifamily loans, second mortgage loans and loans on improved single-family lots. The majority of the Company's residential mortgage loans have been underwritten for the Company's portfolio and do not necessarily meet standard underwriting criteria for sale in the secondary market. Approximately 66% of the total amount outstanding had principal balances that were less than $300,000. The Company's residential real estate mortgage loans predominately have loan-to-value ratios of 80% or less, using current loan balances and appraised values as of the time of origination. The Company's general policy is not to exceed an 80% loan-to-value ratio on residential mortgage loans without mortgage insurance. The Company generally does not make portfolio loans on a negative amortization basis.

     As of December 31, 1996, the Company had outstanding $80,366,000 in commercial mortgage loans, which constituted 23% of total loans. These loans were primarily secured by owner-occupied commercial properties and have 5- to 15-year maturities based upon 25- to 30-year amortization periods. The ratio of the loan principal amount to appraised values are generally 75% or less, using appraised values at the time of loan origination, and the loans are predominantly for owner-occupied small office buildings or office/warehouses. The Company originates commercial mortgage loans that are guaranteed by the SBA up to 70% to 90% of the balance. The SBA guaranteed portion of such loans are sold into the secondary market with the unguaranteed principal balance retained. The aggregate retained unguaranteed principal balance of such loans was $13.2 million at December 31, 1996. Approximately 27% of the total amount outstanding of commercial mortgage loans had principal balances that were less than $250,000.

     The Company also originates residential mortgage loans for sale. See "Mortgage Banking."

       REAL ESTATE CONSTRUCTION LOANS. Real estate construction loans are primarily for residential housing. The primary market focus is toward individual borrowers and small residential and commercial projects. The economic viability of the project and the borrower's past development record and creditworthiness are primary considerations in the loan underwriting decision. The Company had $84,517,000 in construction loans outstanding at December 31, 1996, comprising 24% of its total loans. These loans were principally located in Northern California. This represents an increase of $15,013,000 or 22% from 1995. In 1995 construction loans increased $36,156,000 or 108% from 1994. Approximately $49 million of these loans consisted of 286 single-family individual-borrower construction loans, and the remaining loans included 135 subdivision projects, 21 land development projects and two commercial projects. At December 31, 1996, the largest single-family construction loan commitment was $932,000, and the average commitment was less than $245,000. The largest commitment for a subdivision project was $1.5 million, and the average subdivision commitment was less than $480,000. The average commercial project involved a loan of approximately $340,000.

     Construction loans are funded on a line-item, percentage of completion basis. As the builder completes various line items (foundation, framing, electrical, etc.) of the project, or portions of those line items, the work is reviewed by one of several independent inspectors hired by the Company. Upon approval from the inspector, the Company funds the draw request according to the percentage completion of the line items that have been approved. The Company rotates inspectors during construction to insure independent review. Actual funding checks must be signed by an officer of the Company, and that officer must also initial the line-item worksheet used to support the draw request. In addition, senior management routinely inspects the various construction projects, all of which are located in the Company's lending area.

     Commercial real estate mortgage and construction lending contains potential risks which are not inherent in other types of commercial loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties, and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market area, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in its primary market area even if real estate values elsewhere in California remained stable or increased.

     COMMERCIAL LOANS. Commercial loans consist primarily of short-term financing for businesses and professionals located in Sonoma and Mendocino Counties. At December 31, 1996, these loans totaled $53,573,000, or 15%, of the Company's total loans. This represents a decrease of $10,402,000 or 16% from 1995. In 1995 commercial loans decreased $832,000 or 1% from 1994. The commercial loans are diversified as to industries and types of businesses, with no material industry concentrations. Commercial loan borrowers generally have deposit relationships with the Company. The commercial loans can be unsecured or secured by various assets, including equipment, receivables, deposits and other assets. Commercial loans may be secured by commercial or residential property; however they are not classified as mortgage loans since these loans are not typically taken out for the purpose of acquiring real estate and the loans are short-term. In these cases, the mortgage collateral is often taken as additional collateral. As of December 31, 1996, the size of individual commercial loans varied widely, with 99% having principal balances less than $350,000. At December 31, 1996, the Company had 36 commercial borrowers whose aggregate individual liability exceeded $1,000,000.

      LOAN COMMITMENTS. In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of the commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 1996, the Company had outstanding $32,169,000 in unfunded mortgage loan commitments, $76,010,000 in undisbursed loan commitments and $2,462,000 in standby letters of credit. The Company's undisbursed commercial loan commitments represented primarily business lines of credit. The undisbursed construction commitments represented undisbursed funding on construction projects in process. The mortgage loan commitments represented approved but unfunded mortgage loans with the Company's mortgage banking business.

MORTGAGE BANKING

     The Company's results of operations has been substantially effected by mortgage banking activity, which can fluctuate significantly, in both volume and profitability, with changes in interest rates. For 1996, mortgage banking loan originations totaled $1.373 billion, or $534 million more than the $839 million originated in 1995. 1995 mortgage loan originations were $234 million less than the $1.073 billion originated in 1994. The mix of these originations in 1996 was approximately 88% fixed rate loans vs. 12% adjustable rate loans compared to 84% fixed, 16% variable for 1995, and 67% fixed rate loans vs. 33% adjustable rate loans for 1994.

     The following table represents the Company's residential mortgage banking origination and sale activity for the years indicated.

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     1996       1995     1994
                                                   ----------------------------
                                                           (in millions)

Mortgage banking loan originations                  $1,373      $839    $1,073
Increase (decrease) from prior period                   64%      (22%)     (45%)
Mortgage banking loan sales                         $1,481      $878    $1,048
Increase (decrease) from prior period                   69%      (16%)     (44%)
Mortgage banking revenue                               $19       $16       $16
Operating (loss) profit                            ($1,109)     $138   ($9,821)


      All of the Company's mortgage loans held for sale meet certain investor underwriting criteria regarding loan-to-value ratios, maturities, yields and related documentation. The majority of the loans sold by the Company have been sold to either Fannie Mae, Freddie Mac or other institutional mortgage conduits. These loans must conform to established Freddie Mac/Fannie Mae underwriting criteria, including a maximum dollar limit, maturities that vary from five to 30 years, loan-to-value ratios of 80% or less (90% or less with mortgage insurance), adequate borrower liquidity, and the ability of the borrower to service the mortgage debt (and all other debt) out of income. Loans sold to other investors, such as savings and loans, insurance companies and other conduits, usually are for dollar amounts in excess of the Freddie Mac/Fannie Mae limit, but otherwise generally meet standard Freddie Mac/Fannie Mae underwriting criteria.

     As part of its mortgage banking activities, the Company enters into forward commitments to sell mortgage loans, either in the form of mortgage-backed securities ("MBS") or as whole loans. These commitments may be optional or mandatory. Under optional commitments, a commitment fee is paid and the Company carries no risk in excess of the loss of such fee in the event that the Company is unable to deliver sufficient mortgage loans to fulfill the commitment. Mandatory commitments may entail possible financial risk to the Company if it is unable to deliver mortgage loans in sufficient quantity or at sufficient rates to meet the terms of the commitments.

     In order to minimize the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("committed pipeline"), the Company enters into hedging transactions. The Company's hedging policies generally require that its inventory of mortgage loans held for sale and the maximum portion of its committed pipeline that may close be hedged with forward sales of MBS or options to buy or sell mortgage-backed or U.S. Treasury securities. As such, the Company is not exposed to significant risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory net of gains or losses of associated hedge positions. The correlation between the price performance of the hedge instruments and the inventory being hedged is very high due to the similarity of the asset and the related hedge instrument. The Company is exposed to interest-rate risk to the extent that the portion of loans from the committed pipeline that actually closes at the committed price is less than the portion expected to close in the event of a decline in rates, and in the event such decline in closings is not covered by forward contracts and options to purchase MBS needed to replace the loans in process that do not close at their committed price. The Company determines the portion of its committed pipeline that it will hedge based on numerous factors, including the composition of the Company's committed pipeline, the portion of such committed pipeline likely to close, the timing of such closings and the current interest rate environment.

     The following lists the notional amounts of the various hedging instruments outstanding at December 31, 1996 and the date through which exercise dates extend:

                                                               Exercise Dates
                                           Notional Amount     Extend Through
                                           ----------------------------------
                                           (in thousands)

Forward contracts to sell MBS                  $27,063           March 1997
Purchased put options:
  U.S. Treasury                                 15,000           March 1997
Purchased call options - U.S. Treasury           7,500           March 1997

     MORTGAGE LOAN SERVICING. Mortgage loan servicing includes the collection and remittance of loan payments, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making inspections of the mortgage premises when required, collection of past due amounts from delinquent mortgagors, supervision of foreclosures in the event of unremedied defaults, and general administration of the loans, either for the Company or for the investors to whom the loans have been sold. The amounts of impound payments held by the Company for others totaled $1,651,000, $2,809,000, and $2,407,000 on December 31, 1996, 1995 and 1994, respectively. Servicers of loans sold to Freddie Mac or Fannie Mae generally receive a loan servicing fee of at least
 .25% per annum on the declining principal balance of the loans being serviced, but the actual fee can be higher depending upon the coupon rate of the loans being serviced and the actual pass-through rate paid to the investor. Servicing fees for other investors can vary according to market conditions at the time the loan is sold.

     In general, the value of the Company's loan servicing portfolio may be adversely affected by declining mortgage interest rates and increasing loan prepayments. Income generated from the portfolio may also decline in such an environment. In a low interest rate environment, the rate at which mortgage loans are prepaid tends to increase as borrowers refinance their loans. A high level of prepayments for an extended period of time could have an adverse effect on the value of the Company's PMSR pools, the level of the Company's outstanding loan portfolio, and the size of its mortgage loan servicing portfolio. Additionally, the Company's decision to sell servicing rights, and the timing of such sales, may affect the Company's earnings on a quarter-to-quarter basis. Certain factors, including demand and prepayment, delinquency and foreclosure rates, could have an adverse effect on the Company's ability to sell servicing rights and the value of those rights. In a rising interest rate environment, prepayments of loans decrease and the value of the Company's loan servicing portfolio will decline at a slower rate.

     The following table sets forth the dollar amounts of the Company's mortgage loan servicing portfolio at the dates indicated, the portion of the Company's loan servicing portfolio resulting from loan originations and purchases and the carrying value as a percentage of loans serviced.

                                                          December 31,
                                               -------------------------------
                                                 1996         1995      1994
                                               -------------------------------
                                                         (in thousands)

Loans originated by the Company and sold       $123,988     $266,712   $92,230
Loans underlying purchased mortgage
 servicing rights                                   ---      772,626   863,426
                                               -------------------------------
Total                                          $123,988   $1,039,338  $955,656
                                               -------------------------------
                                               -------------------------------

Purchased and originated mortgage
 servicing rights                                  $582       $5,970    $6,270
Purchased and originated mortgage
 servicing rights as a percentage of
 loans serviced                                     .47%         .57%      .66%

     Management may from time to time determine to sell the Company's mortgage loans on a servicing released basis based on market conditions. The Company sells loan servicing rights to offset the cost of originating mortgage loans. The amount of loan servicing rights sold annually by the Company may vary because of market fluctuations in the pricing of loan servicing rights, and the amount of gain upon sale of servicing rights may vary significantly from period to period. In 1996, 1995 and 1994, the Company sold a portion of its originated servicing rights on a bulk basis for gains of $2,153,000, $149,000 and $10,150,000. The Company also purchases mortgage servicing rights ("PMSR") in order to better utilize its servicing capabilities and to take advantage of market prices which management believed to be favorable. The amounts the Company pays for the rights to service loans are carried on the Company's statement of financial condition as intangible assets and are amortized in proportion to, and over the estimated life of, the related pools of mortgage loans using a method approximating the interest method. The Company's carrying values of purchased mortgage servicing rights, and the amortization thereon, are evaluated quarterly, by portfolios, and such carrying values are adjusted for indicated impairments based on management's best estimate of the remaining cash flows. Such estimates may vary from the actual remaining cash flows due to unanticipated prepayments of the underlying mortgage loans and increases in servicing costs. The Company's carrying values of purchased mortgage servicing rights do not purport to represent the amount that would be realizable by a sale of these assets in the open market. The prepayment rates of the Company's PMSR pools ranged between 7% and 33% during 1995. The Company's OMSR and PMSR amortization, including valuation adjustments, totaled $2,021,000 for 1996, $2,140,000 for 1995, and $1,024,000 for 1994. The amortized values of the Company's PMSR pools were $4,494,000, and $6,270,000 at December 31, 1995 and 1994, respectively with no amortized value remaining at December 31, 1996.

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

     The Company adopted SFAS No. 122 on January 1, 1995. The effect of adoption on the 1995 statement of operations was to increase gain on sale of loans by $1,830,000 and net income by $857,000 ($.27 per fully-diluted share). SFAS No. 122 prohibited the restatement of results for prior years. Originated mortgage servicing rights of $1,476,000 arising in 1995 are included in mortgage servicing rights on the balance sheet at December 31, 1995.

ASSET QUALITY

     The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company conducts its own internal credit review processes and, in addition, contracts with an independent loan reviewer who performs monthly reviews of new loans and potential problem loans that meet predetermined parameters. The Boards of Directors of both Allied and NBR have internal asset review committees which review the asset quality of new and problem loans on a monthly basis and report their findings to their full Boards. In management's opinion, this loan review system facilitates the early identification of potential problem loans.

     The performance of the Company's loan portfolio is evaluated regularly by management. The Company places a loan on nonaccrual status when one of the following events occurs: any installment of principal or interest is 90 days or more past due (unless, in management's opinion, the loan is well secured and in the process of collection); management determines the ultimate collection of principal of or interest on a loan to be unlikely; or the terms of a loan have been renegotiated to less than market rates due to a serious weakening of the borrower's financial condition.

     With respect to the Company's policy of placing loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection, a loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. When a loan is placed on nonaccrual status, the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectibility of the principal of or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

     On January 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These statements address the accounting and reporting by creditors for impairment of certain loans. In general, a loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except loans that are measured at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process. The effect of adopting SFAS 114 has not been material to the Company's balance sheet or statement of operations.

     Interest income is recognized on impaired loans in a manner similar to that of all loans. It is the Company's policy to place loans that are delinquent 90 days or more as to principal or interest on nonaccrual status unless secured and in the process of collection, and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.

     At December 31, 1996 and 1995 the Company's total recorded investment in impaired loans was $10,409,000 and $5,202,000 of which $708,000 and $3,515,000 relates to the recorded investment for which there is a related allowance for credit losses of $275,000 and $425,000 determined in accordance with these statements and $9,700,000 and $1,687,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these statements. At December 31, 1996, more than one half of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated cash flow.

     The average recorded investment in impaired loans during the year ended December 31, 1996 and 1995 was $10,662,000 and $5,196,000. The related amount of interest income recognized during the period that such loans were impaired was $218,000 and $187,000. No interest income was recognized using a cash-basis method of accounting during the period that the loans were impaired.

     As of December 31, 1996 and 1995 there were $9,878,000 and $4,201,000 of loans on which the accrual of interest had been discontinued. Interest due but excluded from interest income on loans placed on nonaccrual status was $499,000, $485,000 and $236,000 for the years ended December 31, 1996, 1995 and 1994.
Interest income received on nonaccrual loans was $438,000, $554,000 and $166,000 for the years ended December 31, 1996, 1995 and 1994.

     The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.


                                                                                     December 31,
                                                          -------------------------------------------------------------------
                                                            1996           1995           1994           1993           1992
                                                          -------------------------------------------------------------------
                                                                                (dollars in thousands)

Nonaccrual loans                                           $8,246         $4,201         $2,314         $3,964         $4,133
Accruing loans past due 90 days or more                     1,536             92          2,767            131             15
Restructured loans (in compliance with modified terms)        599            651            432            152            ---
                                                          -------------------------------------------------------------------
   Total nonperforming loans                               10,381          4,944          5,513          4,247          4,148
Other real estate owned                                     2,132            963          1,814          3,633          2,184
Other assets owned                                            668          1,249          1,133            250            ---
                                                          -------------------------------------------------------------------
   Total nonperforming assets                             $13,181         $7,156         $8,460         $8,130         $6,332
                                                          -------------------------------------------------------------------
                                                          -------------------------------------------------------------------

Nonperforming loans to total loans                           2.99%          1.34%          1.43%          2.02%         2.24%
Nonperforming assets to total assets                         2.64           1.28           1.34           1.72           1.94
Allowance for loan losses to nonperforming assets           53.41          70.39          68.40          64.07          68.22
Allowance for loan losses to nonperforming loans            67.82         101.88         104.97         122.65         104.15


     Nonperforming assets were $13,181,000, or 2.64% of total assets, as of December 31, 1996, compared to $7,156,000, or 1.28% of total assets, as of December 31, 1995.

     Nonperforming loans totaled $10,381,000 at December 31, 1996, consisting of $3,667,000 that were secured by residential real estate, $659,000 secured by commercial real estate and the remaining $6,055,000 were either unsecured or collateralized by various business assets, other than real estate.

     Other real estate owned totaled $2,132,000 at December 31, 1996, consisting of $1,010,000 in commercial real estate properties and $1,122,000 in residential properties. Other assets owned were contract receivable rights and repossessed personal property valued at $668,000.

     In addition to the above mentioned assets, management of the Company has identified approximately $4.6 million in potential nonperforming loans, as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

     The following table provides certain information for the years indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


                                                                                 Year Ended December 31,
                                                           ------------------------------------------------------------------
                                                            1996           1995           1994           1993           1992
                                                           ------         ------         ------         ------         ------
                                                                                      (in thousands)

Balance at beginning of period                             $5,037         $5,787         $5,209         $4,320         $2,441
                                                           ------------------------------------------------------------------
Charge-offs:
  Residential real estate mortgage:                           741            304            434            334            324
  Commercial real estate mortgage                             244             14             57             55             34
  Commercial                                                2,517          1,985            593            347            473
  Real estate construction                                    725            ---             32            ---             51
   Installment and other                                      337            147             86             91             79
                                                           ------------------------------------------------------------------
    Total charge-offs                                       4,564          2,450          1,202            827            961
                                                           ------------------------------------------------------------------

Recoveries:
  Residential real estate mortgage                              2             25             39             12            ---
  Commercial real estate mortgage                               5            ---              3             25            ---
  Commercial                                                  252             84              8            ---            101
  Installment and other                                        46              1              1            ---              3
                                                           ------------------------------------------------------------------
    Total recoveries                                          305            110             51             37            104
                                                           ------------------------------------------------------------------

Net charge-offs                                             4,259          2,340          1,151            790            857
Reserves acquired from Lake                                   ---            ---            ---            ---            464
Reserves acquired from Codding                                ---            ---            634            ---            ---
Provision for loan losses                                   6,262          1,590          1,095          1,679          2,272
                                                           ------------------------------------------------------------------
Balance at end of period                                   $7,040         $5,037         $5,787         $5,209         $4,320
                                                           ------------------------------------------------------------------
                                                           ------------------------------------------------------------------

Net charge-offs during the year to average loans             1.22%           .60%           .40%           .40%           .53%
Allowance for loan losses to total loans                     2.03           1.37           1.50           2.48           2.33
Allowance for loan losses to nonperforming loans            67.82         101.88         104.97         122.65         104.15


     Net charge-offs increased by $1,919,000 to $4,259,000 in 1996 primarily due to $1,407,000 in charge-offs related primarily to three separate borrowers.

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

     It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover anticipated charge-offs, and management believes that the allowance at December 31, 1996 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

     The provision for loan losses reflects an accrual sufficient to cover projected probable charge-offs and the maintenance of the allowance at a level deemed adequate to absorb potential future losses.

     The table below sets forth the allocation of the allowance for loan losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed.

     Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans and undisbursed commitments. The allocation below should not be interpreted as an indication of the specific amounts or loan categories in which future charge-offs may occur.


                                                                         December 31,
                              --------------------------------------------------------------------------------------------------
                                 1996                1995                1994                1993                1992
                              --------------------------------------------------------------------------------------------------
                               Allowance   % of    Allowance   % of    Allowance   % of    Allowance   % of    Allowance   % of
                              for Losses   Loans  for Losses   Loans  for Losses   Loans  for Losses   Loans  for Losses   Loans
                              --------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)

Residential real
 estate mortgage                $1,522       37%    $1,922       45%    $2,231       57%    $1,770       49%    $1,346       45%
Commercial real
 estate mortgage                   809       23        664       18        728       16        455       17        318       13
Commercial                       1,753       15      1,082       17      1,441       17      1,488       23      1,294       26
Real estate construction         2,076       24      1,210       19        723        9        702       10        504       11
Installment and other              231        1        118        1        336        1        119        1        227        5
Unallocated                        649      ---         41      ---        328      ---        675      ---        631      ---
                              --------------------------------------------------------------------------------------------------
Total                           $7,040      100%    $5,037      100%    $5,787      100%    $5,209      100%    $4,320      100%
                              --------------------------------------------------------------------------------------------------
                              --------------------------------------------------------------------------------------------------

ASSET/LIABILITY MANAGEMENT

     The fundamental objective of the Company's management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The principal sources of asset liquidity are federal funds sold and loans held for sale. Secondary sources of liquidity are loan repayments, investments available for sale, maturing investments, and investments that can be used as collateral for other borrowings. At
December 31, 1996, the Company had $25,212,000 in federal funds sold and $29,487,000 in loans held for sale. Total investments were $52,633,000, of which $15,750,000 were pledged.

     Liability-based liquidity includes interest-bearing and noninterest bearing retail deposits, which are a relatively stable source of funds, time deposits from financial institutions throughout the United States, federal funds purchased, and other short-term and long-term borrowings, some of which are collateralized. The Company obtains collateralized FHLB advances solely through Allied. Management uses FHLB advances as part of its funding strategy because the rates paid for those advances are generally lower than the rates paid on deposits. FHLB advances must be collateralized by the pledging of qualified mortgage loans of Allied. Allied's FHLB borrowing limitation at December 31, 1996 was $45 million compared to $80 million at December 31, 1995. At December 31, 1996, Allied had $4,000,000 in FHLB advances outstanding, as compared to $23,000,000 at December 31, 1995. As an integral part of its funding strategy, the Company will consider alternatives to FHLB advances while seeking to increase its maximum borrowing limits from the FHLB as Allied's total assets increase from time to time. There is no assurance, however, that the Company will be able to continue to obtain additional increases in its FHLB borrowing authority, or that the rates paid on such advances will be advantageous in the future. If additional increases are not obtained, the Company's cost of funds could increase, as the Company may be required to raise interest rates offered on deposit programs in order to retain deposits in both the retail and wholesale markets to fund its mortgage banking operations.

     Time deposits from other financial institutions totaled $16.1 million, or 4% of total deposits, at December 31, 1996, a decrease of $31.8 million from the $47.9 million recorded at December 31, 1995, which amounted to 10% of total deposits at that time. These deposits are used to supplement liquidity when the Company determines that deposits from local sources would be more expensive. The Company is able to retain such deposits at favorable rates when desired. The volume of these deposits are dependent on anticipated mortgage origination volumes.

     The following table sets forth, as of December 31, 1996, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.


                                                        After Three     After Six      After One
                                           Within       Months But     Months But      Year But
                                            Three       Within Six       Within         Within       After Five
                                           Months         Months        One year      Five Years        Years          Total
                                          -----------------------------------------------------------------------------------
                                                                 (dollars in thousands)


EARNING ASSETS:
Federal funds sold                         $25,212        $ ---          $ ---         $  ---          $ ---          $25,212
Investment securities and other              2,312          ---            2,032         20,887         27,717         52,948
Mortgage loans held for sale                29,487          ---            ---            ---            ---           29,487
Loans                                      146,926         64,654         42,036         29,300         64,498        347,414
                                          -----------------------------------------------------------------------------------
Total earning assets                       203,937         64,654         44,068         50,187         92,215        455,061
                                          -----------------------------------------------------------------------------------

INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts      156,453          ---            ---            ---            ---          156,453
Time deposits                               83,136         47,696         53,361         23,990          ---          208,183
Other borrowings                            10,167             83             57          ---            ---           10,307
Subordinated notes                           ---            ---            ---            ---           12,000         12,000
                                          -----------------------------------------------------------------------------------
Total interest-bearing liabilities         249,756         47,779         53,418         23,990         12,000        386,943
                                          -----------------------------------------------------------------------------------

Interest rate sensitivity gap             ($45,819)       $16,875        ($9,350)       $26,197        $80,215        $68,118
                                          -----------------------------------------------------------------------------------
                                          -----------------------------------------------------------------------------------
Cumulative interest rate sensitivity
 gap                                      ($45,819)      ($28,944)      ($38,294)      ($12,097)       $68,118
                                          --------------------------------------------------------------------
                                          --------------------------------------------------------------------
Interest rate sensitivity gap ratio            .82           1.35            .82           2.09           7.68

Cumulative interest rate sensitivity
 gap ratio                                     .82            .90            .89            .97           1.18


     The Company's gap position is substantially dependent upon the volume of mortgage loans held for sale and held in the portfolio. These loans generally have maturities greater than five years; however, mortgage loans held for sale are generally sold within 5 to 60 days of funding and therefore are classified in the above table as repricing within three months. The Company enters into commitments to sell such loans on a forward basis, usually within 30 to 60 days. The amount of loans held for sale and the amount of forward commitments can fluctuate significantly from period to period. Additionally, interest-bearing transaction accounts, which consist of money market, demand and savings deposit accounts, are classified as repricing within three months. Some of these deposits may be repriced at management's option, and therefore a decision not to reprice such deposits could significantly alter the Company's net interest margin.

     Management expects that, in a declining rate environment, the Company's net interest margin would be expected to decline, and, in an increasing rate environment, the Company's net interest margin would tend to increase. The Company has experienced greater mortgage lending activity through mortgage refinancings and financing new home purchases as rates declined, and may increase its net interest margins in an increasing rate environment if more traditional commercial bank lending becomes a higher percentage of the overall earning assets mix. There can be no assurance, however, that under such circumstances the Company will experience the described relationships to declining or increasing interest rates. In 1994, the net interest margin decreased due to higher funding costs associated with mortgage originations. This was coupled with teaser rates on new fundings, the flattened yield curve and the increase in funding from FHLB advances rather than deposits, all of which caused the net interest margin to decline.

     The following table shows the maturity distribution of the Company's commercial and real estate construction loans outstanding as of December 31, 1996, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

                                                  After One
                                       Within      Through  After Five
                                      One Year   Five Years    Years    Total
                                      ----------------------------------------
                                                    (in thousands)

Commercial                             $25,980     $21,265    $6,328   $53,573
Real estate construction                80,307       3,892       318    84,517
                                      ----------------------------------------
  Total                               $106,287     $25,157    $6,646  $138,090
                                      ----------------------------------------
                                      ----------------------------------------

Loans with fixed interest rates        $75,829     $11,839    $2,204   $89,872
Loans with variable interest rates      30,458      13,318     4,442    48,218
                                      ----------------------------------------
  Total                               $106,287     $25,157    $6,646  $138,090
                                      ----------------------------------------
                                      ----------------------------------------

LIQUIDITY

     Redwood's primary source of liquidity is dividends from its financial institution subsidiaries. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses. It is the Company's general policy to retain liquidity at the parent at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of December 31, 1996, Redwood held $2,178,000 in deposits at its subsidiaries and a $3,000,000 subordinated note issued by NBR.

     Beginning with the fourth quarter of 1992, Redwood paid a quarterly dividend of $.03 per share of Common Stock. In the fourth quarter of 1993, this dividend was increased to $.035 per share. In the fourth quarter of 1994 the dividend was suspended. In addition, Redwood pays quarterly dividends of 7.8% on $5,750,000 of its preferred stock and interest at 8.5% on $12,000,000 of subordinated debentures issued in 1993. Payment of these obligations is dependent on dividends from NBR and Allied. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR and Allied to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR or Allied became undercapitalized. If NBR or Allied are restricted from paying dividends, Redwood could be unable to pay the above obligations. No assurance can be given as to the ability of Redwood's subsidiaries to pay dividends to Redwood.

     In the fourth quarter of 1994, Redwood received a dividend of $200,000 from NBR and $400,000 from Allied. During 1995, NBR and Allied declared dividends of $860,000 and $227,000 respectively. During 1996, NBR and Allied declared dividends of $215,000 and $2,227,000 respectively. Management believes that at December 31, 1996 the Company's liquidity position was adequate for the operations of Redwood and its subsidiaries for the foreseeable future.

     Although each entity within the consolidated group manages its own liquidity, the Company's consolidated cash flows can be divided into three distinct areas; operating, investing and financing. For the year ended December 31, 1996 the Company received $105,240,000 in cash flows from operations while using $55,457,000 and $59,450,000 in investment and financing activities, respectively. Although the Company experienced a decline in cash and cash equivalents of $9,667,000 for the year ended December 31, 1996, such balance was unusually high at December 31, 1995 due to proceeds of $20.9 million from a security sale not being received prior to 1995 year end but treated as a cash equivalent due to short term settlement date.

CAPITAL

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

     The Company and each of its principal subsidiaries are required to maintain minimum capital ratios defined by various federal government regulatory agencies. The FRB, the OCC and the OTS have each established capital guidelines, which include minimum capital requirements. The regulations impose three sets of standards: a "risk-based", "leverage" and "tangible" capital standard.

     Under the risk-based capital standard, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight. This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity and noncumulative preferred stock) and "Tier 2" capital (defined as principally comprising the allowance for loan losses and subordinated debt). At December 31, 1994, 1995 and 1996, the Company and its subsidiaries were required to maintain a total risk-based capital ratio of 8%, including a Tier 1 capital ratio of at least 4%.

     Under the leverage capital standard, an institution must maintain a specified minimum ratio of Tier 1 capital to total assets, with the minimum ratio ranging from 4% to 6%. The minimum core ratio for Allied is 3% and is based on period end assets while the leverage ratio for the Company and NBR is based on average assets for the quarter. Allied is subject to a minimum tangible capital ratio of 1.5% of adjusted total assets.

     NBR and Allied maintain insurance on its customer deposits with the Federal Deposit Insurance Corporation ("FDIC"). The FDIC manages the Bank Insurance Fund ("BIF"), which insures deposits of commercial banks such as NBR, and the Savings Association Insurance Fund ("SAIF"), which insures deposits of savings associations such as Allied. FDICIA mandated that the two funds maintain reserves at 1.25% of their respective federally insured deposits.

     The table below shows the capital ratios for the Company and its subsidiaries at December 31, 1996.

                                            Company        NBR        Allied
                                            --------------------------------

Total capital to risk based assets           12.11%       12.28%      10.68%
Tier 1 capital to risk based assets           7.63         9.40        9.42
Leverage ratio                                5.45         6.87         N/A
Tangible and core ratio                        N/A          N/A        7.05

     In addition to these capital guidelines, the Federal Deposit Insurance Act of 1991 required each federal banking agency to implement a regulatory framework for prompt corrective actions for insured depository institutions that are not adequately capitalized. The FDIC, OCC and OTS have adopted regulations which became effective on December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDIC Improvement Act of 1991. The regulations establish five capital categories with the following characteristics:

                                           Total         Tier 1
                                           risk-          risk-
                                           based          based      Leverage
                                          capital        capital       ratio
                                           ratio          ratio
                                        --------------------------------------

"WELL CAPITALIZED" - the institution    at least 10%  at least 6%  at least 5%
is not subject to an order,
written agreement, capital
directive or prompt corrective
action directive

"ADEQUATELY CAPITALIZED" - the          at least 8%   at least 4%  at least 4%
institution does not meet the
definition of a well-capitalized
institution

"UNDERCAPITALIZED"- the                 less than 8%  less than 4% less than 4%
institution's capital level fails
to meet the minimum levels

"SIGNIFICANTLY UNDERCAPITALIZED" -      less than 6%  less than 3% less than 3%
the institution's capital level is
significantly below the minimum
levels

"CRITICALLY UNDERCAPITALIZED" -
the institution has a ratio of
tangible equity to total assets of
2% or less

     The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any of the three "undercapitalized" categories, such as the declaration of the dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions which are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include: (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include: (1) requirements to segment capital; (2) restriction upon affiliate transactions; (3) restrictions upon deposit-gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purpose of the regulations.

     Under the most stringent capital requirement, the Company has approximately $7,570,000 in excess capital before it becomes under-capitalized. Similarly, Allied has approximately $4,121,000 and NBR has $7,904,000 in excess capital.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

     The following consolidated financial statements of Redwood and its subsidiaries, and independent auditors' report included in the Annual Report of Redwood to its shareholders for the years ended December 31, 1996, 1995 and 1994.

                                                                            Page

Independent Auditors' Report                                                 58
Consolidated Financial Statements of Redwood Empire Bancorp
  Consolidated Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994                                      59
  Consolidated Balance Sheets December 31, 1996 and 1995                     60
  Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 1996, 1995 and 1994                                      61
  Consolidated Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                                      62
  Notes to Consolidated Financial Statements                                 64

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Redwood Empire Bancorp
Santa Rosa, California

We have audited the accompanying consolidated balance sheets of Redwood Empire Bancorp and subsidiaries (Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Redwood Empire Bancorp and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for originated mortgage servicing rights effective January 1, 1995 to conform with Statement of Financial Accounting Standards No. 122.


Deloitte & Touche LLP

Sacramento, California
February 3, 1997

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                                                          Year Ended December 31,
                                                                              -----------------------------------------------
                                                                                1996                1995                1994
                                                                              -------             -------             -------

Interest income:
  Interest and fees on loans                                                  $41,469             $42,469             $35,454
  Interest on investment securities                                             3,120               3,187               1,381
  Interest on federal funds sold                                                1,028               1,581               1,006
  Interest on time deposits due from financial institutions                       167                 137                 164
                                                                              -------             -------             -------
Total interest income                                                          45,784              47,374              38,005

Interest expense:
  Interest on deposits                                                         19,927              22,730              14,918
  Interest on other borrowings                                                  1,601               3,841               4,617
  Interest on subordinated notes                                                1,115               1,100               1,131
                                                                              -------             -------             -------
Total interest expense                                                         22,643              27,671              20,666
                                                                              -------             -------             -------

Net interest income                                                            23,141              19,703              17,339
Provision for loan losses                                                       6,262               1,590               1,095
                                                                              -------             -------             -------

Net interest income after provision for loan losses                            16,879              18,113              16,244
                                                                              -------             -------             -------

Other operating income:
  Service charges on deposit accounts                                           1,224               1,148               1,009
  Merchant draft processing, net                                                1,849               1,505               1,168
  Loan servicing income                                                         1,619               1,625               1,943
  Net realized gains (losses) on sale of investment
    securities available for sale                                                  (3)                386                 (24)
  Gain on sale of loans and loan servicing                                     12,328              10,195               5,448
  Other income                                                                  2,553               1,716               1,341
                                                                              -------             -------             -------
Total other operating income                                                   19,570              16,575              10,885
                                                                              -------             -------             -------

Other operating expense:
  Salaries and employee benefits                                               17,151              14,368              14,147
  Occupancy and equipment expense                                               5,604               5,544               5,025
  Restructuring charge                                                          2,357                (456)              2,409
  Other                                                                        13,834               9,560              10,442
                                                                              -------             -------             -------
Total other operating expense                                                  38,946              29,016              32,023
                                                                              -------             -------             -------

(Loss) income before income taxes                                              (2,497)              5,672              (4,894)
(Benefit) provision for income taxes                                           (1,011)              2,359              (1,859)
                                                                              -------             -------             -------

Net (loss) income                                                              (1,486)              3,313              (3,035)
Dividends on preferred stock                                                      449                 336                 448
                                                                              -------             -------             -------
Net (loss) income available for common stockholders                           ($1,935)             $2,977             ($3,483)
                                                                              -------             -------             -------
                                                                              -------             -------             -------

Earnings per common and common equivalent share:
   Primary net (loss) income per share                                          ($.71)              $1.11              ($1.31)
   Fully diluted net (loss) income per share                                     (.71)               1.04               (1.31)

Dividends per common share                                                        ---                 ---                .105


See Notes to Consolidated Financial Statements.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except per share data)



                                                                                               December 31,        December 31,
                                                                                                   1996                1995
                                                                                               ------------        ------------

Assets:
Cash and due from banks                                                                           $20,261             $24,312
Federal funds sold                                                                                 25,212               9,969
Due from broker                                                                                       ---              20,859
                                                                                                 --------            --------
  Cash and cash equivalents                                                                        45,473              55,140

Interest bearing deposits due from financial institutions                                             315                 417
Investment securities:
  Held to maturity, at cost (market value: 1996 - $19,097, 1995 - $6,528)                          18,781               6,528
  Available for sale, at market (cost: 1996 - $33,935, 1995 - $37,195)                             33,852              37,436
                                                                                                 --------            --------
    Total investment securities                                                                    52,633              43,964
Mortgage loans held for sale                                                                       29,487              62,620
Loans:
    Portfolio loans                                                                               347,414             368,224
    Less allowance for loan losses                                                                 (7,040)             (5,037)
                                                                                                 --------            --------
        Net loans                                                                                 340,374             363,187

Premises and equipment, net                                                                         4,049               6,561
Mortgage servicing rights, net                                                                        582               5,970
Other real estate owned                                                                             2,132                 963
Cash surrender value of life insurance                                                              2,814               4,363
Other assets and interest receivable                                                               21,607              14,725
                                                                                                 --------            --------
          Total Assets                                                                           $499,466            $557,910
                                                                                                 --------            --------
                                                                                                 --------            --------

Liabilities and Shareholders' Equity:
Deposits:
  Noninterest bearing demand deposits                                                             $71,814             $65,602
  Interest bearing transaction accounts                                                           156,453             129,436
  Time deposits $100,000 and over                                                                  75,411             139,979
  Other time deposits                                                                             132,772             123,376
                                                                                                 --------            --------
    Total deposits                                                                                436,450             458,393

Other borrowings                                                                                   10,307              47,871
Other liabilities and interest payable                                                             10,977               8,061
Subordinated notes                                                                                 12,000              12,000
                                                                                                 --------            --------
          Total Liabilities                                                                       469,734             526,325
                                                                                                 --------            --------

Shareholders' Equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding 575,000 shares; liquidation
     preference of $10.00 per share                                                                 5,750               5,750
  Common stock, no par value; authorized 10,000,000 shares; issued
      and outstanding: 1996 - 2,748,652 shares, 1995 - 2,679,227 shares                            19,281              18,728
  Retained earnings                                                                                 5,032               6,967
  Unrealized gain (loss) on investment securities carried as, or transfered from, available for sale, net of income
      taxes (1996 - ($240); 1995 - $101)                                                             (331)                140
                                                                                                 --------            --------
          Total Shareholders' Equity                                                               29,732              31,585
                                                                                                 --------            --------

      Total Liabilities and Shareholders' Equity                                                 $499,466            $557,910
                                                                                                 --------            --------
                                                                                                 --------            --------



See Notes to Consolidated Financial Statements.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                                                                                       Unrealized
                                                                                                     gain (loss) on
                                                                                                       investment
                                                                                                       securities
                                                         Preferred       Common        Retained         available
                                                           Stock          Stock        Earnings         for sale        Total
-----------------------------------------------------------------------------------------------------------------------------

Balances, January 1, 1994                                  $5,750        $18,119         $7,746           ($39)       $31,576
Stock options exercised                                                      490                                          490
Cash dividends declared - preferred                                                        (448)                         (448)
Cash dividends declared - common                                                           (273)                         (273)
Unrealized loss on investment
   securities available for sale, net of
   income taxes                                                                                           (116)          (116)
Net loss                                                                                 (3,035)                       (3,035)
                                                         ---------------------------------------------------------------------
Balances, December 31, 1994                                 5,750         18,609          3,990           (155)        28,194
Stock options exercised                                                      119                                          119
Cash dividends declared - preferred                                                        (336)                         (336)
Unrealized gain on investment
  securities available for sale, net of
  income taxes                                                                                             295            295
Net income                                                                                3,313                         3,313
                                                         ---------------------------------------------------------------------
Balances, December 31, 1995                                 5,750         18,728          6,967            140         31,585
Stock options exercised                                                                     553                           553
Cash dividends declared - preferred                                                        (449)                         (449)
Unrealized loss on investment
  securities carried as, or transfered from,
  available for sale, net of income taxes                                                                 (471)          (471)
Net loss                                                                                 (1,486)                       (1,486)
                                                         ---------------------------------------------------------------------
Balances, December 31, 1996                                $5,750        $19,281         $5,032          ($331)       $29,732
                                                         ---------------------------------------------------------------------
                                                         ---------------------------------------------------------------------



See Notes to Consolidated Financial Statements.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                         Year ended December 31,
                                                                              1996                1995                1994
                                                                           ----------          ----------          ----------

Cash flows from operating activities:

Net (loss) income                                                             ($1,486)             $3,313             ($3,035)
                                                                           ----------          ----------          ----------
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                            2,500               2,559                 268
  Deferred taxes                                                               (2,334)               (709)                664
  Net realized losses (gains) on securities available for sale                      3                (386)                 24
  Loans originated for sale                                                (1,381,133)           (848,236)         (1,089,567)
  Proceeds from sale of loans held for sale                                 1,492,795             887,249           1,080,249
  Gain on sale of loans and loan servicing                                    (12,328)            (10,195)             (5,448)
  Provision for loan losses                                                     6,262               1,590               1,095
  Change in cash surrender value of life insurance                             (2,071)               (169)                513
  Change in other assets and interest receivable                                3,520               2,658              (4,238)
  Change in other liabilities and interest payable                               (916)               (829)              1,517
  Noncash restructuring charge                                                  2,260                (456)              2,035
  Other, net                                                                   (1,832)             (1,936)                359
                                                                           ----------          ----------          ----------
  Total adjustments                                                           106,726              31,140             (12,529)
                                                                           ----------          ----------          ----------
  Net cash provided by (used in) operating activities                         105,240              34,453             (15,564)
                                                                           ----------          ----------          ----------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                                              ---                 ---               5,318
  Net increase in loans                                                       (55,729)            (30,602)           (108,401)
  Proceeds from sale of loans in portfolio                                      4,168              91,229               6,467
  Purchases of investment securities available for sale                       (31,235)            (51,438)            (16,712)
  Purchases of investment securities held to maturity                            (207)            (20,215)             (9,286)
  Sales of investment securities available for sale                             4,918              31,481               4,177
  Maturities of investment securities available for sale                       13,500              21,000               9,100
  Maturities of investment securities held to maturity                          4,012              18,811               5,122
  Premises and equipment, net                                                    (884)             (1,096)             (4,654)
  Sale (purchase) of mortgage servicing rights                                  3,281                (101)             (5,817)
  Change in interest bearing deposits due from financial institutions             102                  95               4,502
  Proceeds from sale of other real estate owned                                 2,617               3,328               2,372
                                                                           ----------          ----------          ----------
    Net cash provided by (used in) investing activities                       (55,457)             62,492            (107,812)
                                                                           ----------          ----------          ----------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                            6,743              17,181              (4,483)
  Change in interest bearing transaction accounts                              26,487               8,580              (5,879)
  Change in time deposits                                                     (55,173)            (36,376)             84,778
  Change in other borrowings                                                  (37,564)            (64,204)             41,739

  Issuance of stock                                                               506                 108                 425
  Dividends paid                                                                 (449)               (448)               (810)
                                                                           ----------          ----------          ----------
    Net cash used in financing activities                                     (59,450)            (75,159)            115,770
                                                                           ----------          ----------          ----------

Net change in cash and cash equivalents                                        (9,667)             21,786              (7,606)
Cash and cash equivalents at beginning of period                               55,140              33,354              40,960
                                                                           ----------          ----------          ----------
Cash and cash equivalents at end of period                                    $45,473             $55,140             $33,354
                                                                           ----------          ----------          ----------
                                                                           ----------          ----------          ----------


                                                          (Continued)




                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Continued)


                                                                                         Year ended December 31,
                                                                              1996                1995                1994
                                                                           ----------          ----------          ----------

Supplemental Disclosures:

Cash paid during the period for:
  Income taxes                                                                 $2,730              $2,661                $582
  Interest expense                                                             23,166              27,547              20,086

Noncash investing and financing activities:
  Transfer from loans to other real estate owned                                4,263               2,434               1,853
  Transfer from loans to other assets owned                                       ---                 ---               1,344
  Loans to facilitate sale of other real estate owned                             350                 485                 910
  Transfer from mortgage loans held for sale to loans                          59,000              15,000              45,443

  Transfer of investment securities from held to maturity
    to available for sale                                                         ---              20,709                 ---
  Transfer of investment securities from available for sale
    to held to maturity                                                        17,193                 ---                 ---

Components of cash acquired in acquisitions:
  Fair value of assets, net of cash acquired                                      ---                 ---              37,906
  Liabilities assumed                                                             ---                 ---              43,224
  Acquisitions, net of cash acquired                                              ---                 ---               5,318


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF BUSINESS

Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California, and operating in California, Oregon and Washington. Its wholly-owned subsidiaries are National Bank of the Redwoods("NBR"), a national bank chartered in 1985 and Allied Bank, F.S.B., ("Allied"), a federal savings bank chartered in 1986. The Company's business strategy involves two principal business activities, commercial banking and mortgage lending which are conducted through NBR and Allied, respectively.

NBR provides its commercial banking services through five retail branches located in Sonoma County, California and one retail branch located in Mendocino County, California. Loan services at NBR are generally extended to professionals and to businesses with annual revenues of less than $10 million. Commercial loans are primarily for working capital, asset acquisition and commercial real estate. NBR's targeted commercial banking market area includes
the California counties north of San Francisco.   NBR generates noninterest
income through merchant draft processing by virtue of its status as a Principal Bank of Visa/MasterCard. As a Preferred Lender under the Small Business Administration ("SBA") Loan Guarantee Program, NBR generates noninterest income through premiums received on the sale of the guaranteed portions of SBA loans and the resulting on-going servicing income on its SBA portfolio. In November 1994, NBR acquired Codding Bank, a California-chartered bank headquartered in Sonoma County, California. In connection with the acquisition, NBR added two branches and approximately $42 million in assets. In October, 1994 NBR also opened a new branch in Mendocino County, California.

The Company's residential mortgage lending business has been conducted primarily through Allied. Allied originates one-to-four family residential mortgage loans which predominantly conform to the underwriting standards set by Fannie Mae, Freddie Mac or other institutional mortgage conduits. These loans are commonly referred to as "A paper" loans and are acquired by Allied on a wholesale basis, through mortgage brokers, or retail basis through Allied's own retail loan officers. Allied also originates mortgage loans through its Allied Diversified Credit ("ADC") division that do not comply with all standards established by Fannie Mae or Freddie Mac. These loans are commonly referred to as "Sub Prime" loans and are acquired by ADC on a wholesale and retail basis. Substantially all mortgage loan originations are packaged and sold into the secondary market. Allied sells substantially all the servicing rights on the mortgage loans it sells and from time to time may purchase mortgage loan servicing rights from other companies, thereby generating ongoing servicing fees. In addition, Allied originates construction loans for its portfolio.

Allied's principal targeted mortgage banking territory includes Northern and Central California and Oregon and Washington State. These areas are served by four loan production offices located in Santa Rosa and San Jose, California. To fund its lending activities Allied maintains depository branches in Santa Rosa, Ukiah and Lakeport, California. In the fourth quarter of 1996 Allied significantly curtailed its A paper wholesale mortgage loan production. As a result of this action the company's future mortgage loan production revenue and expenses will be significantly reduced from historic levels.

In November 1996 the Board of Directors voted to merge Allied into NBR. The proposed combination of the two wholly-owned subsidiaries of Redwood Empire Bancorp will be structured as a merger transaction wherein Allied will be merged into NBR with NBR as the surviving bank. As a result of the merger, the surviving bank, NBR, will assume all of Allied's rights and obligations. Allied will cease to exist as a federally chartered savings institution upon the merger of Allied and National Bank of the Redwoods. On February 3, 1997 NBR received approval for the merger from the Office of the Comptroller of the Currency. The merger is expected to be consummated by the end of first quarter in 1997. In connection with this matter and the reduction in A paper wholesale lending, the Company has recorded a restructuring charge of $2,357,000. See Note S.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practice within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the more significant policies follows:


BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Redwood Empire Bancorp and its wholly-owned subsidiaries, National Bank of the Redwoods and Allied Bank, F.S.B. All material intercompany transactions and accounts have been eliminated.

Certain reclassifications to the 1995 and 1994 financial statements were made to conform to the 1996 presentation.

For the purpose of the statements of cash flows, cash and cash equivalents have been defined as cash, demand deposits with correspondent banks, cash items in transit, federal funds sold and amounts due from broker, (which in 1995 represents a mortgage-backed security traded but not settled), with original maturities of 90 days or less at date of acquisition.


INVESTMENT SECURITIES

Securities held to maturity are carried at cost adjusted by the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these investment securities to maturity. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Available for sale securities are recorded at market value and unrealized gains or losses, net of income taxes, are included in shareholders' equity. Gain or loss on sale of investment securities is based on the specific identification method.


LOANS AND THE ALLOWANCE FOR LOAN LOSSES

Loans are stated at the principal balance outstanding net of allowance for loan losses and deferred loan fees. Loan fees net of certain related direct costs to originate loans are deferred and amortized over the contractual life of the loan using a method approximating the interest method. Loan fees and direct costs related to the origination of loans held for sale are recognized as a component of gain or loss on sale of mortgage loans when the related loans are sold.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated and is based on management's continual evaluation of the economic climate and other factors
related to the collectability of loan balances.   The factors considered by
management include growth and composition of the loan portfolio, overall portfolio quality, review of specific problem loans, historical loss rates and current economic conditions that may affect the borrower's ability to pay. The actual results could differ significantly from management's estimates. The allowance for loan losses is increased by provisions charged to operations and reduced by loan charge-offs net of recoveries. A loan charge-off is recorded when a loan has been determined by management to be uncollectable.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These statements address the accounting and reporting by creditors for impairment of certain loans. In general, a loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except loans that are measured at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Management measures all loans individually for impairment as part of the Company's normal internal asset review process. The effect of adopting SFAS 114 was not material to the Company's financial position or results of operations.

Interest income is recognized on impaired loans in a manner similar to that of all loans. It is the Company's policy to place loans that are delinquent 90 days or more as to principal or interest on nonaccrual status unless secured and in the process of collection, and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.

The Company originates loans to customers under a Small Business Administration
(SBA) program that generally provides for SBA guarantees of 70% to 85% of each loan. The Company generally sells the guaranteed portion of each loan to a third party and retains the unguaranteed portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value, through retention of an ongoing rate differential less a normal service fee (excess servicing fee) between the rate paid by the borrower to the Company and the rate paid by the Company to the purchaser, or both.

To calculate the gain or loss on the sale, the Company's investment in an SBA loan is allocated among the retained portion of the loan, excess servicing retained and the sold portion of the loan, based on the relative fair market value of each portion. The gain on the sold portion of the loan is recognized currently. The excess servicing fees are reflected as an asset which is amortized over an estimated life using a method approximating the interest method; in the event future prepayments are significant and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization would be recognized. SBA loans held for sale are carried at the lower of cost or estimated market value, determined on an aggregate basis.


OTHER REAL ESTATE OWNED

Property acquired by the Company through foreclosure is recorded at the lower of estimated fair value less estimated selling costs (fair value) or the carrying value of the related loan at the date of foreclosure. At the time the property is acquired, if the fair value is less than the loan amounts outstanding, any difference is charged against the allowance for loan losses. After acquisition, valuations are periodically performed and, if the carrying value of the property exceeds the fair value, a valuation allowance is established by a charge to operations. Subsequent increases in the fair value may reduce or eliminate the allowance.

Operating costs on foreclosed real estate are expensed as incurred. Costs incurred for physical improvements to foreclosed real estate are capitalized if the value is recoverable through future sale.

MORTGAGE BANKING ACTIVITIES

The Company sells residential mortgage loans to a variety of secondary market
investors, including Freddie Mac and Fannie Mae.   Gains or losses on the sale
of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Mortgage loans held for sale are carried at the lower of cost or market value as determined by outstanding commitments from investors, indicators of value obtained by management from independent third parties, current investor yield requirements calculated on an aggregate loan basis and the market value of its hedging instruments. Valuation adjustments are charged against the gain or loss on sale of mortgage loans.

In order to minimize the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("committed pipeline"), the Company utilizes various financial instruments, including derivatives. These instruments involve, to varying degrees, elements of credit and interest-rate risk. All of the Company's derivative financial instruments are held or issued for purposes other than trading.

These instruments include forward sales of mortgage-backed securities ("MBS") and options to sell or buy mortgage-backed or U.S. treasury securities. Unrealized gains and losses resulting from changes in the market value of uncommitted mortgage loans and interest rate locks and open hedge positions are netted. Any net unrealized gain that results is deferred; any net unrealized loss that results is recognized currently. Hedging gains and losses realized before the hedged loans are sold are deferred. Unrealized or realized hedging losses are recognized currently if deferring such losses would result in mortgage loans held for sale and the interest rate locks being valued in excess of their estimated net realizable value.

Option premiums paid for purchased put or call options are amortized on a straight-line basis over the life of the option. Premiums paid are included in the carrying values of the related hedged items for purposes of determining lower of cost or market.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights," an amendment of SFAS No. 65 in May 1995. SFAS No. 122 requires a mortgage banking enterprise that purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights to allocate the cost of the mortgage loans based on the relative fair values of the mortgage loans and mortgage servicing rights at the date of purchase or origination. Prior to the adoption of SFAS No. 122, originated mortgage servicing rights were not recognized for financial statement purposes with the entire cost of the mortgage loan being allocated to the loan.

The Company early adopted SFAS No. 122 on January 1, 1995 as permitted. The effect of adoption on the 1995 statement of operations was to increase gain on sale of loans by $1,830,000 and net income by $857,000 ($.27 per fully-diluted share). SFAS No. 122 prohibited the restatement of results for prior years.

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The Company evaluates impairment of its mortgage servicing rights quarterly. Impairment is measured on a disaggregated basis using the state of origination as the predominant risk characteristic with respect to originated mortgage servicing rights. Impairment of purchased mortgage servicing rights is measured based on discrete acquisitions. Any impairment is calculated as the difference between fair value and amortized cost by stratum. Fair value is estimated on a loan by loan basis using market prices under comparable servicing sale contracts, when available or, using a cash flow model with current assumptions with respect to prepayments, servicing costs and
other significant factors.   Impairment is recognized through a valuation
allowance by stratum. Such estimates may vary from the actual remaining cash flows due to unanticipated prepayments of the underlying mortgage loans and increases in servicing costs. The Company's carrying values of purchased mortgage servicing rights do not purport to represent the amount that would be realizable by a sale of these assets in the open market.


OFF BALANCE SHEET RISK

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, forward contracts to sell mortgage-backed securities and written options. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company manages credit risk with respect to MBS, and options to sell or buy mortgage-backed or U.S. treasury securities by entering into agreements with entities approved by senior management and the Board of Directors. These entities include Wall Street firms having primary dealer status. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts to sell mortgage-backed securities and written options, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts through credit approvals, limits and monitoring procedures.

A listing of financial instruments whose contract amounts represent credit risk and financial instruments whose contract amounts exceed the amount of credit risk is as follows:

                                                   Contract or notional amount
                                                      1996            1995
                                                   ------------   ------------

Financial instruments whose contract amounts
 represent credit risk:
  Commitments to extend credit                     $108,179,000   $152,011,000
  Standby letters of credit                           2,462,000      1,372,000

Financial instruments whose contract amounts
 exceed the amount of credit risk:
  Forward contracts                                  27,063,000     12,770,000
  Written Options                                           ---    100,000,000

Loan commitments are typically contingent upon the borrower meeting certain financial and other covenants, and such commitments typically have fixed expiration dates and require payment of a fee. As many of these commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt securities, equity securities, or business assets.

Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees relate primarily to inventory purchases by the Company's commercial customers, and such guarantees are typically short-term. Credit risk is similar to that involved in extending loan commitments to customers and the Company accordingly uses evaluation and collateral requirements similar to those of loan commitments. Virtually all such commitments are collateralized.

Forward contracts are contracts for delayed delivery of mortgage-backed securities in which the Company agrees to make delivery at a specified future date of a specified instrument, at a specified yield. Risks arise from the possible inability of counterparties to meet those terms of their contracts and from movements in interest rates. The Company's exposure to risk in the event of default by the counterparty is the difference between the contract price and the current market price.


PREMISES AND EQUIPMENT

Premises and equipment consist of building, leasehold improvements, furniture and equipment and are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and an accelerated method for income tax reporting. Leasehold improvements are amortized over the terms of the lease or their estimated useful lives whichever is shorter.


INCOME TAXES

The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities at tax rates in effect when these balances are utilized. Future tax benefits attributable to temporary differences are recognized currently to the extent that realization of such benefits is more likely than not. These future tax benefits are measured by applying currently enacted tax rates.


EARNINGS PER COMMON SHARE

Earnings per common and common equivalent shares are computed by dividing net income applicable to common stock by the total of the average number of common shares outstanding and the additional dilutive effect of stock options outstanding during the respective period. The dilutive effect of stock options is computed using the average market price of the common stock for the period for primary earnings per share.

Earnings per common share, assuming full dilution, are computed by dividing net income by the average number of common shares outstanding during the period, the dilutive effect of the Convertible Preferred Stock assuming conversion at the time it was issued, and the additional dilutive effect of stock options outstanding during the period. The dilutive effect of outstanding stock options is computed using the greater of the closing market price or the average market price of the common stock for the period. The effect of the Convertible Preferred Stock is excluded from the computation in loss years due to its antidilutive effect.

Earnings per common share have been computed based on the following:

                                                      Year Ended December 31,
                                                     1996      1995      1994
                                                   ----------------------------
                                                           (in thousands)

Net (loss) income                                  ($1,486)   $3,313   ($3,035)
Dividends on preferred stock                           449       336       448
                                                   -------    ------   -------
Net (loss) income applicable to common stock       ($1,935)   $2,977   ($3,483)
                                                   -------    ------   -------
                                                   -------    ------   -------

Average number of common shares outstanding          2,721     2,671     2,649
Average number of common and common equivalent
  shares outstanding                                 2,721     2,680     2,649
Average number of common shares outstanding -
  assuming full dilution                             2,721     3,179     2,649

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes standards for accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill. It does not apply to financial instruments, long-term customer relationships of a financial institution (e.g., core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. The effect of adoption of this standard was not material.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments, such as stock purchase plans.
Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. The standard was effective for the Company beginning in 1996, and requires measurement of awards made beginning in 1995.

As permitted under SFAS No. 123, the Company has elected to continue to account for equity transactions with employees under existing accounting rules, and provide required disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting.

The Company is required to adopt SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-component approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Management believes that adoption of SFAS 125 will not have a material effect on the financial condition or results of operations of the Company.


NOTE C - ACQUISITION

On November 4, 1994, NBR acquired Codding Bank, a California-chartered bank headquartered in Rohnert Park, California ("Codding"). The amended acquisition agreement (the "Agreement") provided for a two-step merger transaction in which a wholly-owned non-bank subsidiary of NBR would first be merged into Codding, followed immediately thereafter by the merger of Codding into NBR, with NBR being the surviving entity. The transaction was structured as a cash-for-stock merger, in which shareholders of Codding received $12.12 per share of Codding stock outstanding at the time of the acquisition. Holders of outstanding options to purchase shares of Codding stock received $12.12 per share covered by such options less the option exercise price per share. The transaction was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The purchase price of Codding totalled $7,028,000 in cash, including merger related expenses. At the merger date, the fair value of the assets acquired totalled approximately $42,048,000, including loans of approximately $28,294,000 and investment securities of approximately $7,935,000 and the fair value of liabilities assumed was approximately $43,224,000, including deposits of $42,817,000. The Company recorded goodwill of $1,176,000 which is being amortized over 15 years on a straight-line basis. The Company's consolidated financial statements include the results of Codding beginning October 31, 1994.

The following Unaudited Pro Forma Combined Summary of Operations presents a pro forma combined summary of operations of the Company and Codding for the year ended December 31, 1994 and it is presented as if the merger had been effective on January 1, 1994. This pro forma combined historical summary of operations was adjusted for the amortization of purchase accounting adjustments.

The Unaudited Pro Forma Combined Summary of Operations data is intended for informational purposes only and is not necessarily indicative of the future results of operations of the Company, or the results of operations that would have actually occurred had the Codding merger been in effect for the periods presented.

               Unaudited Pro Forma Combined Summary of Operations


                                                               Year Ended
                                                            December 31, 1994
                                                            -----------------
                                                             (in thousands,
                                                         except per share data)

Interest income                                                  $41,243
Interest expense                                                  21,682
                                                                 -------
  Net interest income                                             19,561
Provision for loan losses                                          1,296
                                                                 -------
  Net interest income after provision for loan losses             18,265
Other operating income                                            11,036
Other operating expense                                           34,015
                                                                 -------
  Income (loss) before income taxes and accounting change         (4,714)
Provision (benefit) for income taxes                              (1,780)
                                                                 -------
  Income (loss) before accounting change                          (2,934)
Change in accounting for income taxes                                ---
                                                                 -------
  Net income (loss)                                               (2,934)
Dividends on preferred stock                                         448
                                                                 -------
  Net income (loss) available for common stock                   ($3,382)
                                                                 -------
                                                                 -------
Primary earnings (loss) per share                                 ($1.28)
Fully diluted earnings (loss) per share                            (1.28)

Weighted average shares outstanding:
  Primary                                                          2,649
  Fully diluted                                                    2,649

NOTE D - CASH AND DUE FROM BANKS

The Company's subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank. The required reserve balance included in cash and due from banks was approximately $4,515,000 and $3,307,000 at December 31, 1996 and 1995.


NOTE E - INVESTMENT SECURITIES

An analysis of the investment securities portfolio follows:

                                                      Gross      Gross
                                        Amortized  Unrealized Unrealized Market
                                          Cost        Gains     Losses    Value
                                        ---------------------------------------
                                                       (in thousands)

December 31, 1996:
Held to maturity:
  U.S. Government obligations            $12,736      $382         $5   $13,113
  Mortgage-backed and other securities     2,701         1         62     2,640
                                         --------------------------------------
    Total debt securities                 15,437       383         67    15,753
  FRB and FHLB stock                       3,344       ---        ---     3,344
                                         --------------------------------------
    Total held to maturity               $18,781      $383        $67   $19,097
                                         --------------------------------------
                                         --------------------------------------
Available for sale:
  U.S. Government obligations            $33,935       $93       $176   $33,852
                                         --------------------------------------
                                         --------------------------------------


December 31, 1995:
Held to maturity:

  Mortgage-backed and other securities    $2,638       ---        ---    $2,638
                                         --------------------------------------
    Total debt securities                  2,638       ---        ---     2,638
  FRB and FHLB stock                       3,890       ---        ---     3,890
                                         --------------------------------------
    Total held to maturity                $6,528    $  ---     $  ---    $6,528
                                         --------------------------------------
                                         --------------------------------------

Available for sale:
  U.S. Government obligations            $37,195      $267        $26   $37,436
                                         --------------------------------------
                                         --------------------------------------

Debt securities by contractual maturity at December 31, 1996, were due as follows:

                                                    Amortized        Market
                                                      Cost            Value
                                                    ---------        ------
                                                         (in thousands)

Held to maturity:
  One year or less                                       $26            $26
  After one year through five years                    2,866          2,914
  After five years                                    12,545         12,813
                                                     -------        -------
                                                     $15,437        $15,753
                                                     -------        -------
                                                     -------        -------
Available for sale:
  One year or less                                    $3,997         $4,003
  After one year through five years                   17,929         17,978
  After five years                                    12,009         11,871
                                                     -------        -------
                                                     $33,935        $33,852
                                                     -------        -------
                                                     -------        -------

Proceeds from sales of investments in debt securities during 1996, 1995 and 1994 were $4,918,000, $31,481,000 and $4,177,000. These sales resulted in the realization of gross gains of $5,000 and gross losses of $8,000 for 1996, gross gains of $386,000 for 1995 and gross losses of $24,000 for 1994.

During 1995, the FASB issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". The Special Report provided the Company a one-time opportunity to reassess the appropriateness of its designations of securities subject to the accounting and reporting requirements of Statement 115, without calling into question the intent to hold other debt securities to maturity in the future. In accordance with the Special Report, in December 1995, the Company transferred $20,709,000 in U.S. Government obligations with an unrealized gain of $145,000 from held to maturity to available for sale.

During 1996 the Company transferred $17,193,000 in investment securities carried as available for sale into the held to maturity category. This action was taken for asset liability management purposes.

Securities carried at approximately $15,750,000 and $11,607,000 at December 31, 1996 and 1995 were pledged to secure public deposits, bankruptcy deposits, and treasury tax and loan borrowings.

NOTE F - MORTGAGE BANKING ACTIVITIES

As part of its mortgage banking activities, the Company enters into forward commitments to sell mortgage loans, either in the form of mortgage-backed securities or as whole loans. These commitments may be optional or mandatory. Under optional commitments, a commitment fee is paid and the Company carries no risk in excess of the loss of such fee in the event that the Company is unable to deliver sufficient mortgage loans to fulfill the commitment. Mandatory commitments may entail possible financial risk to the Company if it is unable to deliver mortgage loans in sufficient quantity or at sufficient rates to meet the terms of the commitments.

In order to minimize the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("committed pipeline"), the Company enters into hedging transactions. The Company's hedging policies generally require that its inventory of mortgage loans held for sale and the maximum portion of its committed pipeline that may close be hedged with forward sales of MBS or options to buy or sell mortgage-backed or U.S. Treasury securities. As such, to the extent the Company hedges its committed pipeline, the Company is not exposed to significant interest rate risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory net of gains or losses of associated hedge positions. The correlation between the price performance of the hedge instruments and the inventory being hedged is very high due to the similarity of the asset and the related hedge instrument. The Company is exposed to interest-rate risk to the extent that the portion of loans from the committed pipeline that actually closes at the committed price is less than the portion expected to close, in the event of a decline in rates and in the event such decline in closings is not covered by options to purchase MBS needed to replace the loans in process that do not close at their committed price. The Company determines the portion of its committed pipeline that it will hedge based on numerous factors, including the composition of the Company's committed pipeline, the portion of such committed pipeline likely to close, the timing of such closings and the current interest rate environment.

The following lists the notional amounts of the various hedging instruments outstanding at December 31, 1996 and 1995 and the date through which exercise dates extend:


                                                                   1996                                     1995
                                                         Notional        Exercise Dates          Notional          Exercise Dates
                                                          Amount         Extend Through           Amount           Extend Through
                                                      ---------------------------------------------------------------------------

                                                      (in thousands)                          (in thousands)

Forward contracts to sell MBS                             $27,063          March 1997             $12,770          February 1996
Purchased put options:
  MBS                                                         ---                                  30,000          April 1996
  U.S. Treasury                                            15,000          March 1997              80,000          March 1996
Purchased call options - U.S. Treasury                      7,500          March 1997              25,000          March 1996
Written call options - MBS                                    ---                                  80,000          February 1996
Written put options - U.S. Treasury                           ---                                  20,000          March 1996


The Company services mortgage loans and participating interests in mortgage loans owned by investors. The unpaid principal balances of mortgage loans serviced for others are as follows:

                                                          December 31,
                                                      1996          1995
                                                    --------     ----------

                                                          (in thousands)
Mortgage loan portfolios serviced for:
  Freddie Mac                                         $5,702       $468,555
  Fannie Mae                                           5,026        411,707
  Other investors                                    113,260        159,076
                                                    --------     ----------
                                                    $123,988     $1,039,338
                                                    --------     ----------
                                                    --------     ----------

During the third and fourth quarters of 1996 the Company sold mortgage loan servicing rights associated with $839,945,000 mortgage loans whose carrying amount was $4,150,000. In connection with these sales the Company recorded net revenue of $2,153,000, which has been included in gain on sale of loans and servicing.

At December 31, 1996 and 1995, the Company also serviced $670,856,000 and $19,900,000 in loans and participating interests in loans owned by investors, under subservicing agreements.

Escrow funds held in trust for loans serviced for others were $1,651,000 and $2,809,000 at December 31, 1996 and 1995.

The following table provides a summary of the Company's purchased ("PMSR") and originated ("OMSR") mortgage servicing rights portfolio:


                                                               OMSR
                                                 -----------------------------
                                                        States
                                                 -------------------
                                        PMSR     California    Other     Total
                                       ------    ----------    -----     -----
                                               (in thousands)

Balance, January 1, 1994               $1,439     $  ---      $  ---    $  ---

Purchases                               5,855                              ---
Amortization                             (980)                             ---
Valuation adjustments                     (44)                             ---
                                       ------     ------      ------    ------
Balance, December 31, 1994              6,270        ---         ---       ---

Purchases                                  11                              ---
Originations                                       1,616         213     1,829
Amortization                           (1,787)      (290)        (38)     (328)
Valuation adjustments                     ---        (22)         (3)      (25)
                                       ------     ------      ------    ------
Balance, December 31, 1995              4,494      1,304         172     1,476

Originations                              ---        744          39       783
Sales                                  (3,033)    (1,061)        (56)   (1,117)
Amortization                           (1,461)      (456)       (129)     (585)
Valuation adjustments                     ---         22           3        25
                                       ------     ------      ------    ------
Balance, December 31, 1996             $  ---       $553         $29      $582
                                       ------     ------      ------    ------
                                       ------     ------      ------    ------

Prior to 1995 OMSR's could not be capitalized under generally accepted accounting principles until the adoption of SFAS No. 122.

NOTE G - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The Company primarily makes permanent and construction residential real estate loans in California, and loans to individuals and small businesses primarily in Sonoma and Mendocino Counties, California. There are no major industry segments in the loan portfolio. Outstanding loans by type were:

                                                           December 31,
                                                     1996               1995
                                                    --------------------------
                                                          (in thousands)

Residential real estate mortgage                    $128,025          $168,022
Commercial real estate mortgage                       80,366            65,655
Commercial                                            53,573            63,975
Real estate construction                              84,517            69,504
Installment and other                                  3,730             4,103
Less deferred fees                                    (2,797)           (3,035)
                                                    --------          --------
  Total loans                                        347,414           368,224
Less allowance for loan losses                        (7,040)           (5,037)
                                                    --------          --------
  Net loans                                         $340,374          $363,187
                                                    --------          --------
                                                    --------          --------

A summary of the transactions in the allowance for loan losses follows:

                                                      1996      1995      1994
                                                    --------------------------
                                                           (in thousands)

Balance, beginning of year                          $5,037    $5,787    $5,209
Allowance obtained through acquisition                 ---       ---       634
Provision for loan losses                            6,262     1,590     1,095
Loans charged off                                   (4,564)   (2,450)   (1,202)
Recoveries                                             305       110        51
                                                    ------    ------    ------
Balance, end of year                                $7,040    $5,037    $5,787
                                                    ------    ------    ------
                                                    ------    ------    ------

At December 31, 1996 and 1995 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118; see Note B) was $10,409,000 and $5,202,000 of which $708,000 and $3,515,000 relates to the recorded investment for which there is a related allowance for loan losses of $275,000 and $425,000 determined in accordance with these statements and $9,700,000 and $1,687,000 relates to the amount of that recorded investment for which there is no related allowance for loan losses determined in accordance with these statements. At December 31, 1996, approximately 80% of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated cash flow.

The average recorded investment in impaired loans during the year ended December 31, 1996 and 1995 was $10,662,000 and $5,196,000. The related amount of interest income recognized during the periods that such loans were impaired was $218,000 and $187,000.

As of December 31, 1996 and 1995 there were $9,878,000 and $4,201,000 of loans on which the accrual of interest had been discontinued. Interest due but excluded from interest income on these nonaccrual loans was $499,000, $485,000 and $236,000 for the years ended December 31, 1996, 1995 and 1994. Interest income received on nonaccrual loans was $438,000, $554,000 and $166,000 for the years ended December 31, 1996, 1995 and 1994.

At December 31, 1996 and 1995, the Company had $1,536,000 and $92,000 in loans past due 90 days or more in interest or principal and still accruing interest. These loans were collateralized and in the process of collection.

The Company originates SBA loans for sale to investors. A summary of the activity in SBA loans is as follows:

                                                            December 31,
                                                      1996      1995      1994
                                                    --------------------------
                                                           (in thousands)

SBA guaranteed portion of loans originated          $7,730    $8,509    $9,448
SBA loans sold                                       7,930     8,992     8,097
Premium received at sale                               620       700       689
SBA guaranteed portion of loans serviced
 for others                                         36,325    36,203    31,833


From time to time the Company extends credit to executive officers, directors and related parties. No preference is given to these individuals as these transactions are made in the ordinary course of business at the Company's normal credit terms, including interest rates and collateralization. There were no such balances outstanding at December 31, 1996 and 1995.


NOTE H - PREMISES, EQUIPMENT AND LEASES

A summary of premises and equipment is as follows:

                                                           December 31,
                                                     1996               1995
                                                    --------------------------
                                                          (in thousands)

Land                                                    $187              $307
Building and leasehold improvements                    2,491             2,556
Furniture and equipment                               10,685            10,917
                                                      ------            ------
Total premises and equipment                          13,363            13,780
Less accumulated depreciation and amortization         9,314             7,219
                                                      ------            ------
Premises and equipment, net                           $4,049            $6,561
                                                      ------            ------
                                                      ------            ------

Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $2,528,000, $2,647,000 and $2,022,000.

The Company leases certain premises and equipment used in the normal course of business. There are no contingent rental payments and the Company has three subleased properties. Total rental expense under all leases, including premises, totalled $2,258,000, $2,172,000 and $2,336,000 in 1996, 1995 and 1994.
Minimum future lease commitments are as follows: 1997 -  $3,023,000; 1998 -
$2,305,000; 1999 -  $1,271,000; 2000 -  $434,000; 2001 -   $360,000 and
thereafter -  $1,252,000.  Minimum future sublease receivables are as follows:
1997 - $215,000; 1998 - $192,000; and 1999 - $158,000.

NBR leases 34,000 square feet of office space for its main office from a partnership that includes one director of a subsidiary as a minority partner. The lease calls for payments of $71,954 per month plus operating cost adjustments through September, 1999. Total lease payments for the years ended December 31, 1996, 1995 and 1994 were $863,000, $863,000 and $648,000.


NOTE I - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                      Year Ended December 31,
                                                      1996      1995      1994
                                                    --------------------------
                                                           (in thousands)

Current:
  Federal                                           $1,106    $2,897   ($2,424)
  State                                                217       171       (99)
                                                   -------    ------   -------
                                                     1,323     3,068    (2,523)
                                                   -------    ------   -------
Deferred:
  Federal                                           (1,875)   (1,191)      833
  State                                               (459)      482      (169)
                                                   -------    ------   -------
                                                    (2,334)     (709)      664
                                                   -------    ------   -------
                                                   ($1,011)   $2,359   ($1,859)
                                                   -------    ------   -------
                                                   -------    ------   -------

A reconciliation of the statutory income tax rate to the effective income tax rate of the Company is as follows:

                                                      1996      1995      1994
                                                      ------------------------

Income tax at federal statutory rate                  35.0%     35.0%     35.0%
State franchise tax, net of federal benefit            6.3       7.5       3.6
Other                                                  (.8)      (.9)      (.6)
                                                      ----      ----      ----
                                                      40.5%     41.6%     38.0%
                                                      ----      ----      ----
                                                      ----      ----      ----

Deferred income taxes reflect the tax effect of temporary differences existing between the financial statement basis and tax basis of the Company's assets and liabilities. Deferred tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. The Company believes it is more likely than not that the net deferred tax asset at December 31, 1996 will be utilized to reduce future taxable income. Accordingly, there is no valuation allowance associated with deferred tax assets at December 31, 1996. The tax effect of the principal temporary items creating the Company's net deferred tax asset included in other assets and interest receivable are:

                                                           December 31,
                                                       1996              1995
                                                      ------            ------
                                                          (in thousands)

Deferred tax assets:
 Allowance for loan losses                            $1,886            $1,300
 Mortgage servicing rights                               654               597
 Interest foregone on nonaccrual loans                   538               336
 Restructuring costs                                   1,060               280
 Accrued expenses not yet deductible                     401               276
 Unrealized (gain) loss on securities
   available for sale                                    240              (101)
 Other real estate owned                                 298                (5)
 Depreciation                                            399               201
                                                      ------            ------
   Total deferred tax assets                           5,476             2,884
                                                      ------            ------

Deferred tax liabilities:
 Deferred loan fees                                    1,001               935
 FHLB stock dividends                                    201               326
 Securities and loans marked to
   market for tax purposes                                61               152
 Premium on loan sales                                    12               125
 State taxes                                             133                19
 Other, net                                              113                53
                                                      ------            ------
   Total deferred tax liabilities                      1,521             1,610
                                                      ------            ------

Net deferred tax asset                                $3,955            $1,274
                                                      ------            ------
                                                      ------            ------


NOTE J - OTHER BORROWINGS

Other borrowings consist of the following:


                                                           December 31,
                                                       1996              1995
                                                      ------------------------
                                                          (in thousands)

Advances from FHLB                                    $4,000           $23,000
Treasury, tax and loan note                            4,330             1,463
Securities and loans sold under agreements to
 repurchase                                              900            21,355
Federal funds purchased                                  746             1,445
Capital leases                                           223               608
OREO Mortgages                                           109               ---
                                                     -------           -------
                                                     $10,308           $47,871
                                                     -------           -------
                                                     -------           -------

(a)  ADVANCES FROM THE FHLB

The Company has a line of credit for short-term purposes with the Federal Home Loan Bank (FHLB). There were $4,000,000 in advances drawn under this line of credit at December 31, 1996 at 5.57% with an overnight maturity.

The average balance of FHLB advances was $21,834,000 for 1996 at an average interest rate of 5.94%. The highest month-end balance during the year was $39,000,000.

All borrowings from the FHLB must be collateralized, and the Company has pledged approximately $63,155,000 of residential mortgage loans as of December 31, 1996, to the FHLB to secure any funds it may borrow.

(b) FEDERAL FUNDS PURCHASED, SECURITIES AND LOANS SOLD UNDER AGREEMENTS TO REPURCHASE AND TREASURY, TAX AND LOAN NOTE

The Company enters into various short-term borrowing agreements which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans. Federal Funds purchased had maturities of one day. Securities sold under agreements to repurchase have maturities ranging from January to March 1997. Loans sold under agreements to repurchase had maturities of one day.

The average balance of securities and loans sold under agreements to repurchase was $2,552,000 for 1996 at an average interest rate of 5.01%. The highest month-end balance during the year was $6,572,000.

(c)  CAPITAL LEASES

The Company has $223,000 in capital leases at fixed rates from 2.73% to 4.90%. The leases mature through August, 1997, and are collateralized by specific fixed assets with a net carrying value of $17,000 at December 31, 1996.

NOTE K - GAINS ON SALE OF LOANS AND LOAN SERVICING

The components of gains on sale of loans and loan servicing are as follows:

                                                      Year Ended December 31,
                                                     1996      1995      1994
                                                   ---------------------------
                                                           (in thousands)

Gain (loss) on sale of mortgage loans               $9,197    $9,091   ($5,391)
Gains on sale of SBA loans                             978       955       689
Gains on bulk servicing sales                        2,153       149    10,150
                                                   -------   -------   -------
                                                   $12,328   $10,195    $5,448
                                                   -------   -------   -------
                                                   -------   -------   -------


NOTE L - OTHER EXPENSES

The major components of other expense are as follows:

                                                      Year Ended December 31,
                                                     1996      1995      1994
                                                   ---------------------------
                                                           (in thousands)
Professional fees                                   $1,942    $2,187    $2,065
Regulatory expense and insurance                     3,401     1,716     1,345
Postage and office supplies                          1,715     1,224     1,013
Shareholder expenses and Director fees                 406       486       950
Advertising                                            581       481       919
Telephone                                              758       778       782
Electronic data processing                           1,216     1,022       775
Net costs of other real estate owned                   451       163       609
Other                                                3,364     1,503     1,984
                                                   -------   -------   -------
                                                   $13,834    $9,560   $10,442
                                                   -------   -------   -------
                                                   -------   -------   -------

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

During 1995, the FDIC announced that the BIF had reached its mandated reserve level, reducing insurance premiums on BIF-insured deposits, and accordingly deposit insurance premiums on BIF-insured deposits were reduced. On September 30, 1996 Congress passed a bill which addressed the deposit insurance premium differential between BIF and SAIF insured deposits. As a result, a one-time insurance premium charge was assessed on SAIF-insured deposits to bring the SAIF reserves to the mandated level. Calculated at .675% of Allied's deposits at March 31, 1995, the resulting charge to the Company was $2,192,000. Such charge was recorded in the third quarter of 1996.


NOTE M - STOCK OPTIONS AND BENEFIT PLANS

The Company's 1991 stock option plan, which was amended in 1992, provides for the granting of both incentive stock options and nonqualified stock options to Directors and key employees. Generally, options outstanding under the stock option plan are granted at prices equal to the market value of the stock at the date of grant, vest ratably over a four year service period and expire ten years subsequent to the award. There are 539,000 shares authorized and available for options under the plans, with 431,500 shares granted but unexercised at December 31, 1996.

Outstanding common stock options at December 31, 1996, are exercisable at various dates through 2005. The following table summarizes option activity:

                                                               Weighted Average
                                                                 Option Price
                                          Number of Shares         per Share
                                          -------------------------------------

Balance at December 31, 1993                  509,000                 $7.99
 Options granted                               55,000                 12.88
 Options exercised                            (75,000)                 7.58
 Options cancelled                            (24,000)                12.81
                                              -------
Balance at December 31, 1994                  465,000                  8.70
 Options granted                               50,000                  8.25
 Options exercised                            (16,000)                 7.55
 Options cancelled                            (99,000)                 8.43
                                              -------
Balance at December 31, 1995                  400,000                  8.80
 Options granted                              108,500                 10.16
 Options exercised                            (72,000)                 7.39
 Options cancelled                             (5,000)                12.88
                                              -------
Balance at December 31, 1996                  431,500                 $9.33
                                              -------
                                              -------

At December 31, 1996 107,500 shares were available for future grants under the plans.


Additional information regarding options outstanding as of December 31, 1996 is as follows:


                                                       Options Outstanding                        Options Exercisable
                                              --------------------------------            ------------------------------------
                                              Weighted Avg.
     Range of                                   Remaining
     Exercise              Number              Contractual        Weighted Avg.             Number              Weighted Avg.
      Prices             Outstanding           Life (yrs)        Exercise Price           Exercisable          Exercise Price
-----------------------------------------------------------------------------------------------------------------------------

$ 6.00 - $ 7.99             41,000                  5                 $7.49                  41,000                 $7.49
  8.00 -   9.99            314,000                  6                  9.00                 195,000                  8.76
 10.00 -  11.99             41,000                  7                 10.67                  11,000                 10.44
 12.00 -  13.99             35,500                  7                 12.90                  18,000                 12.90
                           -------                                                          -------
                           431,500                                                          265,000
                           -------                                                          -------
                           -------                                                          -------


The Company applies APB opinion 25 and related interpretations in accounting for its stock option plan. Under the intrinsic value method no compensation cost has been recognized for its stock option grants. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) requires disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of 1995. Had compensation cost for the grants been determined based upon the fair value method, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                       1996           1995
                                                     ----------------------

Net (loss) income
 As reported                                         ($1,486)        $3,313
 Pro forma                                            (1,583)         3,286

Primary earnings per share
 As reported                                            (.71)          1.11
 Pro forma                                              (.75)          1.10

Fully diluted earnings
 As reported                                            (.71)          1.04
 Pro forma                                              (.75)          1.04

The fair value of the options granted during 1996 and 1995 is estimated as $604,073 and $238,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend, volatility of 29.0% and 31.2%, risk-free interest rate of 6.04% and 6.50%, assumed forfeiture rate of zero, and an expected life of 10 years. The weighted average per share fair value of the 1996 and 1995 awards was $5.56 and $4.76 , respectively. The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the proforma calculations; acccordingly the 1995 and 1996 proforma adjustments are not indicative of future proforma adjustments when the calculation will apply to all applicable stock options.

In 1991 the Company established a 401(K) savings plan for employees who have at least one year of continuous service. The Company's contributions are based on a sliding scale where it matches 100% of the first $300 contributed by the employee, 75% of the next $400, 50% of the next $800 and 25% of the next $4,000 for a maximum contribution per employee of $2,000. Company contributions totalled $257,000, $151,000 and $186,000 in 1996, 1995 and 1994.

In December 1993 the Company established a supplemental benefit plan (Plan) to provide death benefits and supplemental income payments during retirement for selected officers. The Plan is a nonqualified defined benefit plan and is unsecured and unfunded. Benefits under the Plan are fixed for each participant and are payable over a specific period following the participant's retirement or at such earlier date as termination or death occurs. Participants vest in the plan based on their years of service subsequent to being covered by the Plan. The Company has purchased insurance policies to provide for its obligations under the Plan in the event a participant dies prior to retirement. The cash surrender value of such policies was $2,814,000 at December 31, 1996. Under this plan, the Company recognized expense of $167,000, $221,000 and $210,000 in 1996, 1995 and 1994. The aggregate projected benefit obligation of the Plan was approximately $267,000 and $308,000 at December 31, 1996 and 1995. A discount rate of 8.5% was used to determine the aggregate projected benefit obligation for both years. The aggregate vested present value benefit obligation was $141,000 at December 31, 1996.


NOTE N - SUBORDINATED DEBT AND PREFERRED STOCK

In 1993, the Company issued $12,000,000 of 8.5% subordinated notes. The notes are due February 15, 2004 and qualify as capital for bank regulatory purposes (total capital). The notes are callable at par after January 15, 1997. Issuance costs of $640,000 are carried as a deferred asset and are amortized over the life of the notes as an adjustment to interest expense.

In 1993, the Company issued 575,000 shares of 7.80% Noncumulative Convertible Perpetual Preferred Stock, Series A. The preferred stock is convertible, at the option of the holder, into .8674 shares of common stock for each share of preferred stock. The preferred stock may be redeemed after February 15, 1996, at the option of the Company, at redemption prices which range from $10.55 at February 15, 1996 to $10.00 after February 14, 2003. The preferred stock has a liquidation preference of $10.00.

NOTE O - REGULATORY MATTERS

One of the principal sources of cash for Redwood are dividends from its subsidiary financial institutions. Total dividends which may be declared by the subsidiary financial institutions depend on the regulations which govern them. In addition, regulatory agencies can place dividend restrictions on the subsidiaries based on their evaluation of the financial condition of the subsidiaries. No restrictions are currently imposed by regulatory agencies on the subsidiaries other than the limitations found in the regulations which govern the respective subsidiaries. At December 31, 1996, NBR could pay additional dividends to Redwood of approximately $3,758,000 without prior regulatory approval and Allied could pay additional dividends of approximately $1,205,000.

The subsidiary financial institutions are subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, the subsidiaries are prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary's equity. No such loans or advances were outstanding during 1996 or 1995.

Redwood and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. In addition to these capital guidelines, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement a regulatory framework for prompt corrective actions for insured depository institutions that are not adequately capitalized. The Board of Governors of the Federal Reserve System, FDIC, OCC and OTS have adopted such a system which became effective on December 19, 1992. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. NBR's and Allied's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum leverage ratio of Tier 1 capital (as defined in the regulations) to adjusted assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency and the Office of Thrift Supervision categorized NBR and Allied as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and it's operating subsidiaries must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.



                                                                                                            To Be Categorized
                                                                                                           as Well Capitalized
                                                                                           For Capital        Under Prompt
                                                                          Actual        Adequacy Purposes   Corrective Action
                                                                    ---------------------------------------------------------
                                                                     Amount     Ratio    Amount     Ratio    Amount     Ratio
                                                                    ---------------------------------------------------------

(dollars in thousands)
At December 31, 1996:

  COMPANY
    Leverage Capital (to Average Assets)                            $28,378      5.46%  $20,808      4.00%      n/a       n/a
    Tier 1 Capital (to Risk-weighted Assets)                         28,378      7.63    14,875      4.00       n/a       n/a
    Total Capital (to Risk-weighted Assets)                          45,056     12.12    29,749      8.00       n/a       n/a

  NBR
    Leverage Capital (to Average Assets)                             17,352      6.87    10,110      4.00   $12,637      5.00%
    Tier 1 Capital (to Risk-weighted Assets)                         17,352      9.40     7,384      4.00    11,075      6.00
    Total Capital (to Risk-weighted Assets)                          22,671     12.28    14,767      8.00    18,459     10.00

  ALLIED
    Core  Capital (to Total Assets)                                  17,064      7.06     7,251      3.00    12,085      5.00
    Tier 1 Capital (to Risk-weighted Assets)                         14,402      9.43       n/a       n/a     9,167      6.00
    Total Capital (to Risk-weighted Assets)                          16,335     10.69    12,222      8.00    15,278     10.00
    Tangible Capital (to Total Assets)                               17,064      7.06     3,626      1.50       n/a       n/a


At December 31, 1995:

  COMPANY
    Leverage Capital (to Average Assets)                            $29,723      5.14%  $23,134      4.00%      n/a       n/a
    Tier 1 Capital (to Risk-weighted Assets)                         27,123      7.24    14,991      4.00       n/a       n/a
    Total Capital (to Risk-weighted Assets)                          43,780     11.68    29,981      8.00       n/a       n/a

  NBR
    Leverage Capital (to Average Assets)                             17,283      7.47     9,258      4.00   $11,572      5.00%
    Tier 1 Capital (to Risk-weighted Assets)                         17,283      9.41     7,349      4.00    11,023      6.00
    Total Capital (to Risk-weighted Assets)                          22,395     12.19    14,698      8.00    18,372     10.00

  ALLIED
    Core Capital (to Total Assets)                                   19,955      6.26     9,564      3.00    15,940      5.00
    Tier 1 Capital (to Risk-weighted Assets)                         17,355      9.22       n/a       n/a    11,292      6.00
    Total Capital (to Risk-weighted Assets)                          19,713     10.47    15,056      8.00    18,820     10.00
    Tangible Capital (to Total Assets)                               19,955      6.26     4,782      1.50       n/a       n/a



Management believes that as of December 31, 1996, the Company and its subsidiaries meet all capital requirements to which they are subject. Under the most stringent capital requirement, the Company has approximately $7,570,000 in excess capital before it becomes "undercapitalized" under the regulatory framework for prompt corrective action. Similarly, Allied has approximately $4,121,000 and NBR has $7,904,000 in excess capital.

The prompt corrective action regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified as "undercapitalized", such as the declaration of the dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified as "undercapitalized". In addition, institutions which are classified as "undercapitalized" are subject to certain mandatory and discretionary supervisory actions.


NOTE P - DIVIDENDS

The cash dividend was $.035 per share for the first three quarters of 1994. In December, 1994, the Company suspended its quarterly cash dividend on common shares.

The Company declared cash dividends of $449,000, $336,000 and $448,000 on its preferred stock for the years ended December 31, 1996, 1995 and 1994.


NOTE Q - INDUSTRY SEGMENT DATA

During the years ended December 31, 1996, 1995 and 1994, the Company operated in two principal industry segments: mortgage banking and commercial banking. The Company's mortgage banking activities relate to the origination for sale, servicing of sold mortgages and sale of residential mortgage loans. Commercial banking activities relate to the origination of commercial, real estate (including construction) and installment loans for the Company's portfolio and origination and sale of SBA loans. Commercial banking also includes other fee services.

Revenue from mortgage banking activities is defined as interest income on mortgage loans held for sale and investments used to hedge or provide liquidity, gains on sale of loans and loan servicing and income from mortgage loan servicing activities. Revenue for commercial banking activities include interest income on loans and investments and service fee income. Operating profit for both segments excludes holding company expenses and income taxes.

Identifiable assets are those assets that are used in the Company's operations in each industry segment. Corporate assets primarily consist of investments in subsidiaries. Substantially all mortgage loan sales are made to Freddie Mac and Fannie Mae. Capital expenditures and depreciation and amortization expenses are not material for the industry segments.

                                                      Year Ended December 31,
                                                     1996      1995      1994
                                                   ---------------------------
                                                           (in thousands)

REVENUE
Mortgage banking                                   $19,382   $16,089   $16,269
Commercial banking                                  45,972    47,860    32,621
                                                  --------  --------  --------
  Total                                            $65,354   $63,949   $48,890
                                                  --------  --------  --------
                                                  --------  --------  --------

OPERATING (LOSS) PROFIT
Mortgage banking                                   ($1,109)     $138   ($9,821)
Commercial banking                                   1,304     7,639     6,881
                                                  --------  --------  --------
  Total operating (loss) profit                        195     7,777    (2,940)
Corporate                                           (2,692)   (2,105)   (1,954)
Inter-segment eliminations                             ---       ---       ---
                                                  --------  --------  --------
(Loss) income before income taxes                  ($2,497)   $5,672   ($4,894)
                                                  --------  --------  --------
                                                  --------  --------  --------

IDENTIFIABLE ASSETS
Mortgage banking                                   $98,436  $105,580  $168,461
Commercial banking                                 397,866   450,486   459,444
Corporate                                            3,164     1,844     2,747
                                                  --------  --------  --------
  Total                                           $499,466  $557,910  $630,652
                                                  --------  --------  --------
                                                  --------  --------  --------

As mentioned in Note A, it is anticipated that revenue, operations and assets attributable to mortgage banking operations will decline in future periods as a result of curtailed A paper wholesale mortgage loan production.


NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107) requires that the Company disclose the fair value of financial instruments for which it is practicable to estimate that value. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market conditions for the period subsequent to the valuation dates of December 31, 1996 and 1995 and therefore estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

The following estimates and assumptions were used on December 31, 1996 and 1995 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

(a)  CASH AND CASH EQUIVALENTS

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

(b)  INTEREST-BEARING DEPOSITS DUE FROM FINANCIAL INSTITUTIONS

The fair value of interest-bearing deposits held by the Company is based on the discounted cash flows through the date of maturity at market interest rates for similar maturities as of the valuation date.

(c)  INVESTMENTS

Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. For investments in unregistered mortgage-backed securities with recourse, fair value was estimated based on the expected future cash flows to be received adjusted for prepayments, foreclosures, losses and other significant factors impacting fair value. U.S. Government agency stock has no trading market but is required as part of membership, and therefore it is carried at cost.

(d)  LOANS HELD FOR SALE

For uncommitted residential mortgages held for sale, fair value is estimated using indications of value obtained by management from independent third parties or quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. Committed residential mortgage loans held for sale are valued based on actual commitment prices. Fair value of certain loans held for sale include the value of premiums associated with the sale of the related servicing rights in the instance that a commitment exists for the sale of such servicing at a predetermined rate.

(e)  LOANS RECEIVABLE

To estimate fair value of loans held for investment, including commercial loans, mortgages and construction loans, each loan category is segmented by fixed and adjustable rate interest terms, by estimated credit risk, by maturity, and by performing and nonperforming categories.

The fair value of performing loans is estimated by discounting contractual cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined using available market information.

The fair value of nonperforming loans and loans delinquent more than 30 days is estimated by discounting estimated future cash flows using current interest rates with an additional risk adjustment reflecting the individual characteristics of the loans.

(f)  INTEREST RECEIVABLE

For interest receivable, the carrying amount is a reasonable estimate of fair value.

(g)  MORTGAGE SERVICING RIGHTS

The fair value of mortgage servicing rights is estimated on a loan by loan basis using market prices under comparable servicing sale contracts, when available or, using a cash flow model with current assumptions with respect to prepayments, servicing costs and other significant factors.

(h)  DEPOSIT LIABILITIES

Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and money market accounts, is equal to the amount payable on demand on December 31, 1996 and 1995. The fair value of time deposits, is based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

(i)  OTHER BORROWINGS AND SUBORDINATED NOTES

The discounted value of contractual cash flows at market interest rates for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

(j)  COMMITMENTS TO FUND MORTGAGE LOANS

The fair value of commitments to fund fixed-rate mortgage loans represents the estimated gain (loss) to the Company of fully funding its commitments at current interest rates and selling the underlying loans in the secondary market.

(k)  COMMITMENTS TO FUND OTHER LOANS

The fair value of commitments to fund other loans represents fees currently charged to enter into similar agreements with similar remaining maturities.

(l)  FORWARD CONTRACTS TO SELL MBS

The fair value of forward contracts to sell MBS represents the difference between current rates for similar quantities and delivery dates of mortgage-backed securities as compared to the contractual rates.

(m)  PURCHASED AND WRITTEN OPTIONS

Carrying value represents premiums paid or received. Fair values were obtained from third party dealers of such options.

The estimated fair values of the Company's financial instruments are as follows:

                                                     December 31,
                                                1996                1995
                                        --------------------------------------
                                        Carrying    Fair    Carrying    Fair
                                          Amount    Value     Amount    Value
                                        --------   -------  --------   -------
                                                       (in thousands)

ASSETS:
  Cash and cash equivalents              $45,473   $45,473   $55,140   $55,140
  Interest-bearing deposits                  315       318       417       417
  Investments                             52,633    52,949    43,964    43,964
  Loans held for sale                     29,487    29,763    62,620    64,251
  Portfolio loans, net                   340,374   350,249   363,187   366,046
  Interest receivable                      3,399     3,399     3,825     3,825
  Mortgage servicing rights                  582       628     5,970     7,446

LIABILITIES:
  Deposits                               436,450   436,724   458,393   458,070
  Other borrowings                        10,307    10,307    47,871    45,438
  Subordinated notes                      12,000    12,120    12,000    12,300

UNRECOGNIZED FINANCIAL INSTRUMENTS:
  Commitments to fund mortgage loans                   (26)                 76
  Commitments to fund other loans                      362         3        49

   Forward contracts to sell MBS             ---        73       ---       (64)
   Purchased put options:
     MBS                                     --- )     ---       217       )84
     U.S. Treasury                           250       163       340       197
   Purchased call options - U.S. Treasury    205        79       308       320
   Written call options - MBS                ---       ---       261       464
   Written put options - U.S. Treasury       ---       ---       204       170


NOTE S - RESTRUCTURING CHARGES

In November, 1996 the Company's Board of Directors approved a plan to merge its two wholly owned subsidiaries, National Bank of the Redwoods and Allied Bank F.S.B. As a result of the merger, the surviving bank, National Bank of the Redwoods, will assume all of Allied's rights and obligations. In connection with the merger, and as a result of the Company's decision to significantly curtail its wholesale mortgage banking production capacity, the Company recorded a restructuring charge of $2,357,000 in the fourth quarter of 1996. The restructuring of the Company, which includes both the merger of Allied into National Bank of the Redwoods and the reduction in "A" paper wholesale lending, includes the closing of the Portland and Sacramento mortgage loan production offices, the partial write-off of Allied's administrative headquarters lease, termination of employees, and write-off of duplicative or unnecessary fixed assets. The total charge to operations associated with these matters consisted of:

Severance for 70 employees                                         $651,000
Accrual of discontinued leases                                      772,000
Write-off of leasehold improvements,
 furniture and fixtures                                             934,000
                                                                 ----------
                                                                 $2,357,000
                                                                 ----------
                                                                 ----------


During the third and fourth quarters of 1994, the Company implemented major cost reduction programs in response to declining origination volumes in the Company's mortgage banking business and recorded restructuring charges of $815,000 in the third quarter and $1,594,000 in the fourth quarter. During 1995, the Company was able to sublease some of the properties noted below and recorded a recovery of $456,000. The 1994 restructuring charge consisted of:


Severance for 125 employees                                        $374,000
Accrual of discontinued leases                                    1,683,000
Writeoff of leasehold improvements,
 furniture and fixtures                                             352,000
                                                                 ----------
                                                                 $2,409,000
                                                                 ----------
                                                                 ----------



At December 31, 1996, $1,808,000 of the restructuring charges remained in other liabilities, substantially all of which is related to the future minimum lease payments associated with the closed facilities or future employee severance payments. The Company is actively seeking sublease tenants for many of these closed facilities and a portion of the restructuring charge may be reversed in future periods if the Company is successful in entering into such arrangements.

The following table presents a summary of activity with respect to the restructuring accrual.

                                         1996           1995           1994
                                       ------------------------------------
                                              (dollars in thousands)

Balance, beginning of year               $619         $1,757         $  ---
Provision charged against income        2,357           (456)         2,409
Cash outlays                             (234)          (682)          (300)
Noncash writedowns                       (934)                         (352)
                                       ------------------------------------
Balance, end of year                   $1,808           $619         $1,757
                                       ------------------------------------
                                       ------------------------------------

NOTE T - COMMITMENTS AND CONTINGENCIES

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company or its subsidiaries. Based upon information available to the company, its review of such lawsuits and claims and consultation with its counsel, the Company believes the liability relating to these actions, if any, would not have a material adverse effect on its financial position.


NOTE U - CONDENSED FINANCIAL INFORMATION OF REDWOOD EMPIRE BANCORP (PARENT ONLY)


                                 BALANCE SHEETS

                                                                December 31,
                                                               1996      1995
                                                             -------   -------
                                                                (in thousands)
ASSETS
Cash                                                          $2,178    $1,623
Investment in subsidiaries                                    39,016    39,100
Capitalized issuance costs                                       640       735
Other assets                                                     346     2,486
                                                             -------   -------
  Total assets                                               $42,180   $43,944
                                                             -------   -------
                                                             -------   -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                $448      $359
Subordinated notes                                            12,000    12,000
                                                             -------   -------
  Total liabilities                                           12,448    12,359
                                                             -------   -------

Shareholders' equity:
Preferred stock, authorized 2,000,000 shares;
  issued and outstanding 575,000 shares                        5,750     5,750
Common stock, no par value: authorized
  10,000,000 shares; issued and outstanding:
  1996 - 2,748,652 shares; 1995 - 2,679,227 shares            19,281    18,728
Retained earnings                                              5,032     6,967
Unrealized gain (loss) on investment securities
  available for sale, net of taxes                              (331)      140
                                                             -------   -------
  Total shareholders' equity                                  29,732    31,585
                                                             -------   -------
    Total liabilities and shareholders' equity               $42,180   $43,944
                                                             -------   -------
                                                             -------   -------

                            STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                      1996      1995      1994
                                                   ---------------------------
                                                          (in thousands)
Operating income:
  Management service fees                             $736      $403       $61
  Dividends from subsidiaries                        2,442     1,087       600
  Interest income from subsidiaries                    297       292       311
  Other income                                         ---       ---        13
                                                   -------    ------   -------
    Total operating income                           3,475     1,782       985
                                                   -------    ------   -------
Expenses:
  Interest expense                                   1,115     1,100     1,131
  Operating expenses                                 1,876     1,700     1,208
                                                   -------    ------   -------
    Total expenses                                   2,991     2,800     2,339
                                                   -------    ------   -------

(Loss) income before undistributed income of
 subsidiaries                                          484    (1,018)   (1,354)
Equity in undistributed (loss) income of
 subsidiaries                                       (2,613)    3,447    (1,900)
                                                   -------    ------   -------
(Loss) income before income taxes                   (2,129)    2,429    (3,254)
Income tax benefit                                    (643)     (884)     (219)
                                                   -------    ------   -------
Net (loss) income                                  ($1,486)   $3,313   ($3,035)
                                                   -------    ------   -------
                                                   -------    ------   -------

                            STATEMENTS OF CASH FLOWS


                                                                                           Year Ended December 31,
                                                                                 1996                1995                1994
                                                                              -----------------------------------------------
                                                                                               (in thousands)

Cash flows from operating activities:
  Net (loss) income                                                           ($1,486)             $3,313             ($3,035)
                                                                              -------             -------             -------
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Amortization and depreciation                                                23                  10                   5
      Equity in undistributed net (income) loss of subsidiaries                 2,613              (3,447)              1,900
      Change in other assets                                                     (741)              1,275                (300)
      Change in other liabilities                                                  89                 186                 225
                                                                              -------             -------             -------
        Total adjustments                                                       1,984              (1,976)              1,830
                                                                              -------             -------             -------
         Net cash provided by (used in) operating activities                      498               1,337              (1,205)
                                                                              -------             -------             -------
Cash flows from investing activities:
  Investment in subsidiaries                                                      ---                 ---              (6,000)
                                                                              -------             -------             -------
        Net cash used in investing activities                                     ---                 ---              (6,000)
                                                                              -------             -------             -------
Cash flows from financing activities:
  Notes issued                                                                    ---                 ---                 ---
  Note repayments                                                                 ---                 ---                 ---
  Stock issuance                                                                  506                 108                 425
  Cash dividends                                                                 (449)               (448)               (810)
                                                                              -------             -------             -------
        Net cash provided by (used in) financing activities                        57                (340)               (385)
Increase (decrease) in cash                                                       555                 997              (7,590)
                                                                              -------             -------             -------
Cash at beginning of year                                                       1,623                 626               8,216
                                                                              -------             -------             -------
                                                                              -------             -------             -------
Cash at end of year                                                            $2,178              $1,623                $626
                                                                              -------             -------             -------
                                                                              -------             -------             -------


QUARTERLY RESULTS

UNAUDITED QUARTERLY STATEMENTS OF OPERATIONS DATA

(dollars in thousands)


                                                   Q1        Q2        Q3        Q4             Q1        Q2        Q3        Q4
                                                  1995      1995      1995      1995           1996      1996      1996      1996
                                                 ------------------------------------         ------------------------------------

Net interest income                              $4,612    $4,692    $4,823    $5,576         $5,499    $6,082    $5,898    $5,662
Provision for credit losses                         300       370       385       535          1,515     1,315       545     2,887
Other operating income                            4,433     4,121     3,525     4,496          5,585     4,411     3,929     5,645
Other operating expense                           7,197     7,077     6,957     7,785          8,091     9,067    10,681    11,107
                                                 ------------------------------------         ------------------------------------
Income (loss) before income taxes                 1,548     1,366     1,006     1,752          1,478       111    (1,399)   (2,687)
Provision (benefit) for
  income taxes                                      637       604       391       727            592        73      (595)   (1,081)
                                                 ------------------------------------         ------------------------------------
Net income (loss)                                  $911      $762      $615    $1,025           $886       $38     ($804)  ($1,606)
                                                 ------------------------------------         ------------------------------------
                                                 ------------------------------------         ------------------------------------

Net income (loss) available
  for common stock                                 $799      $650      $503    $1,025           $774      ($74)    ($916)  ($1,718)
                                                 ------------------------------------         ------------------------------------
                                                 ------------------------------------         ------------------------------------

Per share:
  Primary earnings (loss)                         $ .30     $ .24     $ .19      $.38          $ .29    ($ .03)   ($ .33)   ($ .63)
  Fully-diluted earnings (loss)                     .29       .24       .19       .32            .27      (.03)     (.33)     (.63)
  Common dividend                                   ---       ---       ---       ---            ---       ---       ---       ---

Common Stock Prices:
  High                                            $7.25     $9.25    $10.13     $9.38          $7.25     $9.25    $10.13    $11.50
  Low                                              5.75      6.38      7.25      7.50           5.75      6.38      7.25     10.38
  Close                                            6.75      8.50      8.88      8.00           6.75      8.50      8.88     11.50


     Net income in the fourth quarter of 1996 decreased $2,631,000 compared to the same quarter in 1995 primarily due to the provision for loan losses of $2,887,000 as compared to $535,000 in the same period one year ago.

     The results for the first quarter of 1995 were restated to reflect the adoption of SFAS No. 122 as of January 1, 1995, accounting for an additional $167,000 ($.05 per fully-diluted share) in the first quarter.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     NBR leases 34,000 square feet of office space for its main office from 137 Group, a partnership that includes as a minority partner NBR director Richard Colombini. The lease calls for payments of $71,954 per month plus annual rental increases through September 1999. Total lease payments in 1996, 1995, and 1994 for this location were $863,000, $863,000 and $648,000, respectively.

     (b)  CERTAIN BUSINESS RELATIONSHIPS.

     Except as disclosed elsewhere in this Item, management is not aware of any business relationships required to be disclosed hereunder.

     (c)  INDEBTEDNESS OF MANAGEMENT.

     Some of the Company's directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of or have had banking transactions with the Company in the ordinary course of the Company's business, and the Company expects to have banking transactions with such persons in the future. In management's opinion, all such loans and commitments to lend were made in the ordinary course of business, in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit worthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. The Company has a strong policy regarding review of the adequacy and fairness to the Company of loans to its directors and officers. At December 31, 1996, there were no outstanding balances under extensions of credit to directors and executive officers of the Company and companies with which directors are associated.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     1. The following consolidated financial statements of Redwood and its subsidiaries, and independent auditors' report included for the years ended December 31, 1996, 1995 and 1994 are included in Item 8.

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

     10.20* Compensation Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp.

     10.21* Executive Severance Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp.

     10.22* Salary Continuation Agreement between James E. Beckwith and Redwood Empire Bancorp.

     11.       Statement re Computation of Per Share Earnings.

     12.1      Statement re Computation of Ratio of Earnings to Fixed Charges.

     12.2 Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

     21.       Subsidiaries of the Registrant.

     24.       Consent of Deloitte & Touche LLP.

     (b)  REPORTS ON FORM 8-K.

     The Company filed the following Current Reports on Form 8-K during the last quarter of 1996:

     1. On October 24, 1996 reporting the declaration of a quarterly dividend of 19.5 cents per share on the Registrant's 7.80% Noncumulative Convertible Perpetual Preferred Stock and the earnings for the quarter ended September 30, 1996.

     2. On November 21, 1996 reporting the Board approval of the combination of Allied Bank and National Bank of the Redwoods.



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




REDWOOD EMPIRE BANCORP



By:  /S/ TOM D. WHITAKER                               Dated:   March 18, 1997
     -----------------------------------
     Tom D. Whitaker
       Chairman of the Board


And By:  /S/ PATRICK W. KILKENNY                       Dated:   March 18, 1997
        --------------------------------
        Patrick W. Kilkenny
        President and Chief Executive Officer
        (Principal Executive Officer)


And By:  /S/ JAMES E. BECKWITH                         Dated:   March 18, 1997
        --------------------------------
        James E. Beckwith
        Executive Vice President and
        Chief Financial Officer
        (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/S/ ORLANDO J. ANTONINI                                Dated:   March 18, 1997
--------------------------------
Orlando J. Antonini, Director



/S/ HASKELL E. BOYETT                                  Dated:   March 18, 1997
--------------------------------
Haskell E. Boyett, Director



/S/ ROBERT D. COOK                                     Dated:   March 18, 1997
--------------------------------
Robert D. Cook, Director



/S/ PATRICK W. KILKENNY                                Dated:   March 18, 1997
--------------------------------
Patrick W. Kilkenny, Director



/S/ JOHN R. OLSEN                                      Dated:   March 18, 1997
--------------------------------
John R. Olsen, Director



/S/ WILLIAM B. STEVENSON                               Dated:   March 18, 1997
--------------------------------
William B. Stevenson, Director



/S/ TOM D. WHITAKER                                    Dated:   March 18, 1997
--------------------------------
Tom D. Whitaker, Director
 and Chairman of the Board

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                     DESCRIPTION
     ------                     -----------

     10.20 Compensation Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp.

     10.21 Executive Severance Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp.

     10.22 Salary Continuation Agreement between James E. Beckwith and Redwood Empire Bancorp.

     11.       Statement re Computation of Per Share Earnings.

     12.1      Statement re Computation of Ratio of Earnings to Fixed Charges.

     12.2 Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

     21.       Subsidiaries of the Registrant.

     24.       Consent of Deloitte & Touche LLP.