Form 10-Q
period 1997-03-31
REDWOOD EMPIRE BANCORP
filed 1997-05-13
CIK 840007

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____


Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   May 1, 1997:  2,780,422

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       This page is page 1 of 22 pages.

                            REDWOOD EMPIRE BANCORP
                                     AND
                                 SUBSIDIARIES

                                    INDEX


                                                                            PAGE
                                                                            ----
PART I.        Financial Information

     ITEM 1.   Financial Statements

               Consolidated Statements of Operations
               Three Months ended March 31, 1997 and 1996. . . . . . . .      3

               Consolidated Balance Sheets
               March 31, 1997 and December 31, 1996. . . . . . . . . . .      4

               Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1997 and 1996. . . . . . . .      5

               Notes to Consolidated Financial Statements. . . . . . . .      7


     ITEM 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations  . . . .      9


PART II.       Other Information

     ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .     19

     ITEM 2.   Changes in Securities . . . . . . . . . . . . . . . . . .     19

     ITEM 3.   Defaults Upon Senior Securities . . . . . . . . . . . . .     19

     ITEM 4.   Submission of Matters to a Vote of Securities Holders . .     19

     ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . .     19

     ITEM 6.   Exhibits and Reports on Item 8-K  . . . . . . . . . . . .     19


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21


                       This page is page 2 of 22 pages.

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                   REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             1997        1996
                                                          ---------   ---------
Interest income:
  Interest and fees on  loans                                $8,628     $10,398
  Interest on investment securities                             829         718
  Interest on federal funds sold                                278         324
  Interest on time deposits due from
    financial institutions                                        3          53
                                                          ---------   ---------
Total interest income                                         9,738      11,493

Interest expense:
  Interest on deposits                                        4,288       5,343
  Interest on subordinated notes                                278         284
  Interest on other borrowings                                   83         367
                                                          ---------   ---------
Total interest expense                                        4,649       5,994
                                                          ---------   ---------

Net interest income                                           5,089       5,499
Provision for loan losses                                       585       1,515
                                                          ---------   ---------
Net interest income after loan loss provision                 4,504       3,984

Other operating income:
  Service charges on deposit accounts                           296         300
  Merchant draft processing, net                                422         488
  Loan servicing income                                         316         380
  Net realized gains (losses) on sale of
    investment securities available for sale                      1          17
  Gain on sale of loans and loan servicing                    1,507       3,536
  Other income                                                  467         864
                                                          ---------   ---------
Total other operating income                                  3,009       5,585

Other operating expense:
  Salaries and employee benefits                              3,654       4,487
  Occupancy and equipment expense                               885       1,362
  Restructuring charge                                           --          --
  Other                                                       1,974       2,242
                                                          ---------   ---------
Total other operating expense                                 6,513       8,091
                                                          ---------   ---------

  Income (loss) before income taxes                           1,000       1,478
  Provision (benefit) for income taxes                          420         592
                                                          ---------   ---------
Net income (loss)                                               580         886
Dividends on preferred stock                                    112         112
                                                          ---------   ---------
Net income (loss) available for common shareholders            $468        $774
                                                          ---------   ---------
                                                          ---------   ---------
Earnings per common and common equivalent share:
   primary net income (loss) per share                         $.16        $.29
   weighted average shares                                2,861,000   2,706,000
   fully diluted net income(loss) per share                    $.16        $.27
   weighted average shares                                2,861,000   3,244,000

Dividends per common share                                   $   --     $    --


See Notes to Consolidated Financial Statements.

                       This page is page 3 of 22 pages.

                   REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                             MARCH 31,    DECEMBER 31,
                                                               1997           1996
                                                             ---------    ------------
Cash and due from banks                                       $ 22,780      $ 20,261
Federal funds sold                                              15,320        25,212
Due from broker                                                     --            --
                                                             ---------    ------------
  Cash and cash equivalents                                     38,100        45,473

Interest bearing deposits due from financial institutions          318           315
Investment securities:
  Held to maturity (market value of $15,209 and $19,097)        14,986        18,781
  Available for sale, at market                                 34,796        33,852
                                                             ---------    ------------
    Total investment securities                                 49,782        52,633
Mortgage loans held for sale                                    19,064        29,487
Loans:
    Residential real estate mortgage                           111,094       111,563
    Commercial real estate mortgage                             79,479        80,604
    Commercial                                                  64,306        66,525
    Real estate construction                                    75,880        84,407
    Installment and other                                        6,900         7,112
    Less deferred loan fees                                     (2,575)       (2,797)
                                                             ---------    ------------
        Total portfolio loans                                  335,083       347,414
    Less allowance for loan losses                              (7,085)       (7,040)
                                                             ---------    ------------
        Net loans                                              327,998       340,374

Premises and equipment, net                                      3,784         4,049
Purchased mortgage servicing rights                                660           582
Other real estate owned                                          2,893         2,132
Cash surrender value of life insurance                           2,838         2,814
Other assets and interest receivable                            15,552        21,607
                                                             ---------    ------------
     Total assets                                             $460,990      $499,466
                                                             ---------    ------------
                                                             ---------    ------------

Deposits:
  Noninterest bearing demand deposits                         $ 69,921      $ 71,814
  Interest-bearing transaction accounts                        157,344       156,453
  Time deposits $100,000 and over                               59,996        75,411
  Other time deposits                                          117,546       132,772
                                                             ---------    ------------
    Total deposits                                             404,807       436,450

Other borrowings                                                 5,204        10,307
Subordinated notes                                              12,000        12,000
Other liabilities and interest payable                           8,860        10,977
                                                             ---------    ------------
     Total liabilities                                         430,871       469,734

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding 575,000 shares                       5,750         5,750
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding 2,767,659 and 2,746,490 shares     19,471        19,281
  Retained earnings                                              5,500         5,032
  Unrealized gain (loss) on investment securities carried as,
    or transfered from available for sale, net of income taxes    (602)         (331)
                                                             ---------    ------------
     Total shareholders' equity                                 30,119        29,732
                                                             ---------    ------------
                                                             ---------    ------------

     Total liabilities and shareholders' equity               $460,990      $499,466
                                                             ---------    ------------
                                                             ---------    ------------

See Notes to Consolidated Financial Statements.

                       This page is page 4 of 22 pages.

                   REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         1997           1996
                                                                      ---------      ----------
Cash flows from operating activities:
  Net income                                                          $     580      $      886

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                        788           1,086
  Net realized losses (gains) on securities available for sale               (1)            (17)
  Loans originated for sale                                             (61,778)       (457,759)
  Proceeds from sale of loans held for sale                              79,980         457,258
  Gain on sale of loans and loan servicing                               (1,507)         (3,536)
  Provision for loan losses                                                 585           1,515
  Change in other assets and interest receivable                          6,525          (1,857)
  Change in other liabilities and interest payable                       (2,194)          2,857
  Noncash restructuring charge                                               --              --
  Other, net                                                               (151)           (187)
                                                                      ---------      ----------
  Total adjustments                                                      22,247            (640)
                                                                      ---------      ----------
    Net cash provided by operating activities                            22,827             246
                                                                      ---------      ----------
Cash flows from investing activities:
  Net change in loans                                                     3,208         (39,362)
  Proceeds from sales of loans in portfolio                               1,311          27,076
  Purchases of investment securities available for sale                  (5,000)        (12,763)
  Purchases of investment securities held to maturity                        --            (200)
  Sales of investment securities available for sale                       6,974              --
  Maturities of investment securities available for sale                     --          10,500
  Maturities of investment securities held to maturity                      500              --
  Premises and equipment, net                                              (425)           (194)
  Purchase of mortgage servicing rights                                    (148)           (231)
  Noninterest bearing demand deposits                                        (3)             96
  Proceeds from sale of other real estate owned                              98             309
                                                                      ---------      ----------
    Net cash provided by (used in) investment activities                  6,515         (14,769)
                                                                      ---------      ----------
Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                     (1,893)         (2,026)
  Change in interest bearing transaction accounts                           890          19,847
  Change in time deposits                                               (30,640)         (1,522)
  Change in borrowings                                                   (5,103)        (16,742)
  Issuance of stock                                                         143              62
  Dividends paid                                                           (112)           (112)
                                                                      ---------      ----------
    Net cash used in financing activities                               (36,715)           (493)
                                                                      ---------      ----------
Net change in cash and cash equivalents                                  (7,373)        (15,016)
Cash and cash equivalents at beginning of period                         45,473          55,140
                                                                      ---------      ----------
Cash and cash equivalents at end of period                            $  38,100      $   40,124
                                                                      ---------      ----------
                                                                      ---------      ----------

                                 (Continued)

                       This page is page 5 of 22 pages.

                   REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (CONTINUED)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         1997           1996
                                                                      ---------      ----------

Supplemental Disclosures:

Cash paid during the period for:
  Income taxes                                                        $      --      $      267
  Interest expense                                                        4,625           6,211

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                         1,292             527
  Transfer from loans to mortgage loans held for sale                        --              --
  Transfer from mortgage loans held for sale to loans                        --          50,000
  Transfer of investment securities from available for sale
     to held to maturity                                                     --              --





                       This page is page 6 of 22 pages.

                   REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1996 Annual Report to shareholders. The statements include the accounts of Redwood Empire Bancorp and its wholly owned subsidiary, National Bank of the Redwoods ("NBR"). All significant intercompany balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     Certain reclassifications were made to prior period financial statements to conform to current period presentations.

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Federal funds sold are generally for one day periods.

2. On March 24, 1997, Allied Bank, F.S.B. a wholly owned subsidiary of Redwood, was merged into NBR. In connection with the merger, NBR assumed all of Allied's rights and obligations. As a result of the merger Allied Bank, F.S.B. ceased to exist.

3.   Net Income per Share

     Net income per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents outstanding during the periods ended March 31, 1997 and 1996.

4.   New Accounting Pronouncements

     The Company has adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-component approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Management believes that adoption of SFAS 125 does not have a material effect on the financial condition or results of operations of the Company.


                       This page is page 7 of 22 pages.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is currently computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.17 and $.29 for the quarters ended March 31, 1997 and 1996 respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS reported for the periods.

                       This page is page 8 of 22 pages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Redwood Empire Bancorp ("Redwood," and with its subsidiaries the "Company") is a financial institution holding company headquartered in Santa Rosa, California. Redwood has one subsidiary, National Bank of the Redwoods, a national bank ("NBR").

     Certain statement in this quarterly report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; and changes in business conditions, volatility of rate sensitive deposits, operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. In addition, such risks and uncertainties include mortgage banking activities, merchant card processing and concentration of lending activities all of which have been described in "Certain Important Considerations for Investors".

     The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1996 to March 31, 1997, and significant changes and trends in the Company's results of operations for the three months ended March 31, 1997, compared to the same period in 1996.

SUMMARY OF FINANCIAL RESULTS

     The Company reported net income of $580,000 ($.16 per share, fully diluted) for the three months ended March 31, 1997, compared to $886,000 ($.29 per share, fully diluted) for the same period in 1996. The decrease in net income in 1997 over 1996 is primarily due to a decline in first quarter net interest income of $410,000 or 7.5%, a decrease of $2,576,000 or 46.1% in first quarter other operating income, both being offset by a decline in first quarter other operating expense of $1,578,000 or 19.5%.

NET INTEREST INCOME

     Net interest income decreased $410,000 for the first quarter of 1997 compared to the first quarter of 1996. The decrease is primarily due to a decline in average earning assets from March 31, 1996 to March 31, 1997 of $75,031,000 or 14.7% partially offset by an increase in net interest margin. The net interest margin increased to 4.69% for the first quarter of 1997 compared to 4.32% one year ago.

                       This page is page 9 of 22 pages.

     The decline in earning assets of the Company is due principally to the decline in mortgage loans held for sale. The average of such loans declined $39,011,000 from $59,408,000 as of March 31, 1996 to $20,397,000 as of March
31, 1997. This decline was a direct result of management's fourth quarter of 1996 decision to significantly curtail its "A paper" wholesale mortgage banking operations.

     With respect to the net interest margin, the yield on earning assets declined slightly from 9.04% to 8.98%. However, as a result of decreased funding needs, the Company significantly reduced its higher cost time certificates of deposits. Total time certificates of deposits amounted to $177,542,000 as of March 31, 1997 as compared to $261,834,000 as of March 31,
1996 which results in a decline of $84,292,000 or 32.2%. This reduction in higher cost liabilities had a significant effect on overall yield paid for interest-bearing liabilities. Such yield declined from 5.42% in the first quarter of 1996 to 5.02% for the same quarter in 1997.

     The following is an analysis of the net interest margin:

                                            Three months ended            Three months ended
                                               March 31, 1997               March 31, 1996
                                        Average                %      Average                %
     (dollars in thousands)             Balance   Interest   Yield    Balance   Interest   Yield
                                       --------   --------   -----   --------   --------   -----
     Earning assets (1)                $433,622     $9,738    8.98   $508,653   $11,493     9.04
     Interest-bearing liabilities       370,501      4,649    5.02    442,690     5,994     5.42
                                                    ------                      -------
     Net interest income                            $5,089                       $5,499
                                                    ------                      -------
                                                    ------                      -------
     Net interest income to
       earning assets                                         4.69                          4.32


     (1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.

                       This page is page 10 of 22 pages.

     The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 1997 and 1996. Changes not solely attributable to rate or volume have been allocated to rate.


                                                                       March 31, 1997 over
                                                                         March 31, 1996
                                                                   ----------------------------
                                                                    Volume     Rate     Total
                                                                   ----------------------------
                                                                          (in thousands)
     Increase (decrease) in interest income:
       Portfolio loans                                               ($891)   ($249)    ($1,140)
       Mortgage loans held for sale                                   (772)     142        (630)
       Investment securities                                           124      (13)        111
       Interest-earning deposits with other institutions               (50)      --         (50)
       Federal funds sold                                              (85)      39         (46)
                                                                   ----------------------------
     Total increase (decrease)                                      (1,674)     (81)     (1,755)
                                                                   ----------------------------
     Increase (decrease) in interest expense:
       Interest-bearing transaction accounts                           155       15         170
       Time deposits                                                (1,066)    (159)     (1,225)
       Other borrowings                                               (281)      (9)       (290)
                                                                   ----------------------------
     Total increase (decrease)                                      (1,192)    (153)     (1,345)
                                                                   ----------------------------
     Increase in net interest income                                 ($482)     $72       ($410)
                                                                   ----------------------------
                                                                   ----------------------------

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended March 31, 1997 amounted to $585,000 as compared to $1,515,000 in the same quarter in the previous year. The decrease in the provision for loan losses for the comparable three month period is due principally to a first quarter of 1996 loan loss provision relating to an acquired lease portfolio of $1,412,000, the Seller/Servicer of which filed for bankruptcy. For further discussion see Allowance for Loan Losses.

                       This page is page 11 of 22 pages.

OTHER OPERATING INCOME AND EXPENSE AND INCOME TAXES

     Other Operating Income

     The following table sets forth the components of the Company's other operating income for the three months ended March 31, 1997, as compared to the same period in 1996.

                                                     Three Months Ended
                                                          March 31
                                                     ------------------     %
     (dollars in thousands)                           1997       1996    Change
                                                     ------     ------   ------
     Service charges on deposit accounts                296        300     (1)
     Merchant draft processing, net                     422        488    (14)
     Loan servicing income                              316        380    (17)
     Gain (loss) on securities                            1         17    (94)
     Gain on sale of loans and servicing              1,507      3,536    (57)
     Other income                                       467        864    (46)
                                                     ------     ------
     Total other operating income                    $3,009     $5,585    (46)
                                                     ------     ------
                                                     ------     ------

     Other operating income decreased $2,576,000 or 46.1% to $3,009,000 for the first quarter of 1997 when compared to $5,585,000 for the same period in 1996. Such decline is due primarily to a decline in gains on sales of loans and servicing of $2,029,000. As previously mentioned, the Company significantly curtailed its mortgage "A paper" mortgage banking business the fourth quarter of 1996. Accordingly, gain on sale of loan revenue from mortgage banking operations has significantly declined.

     Due to the Company's sale of mortgage loan servicing rights associated with $839,945,000 mortgage loans in the third and fourth quarters 1996, loan servicing income declined $64,000 in the first quarter of 1997. With a significant reduction in serviced loans, revenue from these operations will continue to be less than comparable historical performance.

     Other income declined $397,000 in the first quarter of 1997 when compared to the same quarter in 1996. This decline is again attributable to the reduction in "A paper" mortgage banking operations.

     Currently the Company's mortgage banking operation is comprised of sub-prime mortgage banking and residential mortgage loan brokerage. For the remainder of the year revenue from these operations is expected to be significantly less than comparable historical performance of the Company's mortgage banking unit.

                       This page is page 12 of 22 pages.

     Other Operating Expense

     Other operating expense decreased by $1,578,000 or 19.5% to $6,513,000 during the first quarter of 1997 compared to $8,091,000 for the first quarter of 1996, primarily due to the Company's restructuring plan, initiated in the fourth quarter of 1996, which included the termination of employees, the closing of several mortgage loan production offices, write-off of duplicate or unnecessary fixed assets, and the merger of Allied Bank, F.S.B. into NBR.

     The following table sets forth the components of the Company's other operating expense during the three months ended March 31, 1997, as compared to the same period in 1996.

                                                     Three Months Ended
                                                          March 31
                                                     ------------------     %
     (dollars in thousands)                           1997       1996    Change
                                                     ------     ------   ------
     Salaries and employee benefits                  $3,654     $4,487    (19)
     Occupancy and equipment expense                    885      1,362    (35)
     Restructuring charge                                --         --     --
     Other                                            1,974      2,242    (12)
                                                     ------     ------
     Total other operating expense                   $6,513     $8,091    (20)
                                                     ------     ------
                                                     ------     ------

     The Company expects other operating expense will continue to decline for the remainder of the year due to the virtual elimination of the "A paper" wholesale mortgage banking operations and the effect of consolidating Allied Bank, F.S.B. into NBR.

     Income Taxes

     The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective rate was 42.0% for the three-months ended March 31, 1997, compared to 40.1% for the same period in 1996.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale decreased $10,423,000 or 35% to $19,064,000 at March 31, 1997 compared to $29,487,000 at December 31, 1996. The decrease was due to the Company's decision to significantly curtail its "A paper" mortgage banking operations in the fourth quarter of 1996.

LOANS

     Total loans decreased $12,331,000 or 6% to $335,083,000 at March 31, 1997 compared to $347,414,000 at December 31, 1996. The principal reason for this decline relates to construction loans whose balance declined $8,637,000 due to loan payoffs.

                       This page is page 13 of 22 pages.

     The following table summarizes the composition of the loan portfolio at March 31, 1997 and December 31, 1996.

                                     March 31, 1997    December 31, 1996
                                    ----------------   -----------------
(dollars in thousands)               Amount       %     Amount       %
                                    ----------------   -----------------
Residential real estate mortgage    $111,094     33%   $111,563     33%
Commercial real estate mortgage       79,479     24      80,604     23
Commercial                            64,306     19      66,525     19
Real estate construction              75,880     23      84,407     24
Installment and other                  6,900      2       7,112      2
Less deferred fees                    (2,575)    (1)     (2,797)    (1)
                                    ----------------   ----------------
    Total loans                      335,083    100%    347,414    100%
                                                ----               ----
                                                ----               ----
Less allowance for loan losses        (7,085)            (7,040)
                                    --------           --------
    Net loans                       $327,998           $340,374
                                    --------           --------
                                    --------           --------

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

     The adequacy of the Company's allowance for loan losses is based on specific and formula allocations to the Company's loan portfolio. Specific allocations of the allowance for loan losses are made to identified problem or potential problem loans. The specific allocations are increased or decreased through management's reevaluation of the status of the particular problem loans. Loans which do not receive a specific allocation receive an allowance allocation based on a formula, represented by a percentage factor based on underlying collateral, type of loan, historical charge-offs and general economic conditions and other qualitative factors.

                       This page is page 14 of 22 pages.

The following table summarizes the Company's allowance for loan losses:

                                                       Three months ended
                                                             March 31
                                                       ------------------
     (dollars in thousands)                             1997       1996
                                                       ------     ------
     Beginning allowance for loan losses               $7,040     $5,037
     Provision for loan losses                            585      1,515
     Charge-offs                                         (575)      (199)
     Recoveries                                            35         27
                                                       ------     ------
     Ending allowance for loan losses                  $7,085     $6,380
                                                       ------     ------
                                                       ------     ------

     Net charge-offs to average
        loans (annualized)                                .64%       .17%

     The allowance for loan losses as a percentage of portfolio loans increased from 2.03% at December 31, 1996 to 2.11% at March 31, 1997. The increase in this percentage is due to a $12,331,000 decline in the Company's total loan portfolio. The decrease in the provision of $930,000 over the same period in 1996 is primarily due to a lease portfolio of $1,412,000 purchased from a company currently in bankruptcy proceedings who retained the servicing of such portfolio.

     Although the Company's provision for loan losses declined significantly in the first quarter of 1997 when compared to the same quarter of 1996, no assurances can be given that future quarterly provisions for loan losses will be maintained at the 1997 first quarter level.

NONPERFORMING ASSETS

     The following table summarizes the Company's  nonperforming assets.


                                                       March 31,    December 31,
     (dollars in thousands)                              1997           1996
                                                       ---------    ------------
     Nonaccrual loans                                   $ 9,670        $ 8,246
     Accruing loans past due 90 days or more                746          1,536
     Restructured loans                                   1,622            599
                                                       ---------    ------------
     Total nonperforming loans                           12,037         10,381
     Other real estate owned                              2,893          2,132
     Other assets owned                                     640            668
                                                       ---------    ------------
     Total nonperforming assets                         $15,570        $13,181
                                                       ---------    ------------
                                                       ---------    ------------

     Nonperforming assets to total assets                  3.38%         2.64%

                       This page is page 15 of 22 pages.

     Nonperforming assets have increased from $13,181,000 as of December 31, 1996 to $15,570,000 as of March 31, 1997. The principal reasons for this increase relate to an increase in restructured loans of $1,023,000, an increase in nonaccrual loans of $1,424,000, an increase in other real estate owned of $761,000, all being offset by a decline in accruing loans past due 90 days or more of $790,000. In the first quarter of 1997 the Company was required to repurchase three nonperforming residential mortgage loans totaling $721,000 which had been previously sold to investors.

     Nonperforming loans consist of loans to 83 borrowers, 34 of which have balances in excess of $100,000. The two largest have recorded balances of $742,000 secured by general business assets and $684,000 secured by residential real estate. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

     Other real estate owned consists of 21 properties. 17 properties are residential and four construction lots. Other assets owned included contract receivable rights and repossessed personal property valued at $640,000.

     Although the volume of nonperforming assets will depend in part on the future economic environment, there are also five loan relationships which total approximately $2,585,000 about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

     Construction lending generally bears a greater degree of risk than other forms of real estate lending. Accordingly, due to the Company's current level of outstanding construction loans, the Company may experience an increase in non performing loans from this loan category.

     In the first quarter of 1997 the Company was required to repurchase three non performing residential mortgage loans from investors. From time to time the Company may be required to repurchase mortgage loans from investors depending upon the terms of the purchase agreement between the investor and the Company. Such repurchase terms include first payment default or fraud. Primarily these repurchases involve loans which are in default. The Company expects that it may be required to repurchase loans in the future. The Company maintains a reserve for its estimate of potential losses associated with recourse provisions of certain loan sale agreements.

     At March 31, 1997 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $12,037,000 of which $7,550,000 relates to the recorded investment for which there is a related allowance for credit losses of $929,000 determined in accordance with these statements and $4,487,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these standards.

                       This page is page 16 of 22 pages.

     The average recorded investment in the impaired loans during the three months ended March 31, 1997 and March 31, 1996 was $16,928,000 and $7,690,000; the related amount of interest income recognized during the periods that such loans were impaired was $14,000 for 1997 and $54,000 for
1996.   No interest income was recognized using a cash-basis method of accounting during the period that the loans were impaired.

LIQUIDITY

     Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses of the parent. It is Redwood's general policy to retain liquidity at Redwood at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of March 31, 1997, Redwood held $3,644,000 in deposits at its subsidiary and a $3,000,000 subordinated note issued by NBR.

     Beginning with the fourth quarter of 1992, Redwood has paid a quarterly dividend of $.03 per share of Common Stock. In the fourth quarter of 1993, this dividend was increased to $0.035 per share. This dividend was suspended in the fourth quarter of 1994. In addition, Redwood pays quarterly dividends of 7.8% on its preferred stock of $5,750,000 and interest at 8.5% on $12,000,000 of subordinated debentures issued in 1993. Payment of these obligations is dependent on dividends from NBR. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became undercapitalized. If NBR is restricted from paying dividends, Redwood could be unable to pay the above obligations. No assurance can be given as to the ability of NBR to pay dividends to Redwood.

     In the fourth quarter of 1994, Redwood received a dividend of $200,000 from NBR and $400,000 from Allied. During 1995, NBR and Allied declared dividends of $860,000 and $227,000 respectively, compared to 1996, NBR and Allied declared dividends of $215,000 and $2,227,000 respectively. During the first quarter of 1997, NBR declared dividends of $215,000. Management believes that at March 31, 1997, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.

     Although each entity within the consolidated group manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas; operating, investing and financing. For the three months ended March 31, 1997 the Company received $22,827,000 and $6,515,000 in cash flows from operating and investing activities while using $36,715,000 in financing activities.

                       This page is page 17 of 22 pages.

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

     The Company and each of its subsidiaries are required to maintain minimum capital ratios defined by various federal government regulatory agencies. The FRB and the OCC have each established capital guidelines, which include minimum capital requirements. The regulations impose three sets of standards: a "risk-based", "leverage" and "tangible" capital standard.

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

     The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at December 31, 1996 and March 31, 1997.

                                                      Company     NBR
                                                      ------------------
March 31, 1997
  Total capital to risk based assets                    13.15    12.32
  Tier 1 capital to risk based assets                    8.41    10.19
  Leverage ratio                                         5.58     7.56

December 31, 996
  Total capital to risk based assets                    12.12    12.28
  Tier 1 capital to risk based assets                    7.63     9.40
  Leverage ratio                                         5.46     6.87


                       This page is page 18 of 22 pages.

CERTAIN IMPORTANT CONSIDERATIONS FOR INVESTORS

     MORTGAGE BANKING ACTIVITY. The Company's historic results of operations has been significantly influenced by mortgage banking activity, which can fluctuate significantly, in both volume and profitability, with changes in interest rate movements. In the fourth quarter of 1996, the Company significantly curtailed its "A paper" wholesale mortgage loan production. As a result of this action, the Company's future mortgage loan production revenue and expenses will be significantly reduced from pre 1997 levels.

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

     CONCENTRATION OF LENDING ACTIVITIES. Concentration of the Company's lending activities in the real estate sector, including construction loans could have the effect of intensifying the impact on the Company of adverse changes in real estate market in the Company's lending areas. At March 31, 1997, approximately 85% of the Company's loans were secured by real estate, of which 22% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

                       This page is page 19 of 22 pages.

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

                       This page is page 20 of 22 pages.

          (b)  REPORTS ON FORM 8-K

               Form 8-K dated January 27, 1997 declaring first quarterly dividend on its Redwood Empire Bancorp's preferred stock payable on February 14, 1997.

               Form 8-K dated January 30, 1997 announcing fourth quarter and full year 1996 financial results.

               Form 8-K dated February 2, 1997 announcing completion of combination of Allied Bank and National Bank of the Redwoods subsidiaries.

               Form 8-K dated February 6, 1997 reporting receipt of approval to combine Allied Bank and National Bank of the Redwoods subsidiaries.

               Form 8-K dated February 19, 1997 announcing management change at its Allied Bank subsidiary.

                       This page is page 21 of 22 pages.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.




                            REDWOOD EMPIRE BANCORP
                                 (Registrant)




DATE:       5-01-97          BY:      /s/ James E. Beckwith
           ---------                  -------------------------------------
                                      James E. Beckwith
                                      Executive Vice President,
                                      Chief Financial Officer,
                                      Principal Financial Officer, and
                                      Principal Accounting Officer





                       This page is page 22 of 22 pages.