Form 10-Q
period 1997-06-30
REDWOOD EMPIRE BANCORP
filed 1997-08-13
CIK 840007

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. August 1, 1997: 2,784,200

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           This page is page 1 of 22 pages.

                                REDWOOD EMPIRE BANCORP
                                         AND
                                     SUBSIDIARIES

                                        INDEX


                                                                          PAGE
PART I.  Financial Information                                            ----

 ITEM 1. Financial Statements

         Consolidated Statements of Operations
         Three and Six Months ended June 30, 1997 and 1996 . . . . . . . . . .3

         Consolidated Balance Sheets
         June 30, 1997 and December 31, 1996 . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . .5

         Notes to Consolidated Financial Statements. . . . . . . . . . . . . .7


 ITEM 2. Management's Discussion and Analysis
         of Financial Condition and Results of  Operations . . . . . . . . . .9


PART II. Other Information

 ITEM 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . 21

 ITEM 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . 21

 ITEM 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . 21

 ITEM 4. Submission of Matters to a Vote of Securities Holders. . . . . . . . 21

 ITEM 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . 21

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Operations
                     (dollars in thousands except per share data)
                                     (unaudited)

                                                            Three Months Ended     Six Months Ended
                                                                 June 30,               June 30,
                                                             1997        1996       1997        1996
                                                        -----------   ---------  ----------  ---------
Interest income:
  Interest and fees on loans                               $8,396     $10,845     $17,024    $21,243
  Interest on investment securities                           852         747       1,681      1,465
  Interest on federal funds sold                              237         187         515        511
  Interest on time deposits due from
    financial institutions                                      3          60           6        113
                                                        -----------   ---------  ----------  ---------
Total interest income                                       9,488      11,839      19,226     23,332

Interest expense:
  Interest on deposits                                      3,846       5,020       8,134     10,363
  Interest on subordinated notes                              276         277         554        561
  Interest on other borrowings                                 35         460         118        827
                                                        -----------   ---------  ----------  ---------
Total interest expense                                      4,157       5,757       8,806     11,751
                                                        -----------   ---------  ----------  ---------
Net interest income                                         5,331       6,082      10,420     11,581
Provision for loan losses                                     585       1,315       1,170      2,830
                                                        -----------   ---------  ----------  ---------
Net interest income after loan loss provision               4,746       4,767       9,250      8,751

Other operating income:
  Service charges on deposit accounts                         285         306         581        606
  Merchant draft processing, net                              370         519         792      1,007
  Loan servicing income                                       199         505         515        885
  Net realized (losses) on sale of
    investment securities available for sale                   (8)         (8)         (7)        (8)
  Gain on sale of loans and loan servicing                    823       2,545       2,330      6,081
  Other income                                                666         544       1,133      1,425
                                                        -----------   ---------  ----------  ---------
Total other operating income                                2,335       4,411       5,344      9,996

Other operating expense:
  Salaries and employee benefits                            2,500       4,123       6,154      8,610
  Occupancy and equipment expense                             758       1,357       1,643      2,719
  Restructuring charge                                        (33)        ---         (33)     ---
  Other                                                     2,329       3,587       4,303      5,829
                                                        -----------   ---------  ----------  ---------
Total other operating expense                               5,554       9,067      12,067     17,158
                                                        -----------   ---------  ----------  ---------
  Income (loss) before income taxes                         1,527         111       2,527      1,589
  Provision (benefit) for income taxes                        643          73       1,063        665
                                                        -----------   ---------  ----------  ---------

Net income (loss)                                             884          38       1,464        924
Dividends on preferred stock                                  112         112         224        224
                                                        -----------   ---------  ----------  ---------
Net income (loss) available for common shareholders          $772        ($74)     $1,240       $700
                                                        -----------   ---------  ----------  ---------
                                                        -----------   ---------  ----------  ---------
Earnings per common share and common equivalent share:
   Primary net income (loss) per share                       $.27       ($.03)       $.43       $.26
   Weighted average shares                              2,887,000   2,713,000   2,871,000   2,731,000
   Fully diluted net income(loss) per share                  $.26       ($.03)       $.43       $.26
   Weighted average shares                              3,386,000   2,713,000   3,373,000   2,731,000

Dividends per common share                                 $  ---      $  ---      $  ---      $  ---

See Notes to Consolidated Financial Statements.

                         This page is page 3 of 22 pages.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                (dollars in thousands)
                                     (unaudited)

                                                                   June 30       December 31,
                                                                    1997             1996
                                                                -------------   -------------
Cash and due from banks                                            $24,558         $20,261
Federal funds sold                                                  19,378          25,212
Due from broker                                                        ---           ---
                                                                -------------   -------------
  Cash and cash equivalents                                         43,936          45,473

Interest bearing deposits due from financial institutions              308             315
Investment securities:
  Held to maturity (market value of $19,133 and $19,097)            19,169          18,781
  Available for sale, at market                                     30,782          33,852
                                                                -------------   -------------
    Total investment securities                                     49,951          52,633
Mortgage loans held for sale                                         9,548          29,487
Loans:
    Residential real estate mortgage                               116,895         124,765
    Commercial real estate mortgage                                 66,381          67,401
    Commercial                                                      61,544          66,525
    Real estate construction                                        73,169          84,408
    Installment and other                                            6,935           7,112
    Less deferred loan fees                                         (2,633)         (2,797)
                                                                -------------   -------------
        Total portfolio loans                                      322,291         347,414
    Less allowance for loan losses                                  (7,548)         (7,040)
                                                                -------------   -------------
        Net loans                                                  314,743         340,374

Premises and equipment, net                                          3,819           4,049
Mortgage servicing rights                                              597             582
Other real estate owned                                              3,535           2,132
Cash surrender value of life insurance                               2,867           2,814
Other assets and interest receivable                                12,264          21,607
                                                                -------------   -------------
     Total assets                                                 $441,568        $499,466
                                                                -------------   -------------
                                                                -------------   -------------
Deposits:
  Noninterest bearing demand deposits                              $76,282         $71,814
  Interest-bearing transaction accounts                            147,404         156,453
  Time deposits $100,000 and over                                   58,285          75,411
  Other time deposits                                              105,051         132,772
                                                                -------------   -------------
    Total deposits                                                 387,022         436,450

Other borrowings                                                     4,830          10,307
Subordinated notes                                                  12,000          12,000
Other liabilities and interest payable                               6,440          10,977
                                                                -------------   -------------
     Total liabilities                                             410,292         469,734

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding 575,000 shares                           5,750           5,750
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding 2,781,922 and 2,748,652 shares         19,614          19,281
  Retained earnings                                                  6,272           5,032
  Unrealized gain (loss) on investment securities carried as,
    or transfered from available for sale, net of income taxes        (360)           (331)
                                                                -------------   -------------
     Total shareholders' equity                                     31,276          29,732
                                                                -------------   -------------
     Total liabilities and shareholders' equity                   $441,568        $499,466
                                                                -------------   -------------
                                                                -------------   -------------

See Notes to Consolidated Financial Statements.

                         This page is page 4 of 22 pages.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (unaudited)


                                                                      Six Months Ended
                                                                          June 30,
                                                                     1997          1996
                                                                  ----------     --------
Cash flows from operating activities:

  Net income                                                        $1,464           $924

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                   330          1,155
  Net realized losses (gains) on securities available for sale           7              8
  Loans originated for sale                                        (92,081)      (882,473)
  Proceeds from sale of loans held for sale                        128,796        930,486
  Gain on sale of loans and loan servicing                          (2,330)        (6,081)
  Provision for loan losses                                          1,170          2,830
  Change in other assets and interest receivable                     9,563         (3,039)
  Change in other liabilities and interest payable                  (4,901)         2,652
  Noncash restructuring charge                                         ---          ---
  Other, net                                                           386           (592)
                                                                  ----------     --------
  Total adjustments                                                 40,940         44,946
                                                                  ----------     --------
  Net cash provided by operating activities                         42,404         45,870
                                                                  ----------     --------
Cash flows from investing activities:
  Net change in loans                                                6,000        (31,125)
  Proceeds from sales of loans in portfolio                          1,973            817
  Purchases of investment securities available for sale             (7,971)       (21,206)
  Purchases of investment securities held to maturity                 (730)          (200)
  Sales of investment securities available for sale                  4,020          3,992
  Maturities of investment securities available for sale             6,974         11,500
  Maturities of investment securities held to maturity                 500            926
  Premises and equipment, net                                         (540)          (455)
  Purchase of mortgage servicing rights                               (155)         ---
  Noninterest bearing demand deposits                                    7            103
  Proceeds from sale of other real estate owned                        846          1,090
                                                                  ----------     --------
    Net cash provided by (used in) investment activities            10,924        (34,558)
                                                                  ----------     --------
Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                 4,468         (3,309)
  Change in interest bearing transaction accounts                   (9,050)        20,823
  Change in time deposits                                          (44,846)       (32,887)
  Change in borrowings                                              (5,477)       (24,633)
  Issuance of stock                                                    264            424
  Dividends paid                                                      (224)          (224)
                                                                  ----------     --------
    Net cash used in financing activities                          (54,865)       (39,806)
                                                                  ----------     --------
Net change in cash and cash equivalents                             (1,537)       (28,494)
Cash and cash equivalents at beginning of period                    45,473         55,140
                                                                  ----------     --------

Cash and cash equivalents at end of period                         $43,936        $26,646
                                                                  ----------     --------
                                                                  ----------     --------

                                     (Continued)

                         This page is page 5 of 22 pages.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Continued)


                                                                       Six Months Ended
                                                                           June 30,
                                                                      1997           1996
                                                                  ------------   -----------
Supplemental Disclosures:

Cash paid during the period for:
  Income taxes                                                         $60        $2,463
  Interest expense                                                  10,581        12,200

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                    2,591         1,643
  Loans to facilitate sale of other real estate owned                  ---         ---
  Transfer from loans to mortgage loans held for sale                  ---        59,000
  Transfer from mortgage loans held for sale to loans                1,377         ---









                         This page is page 6 of 22 pages.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                     (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1996 Annual Report to shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR"). All significant inter-company balances and transactions have been eliminated.
The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

3.  Net Income per Share

    Net income per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents outstanding during the periods ended June 30, 1997 and 1996.

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

    If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.28 and ($.03) for the quarters ended June 30, 1997 and 1996 and $.45 and $.26 for the year ended June 30, 1997 and 1996 respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS reported for the periods.




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

    Certain statements in this quarterly report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; and changes in business conditions, volatility of rate sensitive deposits, operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. In addition, such risks and uncertainties include mortgage banking activities, merchant card processing and concentration of lending activities all of which have been described in "Certain Important Considerations for Investors".

    The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1996 to June 30, 1997, and significant changes and trends in the Company's results of operations for the three and six months ended June 30, 1997, compared to the same period, in 1996.

SUMMARY OF FINANCIAL RESULTS

    The Company reported net income of $884,000 ($.26 per share, fully diluted) for the three months ended June 30 1997, compared to $38,000 (a loss of $.03 per share, fully diluted, due to the effect of the preferred dividend) for the same period in 1996. Net income for the six months ended June 30, 1997 was $1,464,000 ($.43 per share, fully diluted) compared to $924,000 ($.26 per share, fully diluted) for the same period in 1996.


                         This page is page 9 of 22 pages.

NET INTEREST INCOME

    Net interest income decreased $751,000 for the second quarter of 1997 compared to the second quarter of 1996. The decrease is primarily due to a decrease in average earning assets of $106,611,000 or 21% partially offset by an increase in net interest margin. The net interest margin increased to 5.37% for the second quarter of 1997 compared to 4.83% one year ago.

    Net interest income of $10,420,000 declined $1,161,000 or 10% for the six months ended June 30, 1997 when compared to the same period one year ago.
The decrease is primarily due to a decline in earning assets of $90,821,000 or 18% offset by an increase in net interest margin. Net interest margin for the first six months of 1997 was 5.02% as compared to 4.57% for the same period one year ago.

    The decline in earning assets of the Company is due principally to the decline in mortgage loans held for sale. The average of such loans declined $64,974,000 from $86,225,000 as of June 30, 1996 to $21,251,000 as of June
30, 1997. Average mortgage loans held for sale amounted to $18,606,000 in the second quarter of 1997 as compared to $113,042,000 in the same period one year ago. Such average was $21,252,000 for the first six months of 1997 as compared to $86,225,000 for the first six months of 1996. This decline was a direct result of management's fourth quarter of 1996 decision to significantly curtail its "A paper" wholesale mortgage banking operations.

    In contrast, the net interest margin increased significantly due to an increased yield on earning assets and a decline on interest bearing liabilities. Due to a change in the earning asset mix resulting from the reduction of mortgage loans held for sale, the yield on earning assets increased slightly from 9.40% to 9.55%. As a result of decreased funding needs, the Company significantly reduced its higher cost time certificates of deposits. Total time certificates of deposits amounted to $163,336,000 as of June 30, 1997 as compared to $230,469,000 as of June 30, 1996 which results in a decline of $67,133,000 or 29.1%. This reduction in higher cost liabilities had an effect on overall yield paid for interest-bearing liabilities. Such yield declined from 5.22% in the second quarter of 1996 to 5.15% for the same quarter in 1997. For the six months ended June 30, 1997, such yield declined from 5.32% to 5.08% when compared to the same period one year ago.


                         This page is page 10 of 22 pages.

    The following is an analysis of the net interest margin:

                                          Three months ended                     Three months ended
                                             June 30, 1997                        June 30, 1996
                                     Average                      %      Average                      %
(dollars in thousands)               Balance    Interest       Yield     Balance    Interest       Yield
                                   ---------------------------------    ---------------------------------
Earning assets (1)                  $397,298      $9,488        9.55    $503,909     $11,839        9.40
Interest-bearing liabilities         322,977       4,157        5.15     441,398       5,757        5.22
                                                 -------                             -------
Net interest income                               $5,331                              $6,082
                                                 -------                             -------
                                                 -------                             -------
Net interest income to
  earning assets                                                5.37                                4.83

                                           Six months ended                       Six months ended
                                            June 30, 1997                           June 30, 1996
                                    ---------------------------------   -------------------------------
                                     Average                      %      Average                      %
(dollars in thousands)               Balance    Interest       Yield     Balance    Interest       Yield
                                   ---------------------------------    ---------------------------------
Earning assets (1)                  $415,460     $19,226        9.26    $506,281     $23,332        9.22
Interest-bearing liabilities         346,739       8,806        5.08     442,044      11,751        5.32
                                                 -------                             -------
Net interest income                              $10,420                             $11,581
                                                 -------                             -------
                                                 -------                             -------
Net interest income to
  earning assets                                                5.02                                4.57

(1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.

    The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the six months ended June 30, 1997 and 1996. Changes not solely attributable to rate or volume have been allocated to rate.

                                                                June 30, 1997 over
                                                                  June 30, 1996
                                                        ----------------------------------
                                                          Volume        Rate       Total
                                                        -----------------------------------
                                                                   (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                          ($990)    ($1,314)    ($2,304)
  Mortgage loans held for sale                            (2,248)        333      (1,915)
  Investment securities                                     (127)        230         103
  Interest-earning deposits with other institutions          ---           6           6
  Federal funds sold                                         (82)         86           4
                                                        -----------------------------------
Total increase (decrease)                                 (3,447)       (659)     (4,106)
                                                        -----------------------------------
Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                      216         (35)        181
  Time deposits                                           (2,360)        (50)     (2,410)
  Other borrowings                                          (843)        127        (716)
Total increase (decrease)                                 (2,987)         42      (2,945)
                                                        -----------------------------------
Increase in net interest income                            ($460)      ($701)    ($1,161)
                                                        -----------------------------------
                                                        -----------------------------------

                         This page is page 11 of 22 pages.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three months ended June 30, 1997 amounted to $585,000 as compared to $1,315,000 in the same quarter in the previous year. For the six months ended June 30, 1997 the provision decreased $1,660,000 from $2,830,000 in 1996 to $1,170,000 in 1997. The decrease in the provision for loan losses for the comparable three month and six month period is due principally to a 1996 loan loss provision relating to an acquired lease portfolio of $1,412,000, the Seller/Servicer of which filed for bankruptcy. In addition, the 1996 loan loss provision was negatively effected by net loan charge-offs which amounted to $661,000 and $833,000 for the three months and six months ended June 30, 1996 as compared to $123,000 and $662,000 in 1997.


OTHER OPERATING INCOME AND EXPENSE AND INCOME TAXES

    Other Operating Income

    The following table sets forth the components of the Company's other operating income for the six months ended June 30, 1997, as compared to the same period in 1996.


                                       Three Months Ended              Six Months Ended
                                             June 30         %            June 30           %
                                       ------------------            -----------------
(dollars in thousands)                   1997      1996    Change      1997      1996    Change
                                       --------  --------  ------    --------  -------   ------
Service charges on deposit accounts      285       306        (7)      581       606        (4)
Merchant draft processing, net           370       519       (29)      792     1,007       (21)
Loan servicing income                    199       505       (61)      515       885       (42)
Gain (loss) on securities                 (8)       (8)      ---        (7)       (8)      (13)
Gain on sale of loans and servicing      823     2,545       (68)    2,330     6,081       (62)
Other income                             666       544        22     1,133     1,425       (20)
                                      ------    ------      ----   -------   -------      -----
Total other operating income          $2,335    $4,411       (47)   $5,344    $9,996       (47)
                                      ------    ------      ----   -------   -------      -----
                                      ------    ------      ----   -------   -------      -----

    Other operating income decreased $2,076,000 or 47% to $2,335,000 for the second quarter of 1997 when compared to $4,411,000 for the same period in 1996. Such decline is primarily due to a 68% decline in gain on sale of loans and servicing of $1,722,000. Other operating income decreased $4,652,000 for the six months ended June 30, 1997 compared to the same period in 1996. Such decline is due primarily to a 62% decline in gains on sales of loans and servicing of $3,751,000. As previously mentioned, the Company significantly curtailed its mortgage "A paper" mortgage banking business the fourth quarter of 1996. Accordingly, gain on sale of loan revenue from mortgage banking operations has significantly declined in both the second quarter of 1997 and for the first six months when compared to the same period one year ago.


                         This page is page 12 of 22 pages.

    Due to the Company's sale of mortgage loan servicing rights associated with $839,945,000 mortgage loans in the third and fourth quarters 1996, loan servicing income declined $306,000 in the second quarter of 1997 and $370,000 on a year-to-date basis. With a significant reduction in serviced loans, revenue from these operations will continue to be less than comparable historical performance.

    Currently the Company's mortgage banking operation is comprised of sub-prime mortgage banking and residential mortgage loan brokerage. For the remainder of the year revenue from these operations is expected to be significantly less than comparable historical performance of the Company's mortgage banking unit.

    Merchant draft processing revenues declined $149,000 or 29% in the second quarter of 1997 and $215,000 or 21% in the first six months when compared to the same periods one year ago. Such decline is attributable to the loss of a substantial account in the second quarter of 1996 due to the customer's bankruptcy. The customer in question was unable to fulfill it's contractual obligations associated with accepting credit cards as payment for services, thus requiring the Company to stand in the place of the merchant and honor their obligations associated with customer charge-backs.


    Other Operating Expense

    Other operating expense decreased by $3,513,000 or 38.7% to $5,554,000 during the second quarter of 1997 compared to $9,067,000 for the second quarter of 1996, primarily due to the Company's restructuring plan, initiated in the fourth quarter of 1996, which included the termination of employees, the closing of several mortgage loan production offices, write-off of duplicate or unnecessary fixed assets, and the merger of Allied Bank, F.S.B. into NBR. In addition, the 1996 operating charge of $1,200,000 associated with the bankruptcy of one of the Company's merchant bankcard customers also contributed to the decline. Other operating expense decreased 29.7% to $12,067,000 from $17,158,000 for the six months ended June 30, 1997 compared to the same period in 1996.

    The following table sets forth the components of the Company's other operating expense during the three months ended June 30, 1997, as compared to the same period in 1996.

                                         Three Months Ended               Six Months Ended
                                               June 30                         June 30
                                         ------------------        %      -----------------       %
(dollars in thousands)                     1997       1996      Change      1997      1996      Change
                                         --------    ------     ------    --------  --------    ------
Salaries and employee benefits             $2,500    $4,123      (39)      $6,154    $8,610      (29)
Occupancy and equipment expense               758     1,357      (44)       1,643     2,719      (40)
Restructuring charge                          (33)       --       --          (33)       --       --
Other                                       2,329     3,587      (35)       4,303     5,829      (26)
                                          -------   -------               -------   -------
Total other operating expense              $5,554    $9,067      (39)     $12,067   $17,158      (30)
                                          -------   -------               -------   -------
                                          -------   -------               -------   -------


                         This page is page 13 of 22 pages.

    In the second quarter of 1997 the Company recorded a provision for potential mortgage loan repurchases of $599,000 which is included in other expense. For further discussion of this matter see Nonperforming Assets.

    The Company expects other operating expense will continue to decline for the remainder of the year, when compared to the previous year, due to the virtual elimination of the "A paper" wholesale mortgage banking operations and the effect of consolidating Allied Bank, F.S.B. into NBR.

    Income Taxes

    The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective rate was 42.1% for the six-months ended June 30, 1997, compared to 41.9% for the same period in 1996.

MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale decreased $19,939,000 or 67% to $9,548,000 at June 30, 1997 compared to $29,487,000 at December 31, 1996. The decrease was due to the Company's decision to significantly curtail its "A paper" mortgage banking operations in the fourth quarter of 1996.

LOANS

    Total loans decreased $25,123,000 or 7% to $322,291,000 at June 30, 1997 compared to $347,414,000 at December 31, 1996. The principal reason for this decline relates to real estate mortgage loans whose balance declined $7,870,000 and construction loans whose balance declined $11,239,000, both due to loan payoffs. The following table summarizes the composition of the loan portfolio at June 30, 1997 and December 31, 1996.

                                          June 30, 1997         December 31, 1996
                                      --------------------   ----------------------
(dollars in thousands)                  Amount         %        Amount          %
                                      --------------------   ----------------------
Residential real estate mortgage       $116,895        36%     $124,765         37%
Commercial real estate mortgage          66,381        21        67,401         19
Commercial                               61,544        19        66,525         19
Real estate construction                 73,169        23        84,408         24
Installment and other                     6,935         2         7,112          2
Less deferred fees                       (2,633)       (1)       (2,797)        (1)
                                      --------------------   ----------------------
     Total loans                        322,291       100%      347,414        100%
                                                     -----                    -----
                                                     -----                    -----
Less allowance for loan losses           (7,548)                 (7,040)
                                      ---------              ----------
     Net loans                         $314,743                $340,374
                                      ---------              ----------
                                      ---------              ----------


                         This page is page 14 of 22 pages.

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

The following table summarizes the Company's allowance for loan losses:

                                          Three months ended     Six months ended
                                               June 30                 June 30
                                         --------------------   --------------------
(dollars in thousands)                     1997        1996        1997        1996
                                         -------     --------   ---------   --------
Beginning allowance for loan losses       $7,085      $6,380      $7,040      $5,037
Provision for loan losses                    585       1,315       1,170       2,830
Charge-offs                                 (180)       (703)       (755)       (902)
Recoveries                                    58          42          93          69
                                          ------      ------      ------      ------
Ending allowance for loan losses          $7,548      $7,034      $7,548      $7,034
                                          ------      ------      ------      ------
                                          ------      ------      ------      ------
Net charge-offs to average loans
  (annualized)                              .15%        .81%        .40%        .47%

    The allowance for loan losses as a percentage of portfolio loans increased from 2.03% at December 31, 1996 to 2.34% at June 30, 1997. The increase in this percentage is due to a $25,123,000 decline in the Company's total loan portfolio. The decrease in the provision of $730,000 over the same period in 1996 is primarily due to an increased provision one year ago due to a lease portfolio of $1,412,000 purchased from a company currently in bankruptcy proceedings who retained the servicing of such portfolio.


                         This page is page 15 of 22 pages.

NONPERFORMING ASSETS

    The following table summarizes the Company's nonperforming assets.

                                              June 30,        December, 31
(dollars in thousands)                          1997               1996
                                              --------        ------------
Nonaccrual loans                                $9,133              $8,246
Accruing loans past due 90 days or more          1,288               1,536
Restructured loans                               1,117                 599
                                              --------        ------------
Total nonperforming loans                       11,538              10,381
Other real estate owned                          3,535               2,132
Other assets owned                                 617                 668
                                              --------        ------------
Total nonperforming assets                     $15,690             $13,181
                                              --------        ------------
                                              --------        ------------
Nonperforming assets to total assets             3.55%                2.64%

    Nonperforming assets have increased from $13,181,000 as of December 31, 1996 to $15,690,000 as of June 30, 1997. The principal reasons for this increase relate to an increase in restructured loans of $518,000, an increase in nonaccrual loans of $887,000, an increase in other real estate owned of $1,403,000, all being offset by a decline in accruing loans past due 90 days or more of $248,000.

    Nonperforming loans consist of loans to 72 borrowers, 33 of which have balances in excess of $100,000. The two largest have recorded balances of $740,000 secured by general business assets and $650,000 secured by real estate. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

    Other real estate owned consists of 22 properties. 17 properties are residential and five construction lots. Other assets owned included contract receivable rights and repossessed personal property valued at $617,000.

    Although the volume of nonperforming assets will depend in part on the future economic environment, there are also nine loan relationships which total approximately $3,600,000 about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

    Construction lending generally bears a greater degree of risk than other forms of real estate lending. Accordingly, due to the Company's current level of outstanding construction loans, the Company may experience an increase in non performing loans from this loan category.

                         This page is page 16 of 22 pages.

    In the first six months of 1997 the Company was required to repurchase 17 non performing residential mortgage loans from investors. From time to time the Company may be required to repurchase mortgage loans from investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower, first payment default or fraud. Primarily these repurchases involve loans which are in default. The Company expects that it may be required to repurchase loans in the future. The Company maintains a reserve for its estimate of potential losses associated with the potential repurchase of previously sold mortgage loans. Such reserve amounts to $758,000 as of June 30, 1997.

    At June 30, 1997 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $17,377,000 of which $14,200,000 relates to the recorded investment for which there is a related allowance for credit losses of $1,655,000 determined in accordance with these statements and $3,177,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these standards.

    The average recorded investment in the impaired loans during the six months ended June 30, 1997 and June 30, 1996 was $17,610,000 and $7,852,000;
the related amount of interest income recognized during the periods that such loans were impaired was $534,000 and $520,000 for the three and six month periods ended June 30, 1997 and $21,000 and $96,000 for the same period in
1996.   No interest income was recognized using a cash-basis method of accounting during the period that the loans were impaired.

LIQUIDITY

    Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses of the parent. It is Redwood's general policy to retain liquidity at Redwood at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of June 30, 1997, Redwood held $1,881,000 in deposits at NBR and a $3,000,000 subordinated note issued by NBR.

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


                         This page is page 17 of 22 pages.

    In the fourth quarter of 1994, Redwood received a dividend of $200,000 from NBR and $400,000 from Allied. During 1995, NBR and Allied declared dividends of $860,000 and $227,000 respectively, compared to 1996, NBR and Allied declared dividends of $215,000 and $2,227,000 respectively. During both the first and second quarters of 1997, NBR declared dividends of $215,000. Management believes that at June 30, 1997, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.

    Although each entity within the consolidated group manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas; operating, investing and financing. For the six months ended June 30, 1997 the Company received $42,404,000 and $10,924,000 in cash flows from operating and investing activities while using $54,865,000 in financing activities.

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

    The Company and NBR are required to maintain minimum capital ratios defined by various federal government regulatory agencies. The FRB and the OCC have each established capital guidelines, which include minimum capital requirements. The regulations impose three sets of standards: a "risk-based", "leverage" and "tangible" capital standard.

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


                         This page is page 18 of 22 pages.

    The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at December 31, 1996 and June 30, 1997.

                                               Company                NBR
                                               -------               ----
June 30, 1997
  Total capital to risk based assets             13.88%              13.09%
  Tier 1 capital to risk based assets             9.01               10.92
  Leverage ratio                                  6.45                8.43

December 31, 1996
  Total capital to risk based assets             12.12               12.28
  Tier 1 capital to risk based assets             7.63                9.40
  Leverage ratio                                  5.46                6.87

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

    MERCHANT CREDIT CARD PROCESSING. The Company's profitability can be negatively impacted should one of the Company's merchant credit card customers be unable to pay on charge-backs from cardholders. Due to a contractual obligation between the Company and Visa and Mastercard, NBR stands in the place of the merchant in the event that a merchant is unable to pay on charge-backs from cardholders. Management has taken certain actions to decrease the risk of merchant bankruptcy with its merchant bankcard business. These steps include the discontinuance of high-risk accounts.


                         This page is page 19 of 22 pages.

    CONCENTRATION OF LENDING ACTIVITIES. Concentration of the Company's lending activities in the real estate sector, including construction loans could have the effect of intensifying the impact on the Company of adverse changes in real estate market in the Company's lending areas. At June 30, 1997, approximately 80% of the Company's loans were secured by real estate, of which 21% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.


                         This page is page 20 of 22 pages.

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

         (b)  REPORTS ON FORM 8-K

              Form 8-K dated April 30, 1997 announcing the dividend on preferred stock payable of May 15, 1997; announcement of first quarter 1997 results.

              Form 8-K dated April 2, 1997 announcing completion of combination of Allied Bank and National Bank of the Redwoods.


                         This page is page 21 of 22 pages.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.


                                       REDWOOD EMPIRE BANCORP
                                       --------------------------------------
                                       (Registrant)




DATE: x-xx-xx                          BY:  /s/ James E. Beckwith
                                          -----------------------------------
                                          James E. Beckwith
                                          Executive Vice President,
                                          Chief Financial Officer,
                                          Principal Financial Officer, and
                                          Principal Accounting Officer


                         This page is page 22 of 22 pages.