Form 10-Q
period 1997-09-30
REDWOOD EMPIRE BANCORP
filed 1997-11-12
CIK 840007

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

            Commission file number:  0-19231

               REDWOOD EMPIRE BANCORP
(Exact name of Registrant as specified in its charter)

     California                                  68-0166366
(State or other jurisdiction of                (IRS Employer
Incorporated or organization)                Identification No.)

111 Santa Rosa Avenue, Santa Rosa, California         95404-4905
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (707) 545-9611

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X     No
                                                     -        -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. November 3, 1997: 2,784,200


                       This page is page 1 of 22 pages.

                                REDWOOD EMPIRE BANCORP
                                         AND
                                     SUBSIDIARIES

                                        INDEX

                                                                          Page
                                                                          ----

PART I.  Financial Information

ITEM 1.  Financial Statements

         Consolidated Statements of Operations
         Three and Nine Months ended September 30, 1997 and 1996 . . . . . .3

         Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996. . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1997 and 1996 . . . . . . . . . . .5

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

ITEM 4.  Submission of Matters to a Vote of Securities Holders . . . . . . 21

ITEM 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . 21

ITEM 6.  Exhibits and Reports on Item 8-K. . . . . . . . . . . . . . . . . 21


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22


                       This page is page 2 of 22 pages

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Operations
                    (dollars in thousands except per share data)
                                     (unaudited)


                                                                Three Months Ended           Nine Months Ended
                                                                  September 30,                 September 30,
                                                               1997          1996            1997           1996
                                                              ---------------------        -----------------------
Interest income:
  Interest and fees on  loans                                 $7,898        $10,409        $24,922        $31,652
  Interest on investment securities                              913            805          2,594          2,270
  Interest on federal funds sold                                 387            210            902            721
  Interest on time deposits due from
    financial institutions                                         1             39              7            152
                                                              ---------------------        -----------------------
Total interest income                                          9,199         11,463         28,425         34,795

Interest expense:
  Interest on deposits                                         3,715          4,841         11,849         15,204
  Interest on subordinated notes                                 276            277            830            838
  Interest on other borrowings                                    69            447            187          1,274
                                                              ---------------------        -----------------------
Total interest expense                                         4,060          5,565         12,866         17,316
                                                              ---------------------        -----------------------

Net interest income                                            5,139          5,898         15,559         17,479
Provision for loan losses                                        465            545          1,635          3,375

Net interest income after loan loss provision                  4,674          5,353         13,924         14,104

Other operating income:
  Service charges on deposit accounts                            271            315            852            921
  Merchant draft processing, net                                 335            374          1,127          1,381
  Loan servicing income                                          161            412            676          1,297
  Net realized (losses) on sale of
    investment securities available for sale                      30          ---               23             (8)
  Gain on sale of loans and loan servicing                       396          2,149          2,726          8,230
  Other income                                                   899            679          2,032          2,104
                                                              ---------------------        -----------------------
Total other operating income                                   2,092          3,929          7,436         13,925

Other operating expense:
  Salaries and employee benefits                               2,614          4,331          8,768         12,941
  Occupancy and equipment expense                                876          1,396          2,519          4,115
  Other                                                        1,750          4,954          6,020         10,783
                                                              ---------------------        -----------------------
Total other operating expense                                  5,240         10,681         17,307         27,839
                                                              ---------------------        -----------------------

  Income (loss) before income taxes                            1,526          (1,399)        4,053            190
  Provision (benefit) for income taxes                           601            (595)        1,664             70
                                                              ---------------------        -----------------------

Net income (loss)                                                925            (804)        2,389            120
Dividends on preferred stock                                     112            112            336            336
                                                              ---------------------        -----------------------
Net income (loss) available for common shareholders             $813           ($916)       $2,053           ($216)
                                                              ---------------------        -----------------------
                                                              ---------------------        -----------------------


Earnings per common share and common equivalent share:
   Primary net income (loss) per share                          $.28           ($.33)         $.71           ($.08)
   Weighted average shares                                 2,914,000       2,742,000     2,885,000       2,712,000
   Fully diluted net income(loss) per share                     $.27           ($.33)         $.70           ($.08)
   Weighted average shares                                 3,436,000       2,742,000     3,424,000       2,712,000

Dividends per common share                                  $  ---         $  ---         $  ---         $  ---


See Notes to Consolidated Financial Statements.


                                     This page is page 3 of 22 pages.

                           REDWOOD EMPIRE BANCORP AND SUBS
                             Consolidated Balance Sheets
                                (dollars in thousands)
                                     (unaudited)


                                                           September 30    December 31,
                                                               1997           1996
                                                          -------------    ------------
Cash and due from banks                                      $31,171        $20,261
Federal funds sold                                            31,641         25,212
Due from broker                                                ---            ---
                                                           ---------      ---------
  Cash and cash equivalents                                   62,812         45,473

Interest bearing deposits due from financial institutions          5            315
Investment securities:
  Held to maturity (market value of $20,614 and $19,097)      20,045         18,781
  Available for sale, at market                               34,012         33,852
                                                           ---------      ---------
    Total investment securities                               54,057         52,633
Mortgage loans held for sale                                  14,746         29,487
Loans:
    Residential real estate mortgage                         112,024        124,765
    Commercial real estate mortgage                           67,206         67,401
    Commercial                                                55,954         66,525
    Real estate construction                                  60,755         84,408
    Installment and other                                      5,949          7,112
    Less deferred loan fees                                   (2,243)        (2,797)
                                                           ---------      ---------
        Total portfolio loans                                299,645        347,414
    Less allowance for loan losses                            (7,989)        (7,040)
                                                           ---------      ---------
        Net loans                                            291,656        340,374

Premises and equipment, net                                    3,853          4,049
Mortgage servicing rights                                        686            582
Other real estate owned                                        4,741          2,132
Cash surrender value of life insurance                         2,896          2,814
Other assets and interest receivable                          13,429         21,607
                                                           ---------      ---------
     Total assets                                           $448,881       $499,466
                                                           ---------      ---------
                                                           ---------      ---------
Deposits:
  Noninterest bearing demand deposits                        $85,781        $71,814
  Interest-bearing transaction accounts                      152,469        156,453
  Time deposits $100,000 and over                             57,838         75,411
  Other time deposits                                         96,582        132,772
                                                           ---------      ---------
    Total deposits                                           392,670        436,450

Other borrowings                                               5,282         10,307
Subordinated notes                                            12,000         12,000
Other liabilities and interest payable                         6,694         10,977
                                                           ---------      ---------
     Total liabilities                                       416,646        469,734

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000
     shares; issued and outstanding 575,000 shares             5,750          5,750
  Common stock, no par value; authorized 10,000,000
      shares; issued and outstanding 2,784,200
      and 2,748,652 shares                                    19,640         19,281
  Retained earnings                                            7,086          5,032
  Unrealized gain (loss) on investment securities
    carried as, or transferred from available for
    sale, net of income taxes                                   (241)          (331)
                                                           ---------      ---------
     Total shareholders' equity                               32,235         29,732

     Total liabilities and shareholders' equity             $448,881       $499,466
                                                           ---------      ---------
                                                           ---------      ---------

See Notes to Consolidated Financial Statements.


                             This page is page 4 of 22 pages.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                   (in thousands)
                                    (unaudited)


                                                                Nine Months Ended
                                                                   September 30,
                                                               1997            1996
                                                             -------         -------
Cash flows from operating activities:

  Net income                                                  $2,389           $120

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                             281          1,683
  Net realized losses (gains) on securities
  available for sale                                             (23)             8
  Loans originated for sale                                 (133,868)    (1,200,172)
  Proceeds from sale of loans held for sale                  174,171      1,254,807
  Gain on sale of loans and loan servicing                    (2,726)        (8,230)
  Provision for loan losses                                    1,635          3,375
  Change in other assets and interest receivable               7,218          2,380
  Change in other liabilities and interest payable            (4,639)         3,890
  Noncash restructuring charge                                  ---            ---
  Other, net                                                   1,712         (1,698)
                                                           ---------      ---------
  Total adjustments                                           43,761         56,043
                                                           ---------      ---------
  Net cash provided by operating activities                   46,150         56,163
                                                           ---------      ---------

Cash flows from investing activities:
  Net change in loans                                         18,308        (52,182)
  Proceeds from sales of loans in portfolio                    2,201          2,459
  Purchases of investment securities available for sale      (20,839)       (23,202)
  Purchases of investment securities held to maturity           (730)          (304)
  Sales of investment securities available for sale            6,031          3,992
  Maturities of investment securities available for sale      13,974         13,500
  Maturities of investment securities held to maturity           500            938
  Premises and equipment, net                                   (910)          (520)
  Purchase of mortgage servicing rights                         (319)           782
  Noninterest bearing demand deposits                            310            105
  Proceeds from sale of other real estate owned                1,514          2,148
                                                           ---------      ---------
    Net cash provided by (used in) investment activities      20,040        (52,284)
                                                           ---------      ---------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts          13,967            631
  Change in interest bearing transaction accounts             (3,985)        25,895
  Change in time deposits                                    (53,762)       (38,539)
  Change in borrowings                                        (5,025)       (16,243)
  Issuance of stock                                              290            490
  Dividends paid                                                (336)          (336)
                                                           ---------      ---------
    Net cash used in financing activities                    (48,851)       (28,102)
                                                           ---------      ---------

Net change in cash and cash equivalents                       17,339        (24,223)
Cash and cash equivalents at beginning of period              45,473         55,140
                                                           ---------      ---------

Cash and cash equivalents at end of period                   $62,812        $30,917
                                                           ---------      ---------
                                                           ---------      ---------

                                (Continued)


                        This page is page 5 of 22 pages.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                   (in thousands)
                                    (unaudited)


                                                                Nine Months Ended
                                                                   September 30,
                                                               1997            1996
                                                             -------         -------
Supplemental Disclosures:

Cash paid during the period for:
  Income taxes                                                   $60         $2,730
  Interest expense                                            14,651         17,719

Noncash investing and financing activities:
  Transfers from loans to other real estate owned              4,781          1,643
  Transfer from loans to mortgage loans held for sale           ---          50,000
  Transfer from mortgage loans held for sale to loans          1,377           ---
  Transfer of investment securities from available
    for sale to held to maturity                                ---          17,193




                       This page is page 6 of 22 pages.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                     (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1996 Annual Report to shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR"). All significant inter-company balances and transactions have been eliminated.
The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

3.  Net Income per Share

    Net income per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents outstanding during the periods ended September 30, 1997 and 1996.

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


                          This is page 7 of 22 pages.

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

    If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.29 and ($.33) for the quarters ended September 30, 1997 and 1996 and $.74 and ($.08) for the year ended September 30, 1997 and 1996 respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS reported for the periods.



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

    The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1996 to September 30, 1997, and significant changes and trends in the Company's results of operations for the three and nine months ended September 30, 1997, compared to the same period, in 1996.

SUMMARY OF FINANCIAL RESULTS

    The Company reported net income of $925,000 ($.27 per share, fully diluted) for the three months ended September 30 1997, compared to net loss $804,000 (a loss of $.33 per share, fully diluted, due to the effect of the preferred dividend) for the same period in 1996. Net income for the nine months ended September 30, 1997 was $2,389,000 ($.70 per share, fully diluted) compared to $120,000 ($.08 per share, fully diluted) for the same period in 1996.

    The principal cause for the dramatic improvement in net income for the three and nine month periods ended September 30, 1997, as compared to the same periods one year ago relates to a reduction in operating expenses of $5,441,000 and $10,532,000 respectively. Such reduction was a direct result of the Company's restructuring efforts in late 1996 and several nonrecurring charges recorded in 1996.


                            This page is page 9 of 22 pages.

NET INTEREST INCOME

    Net interest income decreased $759,000 for the third quarter of 1997 compared to the third quarter of 1996. The decrease is primarily due to a decrease in average earning assets of $56,828,000 or 11%. Net interest margin for the quarter ended September 30, 1997 amounted to 5.08% as compared to 4.76% one year ago and 5.37% for the second quarter of 1997.

    Net interest income of $15,559,000 declined $1,920,00 or 11% for the nine months ended September 30, 1997 when compared to the same period one year ago. The decrease is primarily due to a decline in earning assets of $79,490,000 or 16% offset by an increase in net interest margin. Net interest margin for the first nine months of 1997 was 4.90% as compared to 4.64% for the same period one year ago.

    The decline in earning assets of the Company is due principally to the decline in mortgage loans held for sale. The average of such loans declined $64,243,000 from $85,084,000 as of September 30, 1996 to $20,841,000 as of
September 30, 1997. Average mortgage loans held for sale amounted to $20,019,000 in the third quarter of 1997 as compared to $82,802,000 in the same period one year ago. Such average was $20,841,000 for the first nine months of 1997 as compared to $85,084,000 for the first nine months of 1996. This decline was a direct result of management's fourth quarter of 1996 decision to significantly curtail its "A paper" wholesale mortgage banking operations.

    In contrast, the net interest margin, on a year to date basis, increased significantly due to an increased yield on earning assets and a decline on interest bearing liabilities. Due to a change in the earning asset mix resulting from the reduction of mortgage loans held for sale, the yield on earning assets for the first nine months of 1997 increased from 8.38% to 9.25%. As a result of decreased funding needs, the Company significantly reduced its higher cost time certificates of deposits. Total time certificates of deposits amounted to $154,420,000 as of September 30, 1997 as compared to $224,815,000 as of September 30, 1996 which results in a decline of $70,395,000 or 31%. This reduction in higher cost liabilities had a positive effect on overall rate paid for interest-bearing liabilities. Such rate declined from 5.21% in the third quarter of 1996 to 5.09% for the same quarter in 1997. For the nine months ended September 30, 1997, such rate declined from 5.28% to 5.08% when compared to the same period one year ago.


                            This page is page 10 of 22 pages.

The following is an analysis of the net interest margin:


                                Three months ended          Three months ended
                                September 30, 1997          September 30, 1997

                             Average               %       Average               %
(dollars in thousands)       Balance   Interest  Yield     Balance   Interest  Yield
                            --------------------------    --------------------------

Earning assets (1)           $404,816  $9,199    9.09      $495,706  $11,463   9.25
Interest-bearing
 liabilities                  324,020   4,060    5.01       427,128    5,565   5.21
                                      -------                        -------
Net interest income                    $5,139                         $5,898
                                      -------                        -------
                                      -------                        -------
Net interest income to
  earning assets                                 5.08                          4.76


                                 Nine months ended          Nine months ended
                                September 30, 1997          September 30, 1997

                             Average               %       Average               %
(dollars in thousands)       Balance   Interest  Yield     Balance   Interest  Yield
                            --------------------------    --------------------------
Earning assets (1)           $423,266  $28,425   8.95      $502,756  $34,795   9.23
Interest-bearing
 liabilities                  337,585   12,866   5.08       437,072   17,316   5.28
                                      -------                        -------
Net interest income                    $15,559                       $17,479
                                      -------                        -------
                                      -------                        -------
Net interest income to
  earning assets                                 4.90                          4.64



(1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.

    The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the nine months ended September 30, 1997 and 1996. Changes not solely attributable to rate or volume have been allocated to rate.


                                                    September 30, 1997 over
                                                      September 30, 1996
                                               --------------------------------
                                                 Volume       Rate        Total
                                               --------------------------------
                                                        (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                              ($1,202)   ($2,526)     ($3,728)
  Mortgage loans held for sale                  (3,325)       323       (3,002)
  Investment securities                            118        206          324
  Interest-earning deposits with other
    institutions                                  (144)        (1)        (145)
  Federal funds sold                                69        112          181
                                               --------------------------------
Total increase (decrease)                       (4,484)    (1,886)      (6,370)
                                               --------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts           (201)       308          107
  Time deposits                                 (2,866)      (595)      (3,461)
  Other borrowings                              (1,343)       247       (1,096)
                                               --------------------------------
Total increase (decrease)                       (4,410)       (40)      (4,450)
                                               --------------------------------

Increase in net interest income                   ($74)   ($1,846)     ($1,920)
                                               --------------------------------
                                               --------------------------------

                            This page is 11 of 22 pages.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three months ended September 30, 1997 amounted to $465,000 as compared to $545,000 in the same quarter in the previous year. For the nine months ended September 30, 1997 the provision decreased $1,740,000 from $3,375,000 in 1996 to $1,635,000 in 1997. The decrease in the provision for loan losses for the comparable three month and nine month period is due principally to a 1996 loan loss provision relating to an acquired lease portfolio of $1,412,000, the Seller/Servicer of which filed for bankruptcy, and the downgrading of several other problem loans in 1996. In addition, the 1996 loan loss provision was negatively effected by net loan charge-offs which amounted to $594,000 and $1,427,000 for the three months and nine months ended September 30, 1996 as compared to $24,000 and $594,000 in 1997.


OTHER OPERATING INCOME AND EXPENSE AND INCOME TAXES

    Other Operating Income

    The following table sets forth the components of the Company's other operating income for the nine months ended September 30, 1997, as compared to the same period in 1996.



                              Three Months Ended       Nine Months Ended
                                 September 30     %        September 30     %
                              ---------------          ----------------
(dollars in thousands)           1997    1996  Change     1997     1996  Change
                               -----    -------------  -------   --------------
Service charges on deposit
  accounts                        271     315    (14)      852      921     (7)
Merchant draft processing, net    335     374    (10)    1,127    1,381    (18)
Loan servicing income             161     412    (61)      676    1,297    (48)
Gain (loss) on securities          30      --     --        23       (8)  (388)
Gain on sale of loans and
  servicing                       396   2,149    (82)    2,726    8,230    (67)
Other income                      899     679     32     2,032    2,104     (3)
                               ------  ------           ------  -------
Total other operating income   $2,092  $3,929    (47)   $7,436  $13,925    (47)
                               ------  ------           ------  -------


    Other operating income decreased $1,837,000 or 47% to $2,092,000 for the third quarter of 1997 when compared to $3,929,000 for the same period in 1996. Such decline is primarily due to a 82% decline in gain on sale of loans and servicing of $1,753,000. Other operating income decreased $6,489,000 for the nine months ended September 30, 1997 compared to the same period in 1996. Such decline is due primarily to a 67% decline in gains on sales of loans and servicing of $5,504,000. As previously mentioned, the Company significantly curtailed its mortgage "A paper" wholesale mortgage banking business the fourth quarter of 1996. Accordingly, gain on sale of loan revenue from mortgage banking operations has significantly declined in both the third quarter of 1997 and for the first nine months when compared to the same period one year ago.


                                This page is 12 of 22 pages.

    Due to the Company's sale of mortgage loan servicing rights associated with $839,945,000 mortgage loans in the third and fourth quarters 1996, loan servicing income declined $251,000 in the third quarter of 1997 and $621,000 on a year-to-date basis. With a significant reduction in serviced loans, revenue from these operations will continue to be less than comparable historical performance.

    Currently the Company's mortgage banking operation is comprised of sub-prime mortgage banking and residential mortgage loan brokerage. For the remainder of the year revenue from these operations is expected to be significantly less than comparable historical performance of the Company's mortgage banking unit.

    Merchant draft processing revenues declined $39,000 or 10% in the third quarter of 1997 and $254,000 or 18% in the first nine months when compared to the same periods one year ago. Such decline is attributable to the loss of a substantial account in 1996 due to the customer's bankruptcy. The customer in question was unable to fulfill it's contractual obligations associated with accepting credit cards as payment for services, thus requiring the Company to stand in the place of the merchant and honor their obligations associated with customer charge-backs.

    Other Operating Expense

    Other operating expense decreased by $5,441,000 or 51% to $5,240,000 during the third quarter of 1997 compared to $10,681,000 for the third quarter of 1996, primarily due to the Company's restructuring plan, initiated in the fourth quarter of 1996, which included the termination of employees, the closing of several mortgage loan production offices, write-off of duplicate or unnecessary fixed assets, and the merger of Allied Bank, F.S.B. into NBR. In addition, during the third quarter of 1996 the company was assessed $2,192,000 associated with the recapitalization of the SAIF fund. Such amount was included in other expense in the third quarter of 1996.
Other operating expense decreased 38% to $17,307,000 from $27,839,000 for the nine months ended September 30, 1997 compared to the same period in 1996.

    The following table sets forth the components of the Company's other operating expense during the three months ended September 30, 1997, as compared to the same period in 1996.


                              Three Months Ended       Nine Months Ended
                                 September 30     %        September 30     %
                              ---------------          ----------------
(dollars in thousands)          1997    1996  Change      1997     1996  Change
                               -----    -------------  -------   --------------
Salaries and employee
  benefits                    $2,614   $4,331   (40)    $8,768   $12,941  (32)
Occupancy and equipment
  expense                        876    1,396   (37)     2,519     4,115  (39)
Other                          1,750    4,954   (65)     6,020    10,783  (44)
                              ------  -------         --------   -------
Total other operating
 expense                      $5,420  $10,681   (51)   $17,307   $27,839  (38)
                              ------  -------         --------   -------
                              ------  -------         --------   -------

    For the nine months ended September 30, 1997 the Company recorded a provision for potential mortgage loan repurchases of $599,000 which is included in other expense. For further discussion of this matter see Nonperforming Assets.


                       This page is page 13 of 22 pages.

    The Company expects other operating expense will continue to decline for the remainder of the year, when compared to the previous year, due to the virtual elimination of the "A paper" wholesale mortgage banking operations and the effect of consolidating Allied Bank, F.S.B. into NBR.

    Income Taxes

    The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective rate was 41.1% for the nine-months ended September 30, 1997, compared to 36.8% for the same period in 1996.

MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale decreased $14,741,000 or 50% to $14,746,000 at September 30, 1997 compared to $29,487,000 at December 31, 1996. The decrease was due to the Company's decision to significantly curtail its "A paper" wholesale mortgage banking operations in the fourth quarter of 1996.

LOANS

    Total loans decreased $47,769,000 or 14% to $299,645,000 at September 30, 1997 compared to $347,414,000 at December 31, 1996. The principal reason for this decline relates to real estate mortgage loans whose balance declined $12,741,000 and construction loans whose balance declined $23,653,000, both due to loan payoffs. The following table summarizes the composition of the loan portfolio at September 30, 1997 and December 31, 1996.


                                September 30, 1997   December 31, 1996
                                ------------------  ------------------
(dollars in thousands)              Amount       %       Amount     %
                                ------------------  ------------------

Residential real estate mortgage  $112,024      38%    $124,765    37%
Commercial real estate mortgage     67,206      22       67,401    19
Commercial                          55,954      19       66,525    19
Real estate construction            60,755      20       84,408    24
Installment and other                5,949       2        7,112     2
Less deferred fees                  (2,243)     (1)      (2,797)   (1)
                                 ------------------   ----------------
    Total loans                    299,645     100%     347,414   100%
Less allowance for loan losses      (7,989)  ------     (7,040)  -----
                                 ---------   ------   ---------  -----
    Net loans                     $291,656            $340,374
                                 ---------            --------
                                 ---------            --------


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

    The following table summarizes the Company's allowance for loan losses:


                               Three months ended    Nine months ended
                                   September 30       September 30
                               ------------------   ------------------
(dollars in thousands)             1997     1996       1997      1996
                               --------  -------     ------    -------

Beginning allowance for loan
  losses                         $7,548   $7,034     $7,040    $5,037
Provision for loan losses           465      545      1,635     3,375
Charge-offs                        (272)    (630)    (1,027)   (1,532)
Recoveries                          248       36        341       105
                               --------  -------     ------    -------
Ending allowance for loan
  losses                         $7,989   $6,985     $7,989    $6,985
                               --------  -------     ------    -------
                               --------  -------     ------    -------

Net charge-offs to average
   loans (annualized)              .03%     .69%       .27%      .55%



    The allowance for loan losses as a percentage of portfolio loans increased from 2.03% at December 31, 1996 to 2.67% at September 30, 1997. The increase in this percentage is due to a $47,769,000 decline in the Company's total loan portfolio. The decrease in the provision for loan losses for the nine months ended September 30, 1997 of $1,740,000 over the same period in 1996 is primarily due to an increased provision year ago due to a lease portfolio of $1,412,000 purchased from a company currently in bankruptcy proceedings who retained the servicing of such portfolio and several other problem credits.


                      This page is page 15 of 22 pages.

NONPERFORMING ASSETS

    The following table summarizes the Company's  nonperforming assets.


                                              September 30,  December 31,
(dollars in thousands)                             1997         1996
                                               ----------    ---------
Nonaccrual loans                                  $10,275       $8,246
Accruing loans past due 90 days or more               174        1,536
Restructured loans                                  1,112          599
                                               ----------    ---------
Total nonperforming loans                          11,561       10,381
Other real estate owned                             4,741        2,132
Other assets owned                                    576          668
                                               ----------    ---------
Total nonperforming assets                        $16,878      $13,181
                                               ----------    ---------
                                               ----------    ---------

Nonperforming assets to total                       3.76%        2.64%


    Nonperforming assets have increased from $13,181,000 as of December 31, 1996 to $16,878,000 as of September 30, 1997. The principal reasons for this increase relate to an increase in restructured loans of $513,000, an increase in nonaccrual loans of $2,029,000, an increase in other real estate owned of $2,609,000, all being offset by a decline in accruing loans past due 90 days or more of $1,362,000.

    Nonperforming loans consist of loans to 78 borrowers, 32 of which have balances in excess of $100,000. The two largest have recorded balances of $738,000 secured by general business assets and $650,000 secured by real estate. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

    Other real estate owned consists of 26 properties. 20 properties are residential and 6 construction lots. Other assets owned included contract receivable rights and repossessed personal property carried at $576,000.

    Although the volume of nonperforming assets will depend in part on the future economic environment, there are also nine loan relationships which total approximately $1,940,000 about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

    Construction lending generally bears a greater degree of risk than other forms of real estate lending. Accordingly, due to the Company's current level of outstanding construction loans, the Company may experience an increase in nonperforming loans from this loan category.


                         This page is page 16 of 22 pages.

    In the first nine months of 1997 the Company was required by various mortgage loan investors to repurchase twenty-one non performing residential mortgage loans or purchase foreclosed real property. From time to time the Company may be required to repurchase mortgage loans from investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower, first payment default or fraud. Primarily these repurchases involve loans which are in default. The Company expects that it may be required to repurchase loans in the future. The Company maintains a reserve for its estimate of potential losses associated with the potential repurchase of previously sold mortgage loans. Such reserve amounts to $390,000 as of September 30, 1997.

    At September 30, 1997 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $12,665,000 of which $11,847,000 relates to the recorded investment for which there is a related allowance for credit losses of $1,620,000 determined in accordance with these statements and $817,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these standards.

    The average recorded investment in the impaired loans during the nine months ended September 30, 1997 and September 30, 1996 was $13,000,000 and $9,714,000; the related amount of interest income recognized during the periods that such loans were impaired was $43,000 and $433,000 for the three and nine month periods ended September 30, 1997 and $17,000 and $269,000 for
the same period in 1996.   No interest income was recognized using a
cash-basis method of accounting during the period that the loans were impaired.

LIQUIDITY

    Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses of the parent.
It is Redwood's general policy to retain liquidity at Redwood at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of September 30, 1997, Redwood held $2,196,000 in deposits at NBR and a $3,000,000 subordinated note issued by NBR.

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

    During both the first and second quarters of 1997, NBR declared dividends of $215,000. Management believes that at September 30, 1997, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.


                    This page is page 17 of 22 pages.

    Although each entity within the consolidated group manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas; operating, investing and financing. For the nine months ended September 30, 1997 the Company received $46,150,000 and $20,040,000 in cash flows from operating and investing activities while using $48,851,000 in financing activities.

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



                   This page is page 18 of 22 pages.

    The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at December 31, 1996 and September 30, 1997.



                                              Company     NBR
                                          ----------------------
September 30, 1997
  Total capital to risk based assets          14.01%     13.26%
  Tier 1 capital to risk based assets          9.18      11.11
  Leverage ratio                               7.03       8.48

December 31, 1996
  Total capital to risk based assets          12.12      12.28
  Tier 1 capital to risk based assets          7.63       9.40
  Leverage ratio                               5.46       6.87


                     This page is page 19 of 22 pages

    CONCENTRATION OF LENDING ACTIVITIES. Concentration of the Company's lending activities in the real estate sector, including construction loans could have the effect of intensifying the impact on the Company of adverse changes in real estate market in the Company's lending areas. At September 30, 1997, approximately 80% of the Company's loans were secured by real estate, of which 28% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.


                           This page is page 20 of 22 pages

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

(b) REPORTS ON FORM 8-K

         Form 8-K dated July 22, 1997 announcing the dividend on preferred stock payable on July 30, 1997.

         Form 8-K dated July 29, 1997 announcing second quarter 1997 financial results.

                           This page is page 21 of 22 pages

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                                REDWOOD EMPIRE BANCORP
                                     (Registrant)




DATE:    x-x-97         BY:  /s/ James E. Beckwith
         ------              -----------------------------------
                             James E. Beckwith
                             Executive Vice President,
                             Chief Financial Officer,
                             Principal Financial Officer, and
                             Principal Accounting Officer



                           This page is page 22 of 22 pages