Form 10-K
period 1997-12-31
REDWOOD EMPIRE BANCORP
filed 1998-03-25
CIK 840007

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED)

                          Commission file number:  0-19231

                               REDWOOD EMPIRE BANCORP
           --------------------------------------------------------------
              (Exact number of Registrant as specified in its charter)

       California                                             68-0166366
-------------------------------                             -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

          111 Santa Rosa Avenue, Santa Rosa, California     95404-4905
          ---------------------------------------------     ----------
          (Address of principal executive officers)         (Zip Code)

        Registrant's telephone number, including area code:  (707) 573-4800

            Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
-------------------------------                        -----------------------
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

     Indicate by checkmark if disclosure of delinquent files pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K    [ ]

     The aggregate market value of the Registrant's common stock held by non-affiliates on March 1, 1998 (based on the closing sale price of the Common Stock on the American Stock Exchange on such date) was $38,859,483.

     As of March 1, 1998 there were outstanding 2,785,261 shares of the Registrant's common stock.

                        DOCUMENTS INCORPORATED BY REFERENCE
     1.   Definitive Proxy Statement (see Part III, Items 10, 11, and 12).

                                  TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
                                         PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .   23
Item 4.   Submission of Matters to A Vote of Securities Holders. . . . . . . . .   23


                                       PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . .   25
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .   26
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk . . . . . .   53
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . . .   56
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . . . . . . .   96


                                       PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . .   97
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . .   97
Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . .   97
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . .   97


                                       PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K. . .   98

                                       PART I

ITEM 1.   BUSINESS

     Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California, and operating in Northern California through one principal subsidiary, National Bank of the Redwoods, a national bank ("NBR"). A previously owned subsidiary, Allied Bank, F.S.B., a federal savings bank ("Allied") merged with its sister subsidiary, National Bank of the Redwoods, in March, 1997.

     (a)  GENERAL DEVELOPMENT OF BUSINESS.

     Redwood is a California corporation, headquartered in Santa Rosa, California. Its wholly-owned subsidiary is NBR, a national bank which was chartered in 1985. In addition, NBR has three wholly-owned subsidiaries, NBR Mortgage Company, Inc., Allied Diversified Credit, and Redwood Empire Datacorp which are currently inactive. Redwood was created by NBR in August 1988, in order to become a bank holding company through the acquisition of all of NBR's outstanding shares. That transaction was consummated in January 1989. Redwood acquired Allied in September 1990, through a tax-free reorganization in which Redwood exchanged shares of its stock for all of the outstanding shares of Allied. The acquisition of Allied was accounted for as a pooling of interests for financial reporting purposes.

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

     In November, 1996 the Board of Directors of the Company voted to merge Allied into NBR. The combination of the two wholly-owned subsidiaries of Redwood was structured as a merger transaction wherein Allied has merged into NBR with NBR as the survivor. As a result of the merger NBR assumed all of Allied's rights and obligations. Allied ceased to exist as a federally chartered savings institution upon the merger. On February 3, 1997, NBR received approval from the Office of the Comptroller of the Currency to merge Allied into NBR. The merger was consummated March 24, 1997.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     During the year ended December 31, 1997, the Company operated in two principal industry segments: commercial banking and residential lending. The Company's residential lending activities currently include the brokering of "A paper" mortgage loans through its retail brokerage operations, the origination for sale of both "A paper" and "subprime" mortgage loans, and the servicing of loans sold to investors. Commercial banking activities include commercial loan portfolio lending, the origination for sale and servicing of Small Business Administration loans, construction lending, various deposit programs and numerous fee-based services.

     In the fourth quarter of 1996 the Company significantly curtailed its wholesale mortgage loan originations operations associated with the wholesale generation of mortgage loans which predominantly conform to the underwriting standards set by Fannie Mae, Freddie Mac, or other institutional investors. This type of activity is commonly referred to as "A paper" wholesale mortgage banking. This decision was taken due to concerns over declining profit margins and interest rate risk. As a result of this action, the Company's mortgage banking operations has focused on its subprime mortgage business along with retail generation of "A paper" mortgage loans through its brokerage operations. Accordingly, revenues and expenses associated with this segment have been significantly reduced from historic levels.

     In 1997, the Company's commercial banking operations generated revenues of $32,824,000 as compared to $34,027,000 in 1996 and $28,825,000 in 1995.
In 1997 the Company's residential lending operations generated revenues of $14,625,000 as compared to $31,327,000 in 1996, and $35,124,000 in 1995.
Operating profits generated by the Company's commercial banking operations amounted to $6,913,000 in 1997, $3,389,000 in 1996 and $5,180,000 in 1995.
Residential lending's operating profits totaled $173,000 in 1997, ($3,194,000) in 1996 and $2,597,000 in 1995.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

     Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California, primarily operating in Northern California. Its wholly-owned subsidiary is National Bank of the Redwoods("NBR"), a national bank chartered in 1985. The Company's business strategy involves two principal business activities, commercial banking and residential lending which are conducted through NBR.

     NBR provides its commercial banking services through five retail branches located in Sonoma County, California, one retail branch located in Mendocino County, California, and one retail branch located in Lake County, California. NBR generally extends commercial loans to professionals and to businesses with annual revenues of less than $10 million. Commercial loans are primarily for working capital, asset acquisition and commercial real estate. NBR's targeted commercial banking market area includes the
California counties north of San Francisco.   NBR generates noninterest
income through merchant draft processing by virtue of its status as a Principal Bank of Visa/MasterCard. As a Preferred Lender under the Small Business Administration ("SBA") Loan Guarantee Program, NBR generates noninterest income through premiums received on the sale of the guaranteed portions of SBA loans and the resulting on-going servicing income on its SBA portfolio. NBR also originates commercial and residential construction loans for its portfolio.

     The Company's residential mortgage lending business consists of one-to-four family residential mortgage loans which predominantly conform to the underwriting standards set by Fannie Mae, Freddie Mac or other institutional mortgage conduits. These loans are commonly referred to as "A paper" loans and are primarily acquired by NBR through its retail loan officers. NBR also provides mortgage loan brokerage services to retail customers through its Valley Financial division. In addition NBR originates mortgage loans through its Allied Diversified Credit ("ADC") division that do not comply with all standards established by Fannie Mae or Freddie Mac. These loans are commonly referred to as "Sub Prime" loans and are acquired by ADC on a wholesale and retail basis. Substantially all mortgage loan originations are packaged and sold into the secondary market. NBR sells substantially all the servicing rights on the mortgage loans it sells and from time to time may purchase mortgage loan servicing rights from other companies, thereby generating ongoing servicing fees.

     As previously stated, the Company has significantly curtailed its "A paper" wholesale mortgage banking operations. As a result of this action the company's mortgage loan production revenue and expenses have been significantly reduced from historic levels. Residential lending operations focuses on the Company's sub prime mortgage business along with mortgage loan brokerage services. NBR's principal targeted residential lending territory includes Northern and Central California. These areas are served by five loan production offices located in Santa Rosa, Alamo, Pleasanton, San Jose and Monterey.

     The primary sources of funds for the Company's commercial and residential lending programs are local deposits, proceeds from loan sales, loan payments, and other borrowings. The Company attracts deposits primarily from local businesses, professionals and retail customers. The Company generally does not purchase deposits through deposit brokers and had no brokered deposits at December 31, 1997. In addition to deposits, the Company may obtain other borrowed funds through its membership in the Federal Home Loan Bank of San Francisco (the "FHLB") and its retention of treasury, tax and loan funds at the Federal Reserve Bank of San Francisco.

     The Company is regulated by various government agencies, with the primary regulators being the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC"), and the Federal Deposit Insurance Corporation (the "FDIC").

     The Company and its subsidiaries had 253 full-time-equivalent employees at December 31, 1997. Redwood's headquarters are located at 111 Santa Rosa Avenue, Santa Rosa, California 95404-4905, and its telephone number is (707) 545-9611.


PRIMARY MARKET AREA

     The Company's deposit market area is Sonoma, Mendocino and Lake Counties, California. Sonoma, Mendocino and Lake Counties have benefited from migration of population and businesses into the area, as well as growth in established firms and industries. These counties have generally exceeded the growth in population and economic activity of California as a whole.


INVESTMENT PORTFOLIO

     The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities held to maturity until maturity and management believes that the Company has the ability to do so. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. The following table summarizes the maturities of the Company's debt securities at their carrying value and their weighted average yields at December 31, 1997. Yields on tax-exempt securities have been computed on a tax-equivalent basis.

                                                     After One          After Five
                                                      Through             Through
                               Within One Year       Five Years          Ten Years        After Ten Years         Total
                              -----------------   -----------------   -----------------   -----------------   -----------------
                               Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                              -----------------   -----------------   -----------------   -----------------   -----------------
                                                                           (dollars in thousands)
U.S. Government and agencies  $11,993    6.16%    $31,665    6.32%    $16,609    6.64%         --      --     $60,267    6.38%
Other bonds and mortgaged
backed securities                  13    4.50          --      --          --      --       8,388    7.14      $8,401    7.14
                              --------            --------            --------             -------            --------
   Total                      $12,006    6.16%    $31,665    6.32%    $16,609    6.64%     $8,388    7.14%    $68,668    6.47%
                              --------            --------            --------             -------            --------
                              --------            --------            --------             -------            --------

     The following table summarizes the book value of the Company's investment securities held on the dates indicated:

                                                       December 31,
                                                  1997      1996      1995
                                               ------------------------------
                                                       (in thousands)
U.S. Government and agencies                      $60,267   $46,588   $37,436
Other bonds and mortgage-backed securities          8,401     2,701     2,638
FHLB and FRB Stock                                  3,897     3,344     3,890
                                               ------------------------------
  Total                                           $72,565   $52,633   $43,964
                                               ------------------------------
                                               ------------------------------

DEPOSIT STRUCTURE

     The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposits, savings and checking accounts. In addition to the Company's local depository offices, it attracts certificates of deposit, primarily from financial institutions throughout the nation, by publishing rates in national publications. These certificates of deposit have often been attracted at interest rates at or above local market retail deposit rates. The national deposit market is utilized to supplement funding for the Company's mortgage banking activities and other liquidity needs. There can be no assurance that this funding practice will continue to provide deposits at attractive rates, or that applicable federal regulations will not limit the Company's ability to attract deposits in this manner. The Company generally does not purchase brokered deposits and had no brokered deposits at December 31, 1997.

     The following chart sets forth the distribution of the Company's average daily deposits for the periods indicated.

                                                        Year Ended December 31,
                                      -----------------------------------------------------------
                                             1997                1996                1995
                                      ------------------- ------------------- -------------------
                                         Amount   Rate      Amount    Rate      Amount    Rate
                                      ------------------- ------------------- -------------------
                                                         (dollars in thousands)
Transaction accounts:
 Savings & Money Market                $130,999     3.94%  $129,405     4.02%   $93,480     4.12%
 NOW                                     21,804     1.47     21,245     1.64     22,836     2.28
 Noninterest bearing                     77,382      ---     65,082      ---     51,946     ---
Time deposits $100,000 and over          44,342     5.68     95,258     5.35    120,499     6.29
Other time deposits                     128,002     5.33    143,770     6.09    183,897     5.86


     The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 1997:

                                               Amount
                                          ----------------
                                           (in thousands)
     Remaining Maturity:
      Three months or less                     $17,976
      Over three months to six months           10,644
      Over six months to 12 months              16,424
      Over 12 months                             8,834
                                               -------
        Total                                  $53,878
                                               -------
                                               -------


     Time deposits of $100,000 or more are generally from the Company's local business and professional customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is considered in the Company's asset and liability management policies, which attempt to anticipate adequate liquidity needs through its management of investments, federal funds sold, loan sales, or by generating additional deposits.


OTHER BORROWINGS

     At December 31, 1997, the Company had FHLB short-term borrowings of $1,819,000, with a weighted average interest rate of 6.29%, collateralized by approximately $48,000,000 in residential mortgage loans. Remaining available credit at December 31, 1997 was $286,000. Advances are made on a short-term basis with a rolling maturity date and are typically repaid within a 30-day period. On occasion, a borrowing is made on a fixed maturity basis. In such instances, maturities do not extend beyond one year. The following table summarizes the highest amount of FHLB borrowings outstanding for a month-end during the year, the average balance of borrowings from the FHLB and the weighted average rate for the three years ended December 31, 1997.

                                                           December 31,
                                                 1997          1996          1995
                                             ----------------------------------------
                                                           (in thousands)
Average balance during the year                    $566         $21,834       $46,600
Average interest rate during the year              5.00%           5.94%         6.56%
Maximum month-end balance during the year        $1,819         $39,000      $112,150
Date of maximum month-end balance              12/31/97         4/30/96       1/31/95


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

     THE EFFECT OF GOVERNMENTAL POLICIES AND REGULATIONS ON THE COMPANY. The Company's overall earnings and growth, as well as that of NBR individually, are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System (the "FRB") influences the supply of money through its open market operations in U.S. Government securities, as well as by adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the Company's business and earnings cannot be predicted.

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

     CAPITAL STANDARDS. The FRB and the OCC, and other federal banking agencies have risk based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are reported as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

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

     The following tables present the capital ratios for NBR as compared to the standards for well-capitalized depository institutions, as of December 31, 1997.


                                                 Well-        Minimum
                                 Actual       Capitalized   Requirement
                                 ---------------------------------------
NBR
  Leverage                         8.58           5.00          4.00
  Tier 1 risk-based               11.65           6.00          4.00
  Total risk-based                13.83          10.00          8.00


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

     The payment of dividends by a national bank is further restricted by additional provisions of federal law, which prohibit a national bank from declaring a dividend on its shares of common stock unless its surplus fund exceeds the amount of its common capital (total outstanding common shares times the par value per share). Additionally, if losses have at any time been sustained equal to or exceeding a bank's undivided profits then on hand, no dividend shall be paid. Moreover, even if a bank's surplus exceeded its common capital and its undivided profits exceed its losses, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. A national bank must consider other business factors in determining the payment of dividends. The payment of dividends by NBR is governed by NBR's ability to maintain minimum required capital levels and an adequate allowance for loan losses. Regulators also have the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute. As of December 31, 1997, NBR had the ability to dividend $4,523,000 to Redwood without prior regulatory approval.

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

     The Economic Growth and Regulatory Paperwork Reduction Act (the "1996 Act") as part of the Omnibus Appropriations Bill was enacted on September 30, 1996 and includes many banking related provisions. The most important banking provisions is the recapitalization of the SAIF. The 1996 Act provides for a one-time assessment of approximately 65 basis point per $100 of deposits of SAIF insured deposits including Oakar deposits payable on November 30, 1996. For the years 1997 through 1999 the banking industry will assist in the payment of interest on FICO bonds that were issued to help pay for the clean-up of the savings and loan industry. Banks will pay approximately 1.3 cents per $100 of deposits for this special assessment, and after the year 2000, banks will pay approximately 2.4 cents per $100 of deposits until the FICO bonds mature in 2017. There is a three year moratorium on conversions of SAIF deposits to BIF deposits. The 1996 Act also has certain regulatory relief provisions for the banking industry. Lender liability under the Superfund is eliminated for lenders who foreclose on property that is contaminated provided that the lenders were not involved with the management of the entity that contributed to the contamination. There is a five year sunset provision for the elimination of civil liability under the Truth in Savings Act. The FRB and the Department of Housing and Urban Development are to develop a single format for Real Estate Settlement Procedures Act and Truth in Lending Act ("TILA") disclosures. TILA disclosures for adjustable mortgage loans are to be simplified. Significant revisions are made to the Fair Credit Reporting Act ("FCRA") including requiring that entities which provide information to credit bureaus conduct an investigation if a consumer claims the information to be in error. Regulatory agencies may not examine for FCRA compliance unless there is a consumer complaint investigation that reveals a violation or where the agency otherwise finds a violation. In the area of the Equal Credit Opportunity Act, banks that self-test for compliance with fair lending laws will be protected from the results of the test provided that appropriate corrective action is taken when violations are found.

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

     CONCENTRATION OF LENDING ACTIVITIES. Concentration of the Company's lending activities in the real estate sector, including construction loans could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At December 31, 1997, approximately 73% of the Company's loans were secured by real estate, of which 28% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed-use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans. Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

     DIVIDENDS. Beginning with the fourth quarter of 1992, Redwood paid a quarterly dividend on its Common Stock each quarter until the fourth quarter of 1994, when the payment of Common Stock dividends was suspended indefinitely by the Board of Directors. There can be no assurance that such dividend payments will be resumed in the future. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became undercapitalized. If NBR is restricted from paying dividends, Redwood could be unable to pay dividends on either its Common or its Preferred Stock. In addition, the payment of dividends by Redwood is limited by California law and subject to the discretion of the Board of Directors of Redwood. No assurance can be given as to the ability of the Company's subsidiaries to pay dividends to Redwood, the ability of Redwood to continue or resume paying dividends in accordance with prior practice or at all, or the determination by the Board of Directors that payment of any such dividend will be appropriate under the circumstances. Under applicable law and regulations, at December 31, 1997, NBR was able to pay up to $4,523,000 in additional dividends to Redwood. See "REGULATION AND SUPERVISION -- RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS," above.

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

ITEM 2.  PROPERTIES

     The Company owns two depository branches and leases 21 other locations and equipment used in the normal course of business. There are no contingent rental payments and the Company has five sublease arrangements. Total rental expenses under all leases, including premises, totaled $2,095,000, $2,258,000 and $2,172,000, in 1997, 1996 and 1995. The expiration dates of the leases vary, with the last such lease expiring during 2009.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Redwood's Common Stock is publicly traded on the American Stock Exchange. Market information for Redwood's Common Stock for the two most recent fiscal years can be found under the heading "Quarterly Results" of the 1997 Annual Report to Shareholders, and is by this reference incorporated herein. As of December 31, 1997 there were 525 shareholders of record of Redwood's Common Stock.

     Redwood did not pay dividends during the three year period ended December 31, 1997. There are regulatory limitations on cash dividends that may be paid by Redwood as well as regulatory limitations on cash dividends that may be paid by NBR to Redwood which could limit Redwood's ability to pay dividends. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became critically undercapitalized. See "REGULATION AND SUPERVISION".

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF CONSOLIDATED FINANCIAL DATA AND PERFORMANCE RATIOS


                                                        At or for the Year ended December 31,
                                                  -------------------------------------------------
                                                     1997      1996     1995      1994      1993
                                                     ----      ----     ----      ----      -----
                                                     (dollars in thousands, except per share data)
STATEMENTS OF OPERATIONS:
Total interest income                              $37,306   $45,784   $47,374   $38,005   $27,465
Net interest income                                 20,519    23,141    19,703    17,339    14,980
Provision for loan losses                            2,100     6,262     1,590     1,095     1,679
Other operating income                              10,143    19,570    16,575    10,885    19,177
Net income (loss)                                    3,441    (1,486)    3,313    (3,035)    4,564
Net income (loss) available to common equity         2,992    (1,935)    2,977    (3,483)    4,132

BALANCE SHEETS:
Total assets                                      $446,719  $499,466  $557,910  $630,652  $471,674
Total loans                                        282,396   347,414   368,224   384,569   210,257
Mortgage loans held for sale                        16,929    29,487    62,620   138,003   168,619
Allowance for loan losses                            7,645     7,040     5,037     5,787     5,209
Total deposits                                     391,421   436,450   458,393   469,008   351,775
Shareholders' equity                                33,243    29,732    31,585    28,194    31,576

PERFORMANCE RATIOS:
Return on average assets                               .75%     (.28%)     .57%     (.56%)    1.21%
Return on average common equity                      11.71     (7.43)    12.37    (13.17)    17.39
Common dividend payout ratio                           N/A       N/A       N/A       N/A      7.70
Average equity to average assets                      6.83      5.96      5.14      5.90      7.56
Leverage ratio                                        7.10      5.45      5.14      4.08      6.99
Tier 1 risk-based capital ratio                       9.72      7.63      7.24      6.55     10.72
Total risk-based capital ratio                       14.64     12.11     11.68     10.75     16.04
Net interest margin                                   4.90      4.64      3.63      3.40      4.20
Other operating expense to net interest
 income and other operating income                   74.54     91.19     79.98    113.46     72.06
Average earning assets to average
 total assets                                        91.44     93.46     93.50     93.39     94.32
Nonperforming assets to total assets                  3.72      2.64      1.28      1.34      1.72
Net loan charge-offs to average loans                  .46      1.22       .60       .40       .40
Allowance for loan losses to total loans              2.71      2.03      1.37      1.50      2.48
Allowance for loan losses to nonperforming loans     78.60     67.82    101.88    104.97    122.65

SHARE DATA:
Common shares outstanding (000)                      2,785     2,749     2,679     2,663     2,598
Book value per common share                          $9.87     $8.72     $9.64     $8.43     $9.94
Basic earnings (loss) per share                       1.08      (.71)     1.11     (1.31)     1.54
Diluted earnings (loss) per share                     1.02      (.71)     1.04     (1.31)     1.44
Cash dividend per common share                         ---       ---       ---      .105      .125

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Certain statements in this annual report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; changes in general economic conditions, either nationally or regionally, that are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; and changes in business conditions, volatility of rate sensitive deposits, operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risk; and changes in the securities markets. In addition, such risks and uncertainties include merchant card processing and concentration of lending activities which have been described in "Certain Important Considerations for Investors".

     Redwood Empire Bancorp ("Redwood" and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California. The Company's business strategy involves two principal business activities, commercial banking and residential lending which are conducted through its principal subsidiary, National Bank of the Redwoods, a national bank ("NBR"). Commercial banking activities include portfolio lending, including construction loans, the origination for sale and servicing of Small Business Administration ("SBA") loans, various deposit programs and numerous fee-based services. Residential lending activities relate principally to the origination of mortgage loans for sale, brokering of mortgage loans to other residential lenders, servicing of mortgage loans sold to investors, and sale and purchase of mortgage loans and servicing rights.

     The Company derives its income from three principal sources: (1) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities; (2) residential lending operations, which involve the origination for sale and sale of real estate secured loans, the sale of mortgage loan servicing rights, mortgage loan servicing fee income on loans serviced, and brokerage income from residential loans to other lenders; and (3) fee income, which includes fees earned on deposit services, income from SBA lending, electronic-based cash management services and merchant credit card processing.

     Prior to November 1996 the Company conducted its mortgage banking activities principally through its wholly-owned subsidiary, Allied Bank, F.S.B. (Allied). In order to improve overall company-wide operational efficiencies, the Board of Directors voted to merge Allied into NBR in November, 1996. The combination of the two wholly-owned subsidiaries of Redwood was structured as a merger wherein Allied merged into NBR with NBR being the surviving bank. As a result of the merger NBR assumed all of Allied's rights and obligations. On February 3, 1997 NBR received approval from the Office of the Comptroller of the Currency for the merger. Such merger was consummated on March 24, 1997.

     In connection with the merger of Allied into NBR, the Company began a process in the fourth quarter of 1996 to significantly curtail its A paper wholesale mortgage loan production. As a result of this action the Company's mortgage loan production revenue and expenses was significantly reduced from historic levels. Associated with the curtailment of A paper wholesale mortgage banking and the merger of Allied and NBR, the Company recorded restructuring charges of $2,357,000 in the fourth quarter of 1996. For further discussion see "Financial Statements and Supplementary Data - Note S of Notes to Consolidated Financial Statements Redwood Empire Bancorp."

     The following analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Redwood Empire Bancorp, related notes thereto. Average balances, including such balances used in calculating financial and performance ratios, are generally a blend of daily averages for NBR and where applicable for Allied, which management believes are representative of the operations of the Company.

RESULTS OF OPERATIONS

     In 1997 the Company reported a net income of $3,441,000, or $1.02 diluted per share. In 1996, the Company reported a net loss of $1,486,000, or $.71 diluted per share. The Company's net income in 1995 was $3,313,000 or $1.04 diluted per share.

     Return on average assets for the year ended December 31, 1997 was .75% as compared to a negative .28% and a positive .57% for the years ended December 31, 1996 and 1995. Return on average common equity was 11.72% for the year ended December 31, 1997, as compared to negative 7.43% and a positive 12.39% for the years ended December 31, 1996 and 1995.

          The Company's results of operation in 1997 improved significantly from 1996. Dramatic improvement was shown in non-interest expense which totaled $22,855,000 in 1997 as compared to $38,946,000 in 1996 which amounts in a reduction of $16,091,000. The improvement in non interest expense offset a decline in net interest income of $2,622,000 and a decline in non interest income $9,427,000.

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

     NET INTEREST INCOME.   For 1997, the Company's net interest income
amounted to $20,519,000 as compared to $23,141,000 in 1996 and $19,703,000 in
1995. This represents a decrease of $2,622,000 or 11.3% in 1997 and a $3,438,000 or 17% increase in 1996. The decrease in 1997 when compared to 1996 is due to a decline in earning assets from $498,882,000 in 1996 to $418,793,000 in 1997 partially offset and an improvement in net interest margin from 4.64% in 1996 to 4.90% in 1997. The increase in 1996 when compared to 1995 is primarily attributable to an increase in net interest margin from 3.63% in 1995 to 4.64% in 1996 offset by a decline in earning assets from $542,408,000 in 1995 to $498,882,000 in 1996.

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

                                             1997                              1996                            1995
                                -------------------------------   ----------------------------    ------------------------------
                                  Average                Yield/   Average                Yield/   Average                 Yield/
                                  Balance   Interest      Rate    Balance   Interest      Rate    Balance    Interest      Rate
                                -------------------------------   ----------------------------    ------------------------------
                                                                (dollars in thousands)
ASSETS:
Portfolio loans                 $322,122    $30,448       9.45%  $349,859    $35,919      10.27%  $390,664    $38,052       9.74%
Mortgage loans held for sale      19,937      1,835       9.20     78,030      5,550       7.11     71,395      4,417       6.19
Investment securities             54,034      3,702       6.85     47,414      3,120       6.58     49,105      3,187       6.49
Federal funds sold                22,541      1,314       5.83     19,685      1,028       5.22     27,777      1,581       5.69
Interest-bearing deposits due
 from financial institutions         159          7       4.40      3,894        167       4.29      3,467        137       3.95
                                -------------------              -------------------              -------------------
   Total earning assets          418,793     37,306       8.91    498,882     45,784       9.18    542,408     47,374       8.73
                                            -------                          -------                          -------
                                            -------                          -------                          -------
Other assets                      45,901                           41,363                           43,738
Less allowance for loan losses    (6,690)                          (6,473)                          (6,023)
                                ---------                        ---------                        ---------
   Total average assets         $458,004                         $533,772                         $580,123
                                ---------                        ---------                        ---------
                                ---------                        ---------                        ---------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings                         $152,803      6,080       3.98   $150,650      6,076       4.03   $116,316      4,367       3.75
Time deposits                    172,344      9,348       5.42    239,028     13,851       5.79    304,396     18,363       6.03
Other borrowings                  15,181      1,359       8.95     41,083      2,716       6.61     71,593      4,941       6.90
                                -------------------              -------------------              -------------------
   Total interest-bearing
    liabilities                  340,328     16,787       4.93    430,761     22,643       5.26    492,305     27,671       5.62
                                            -------                          -------                          -------
Demand deposits                   77,382                           65,082                           51,946
Other liabilities                  9,008                            6,136                            6,054
Shareholders' equity              31,286                           31,793                           29,818
                                ---------                        ---------                        ---------
Total average liabilities and
 shareholders' equity           $458,004                         $533,772                         $580,123
                                ---------                        ---------                        ---------
                                ---------                        ---------                        ---------
Net interest spread                                       3.98                             3.92                             3.11
Net interest income and
 net interest margin                        $20,519       4.90               $23,141       4.64               $19,703       3.63
                                            -------                          -------                          -------
                                            -------                          -------                          -------


     The Company's average earning assets for 1997 decreased approximately 16.1%, or $80,089,000, to $418,793,000, as compared to $498,882,000 for 1996.
Average earning assets decreased $43,526,000 or 8% in 1996 as compared to 1995. The decrease in average earning assets for 1997 is primarily attributable to the Company's decision to significantly curtail is "A" paper mortgage banking operation in the fourth quarter of 1996. This decision directly impacted the mortgage loans held for sale average balance which equaled $19,937,000 in 1997 and $78,030,000 in 1996.

     REDUCTION IN FUNDING SOURCES. With the reduction in earning assets discussed above, the Company's funding sources also declined. Average other borrowings, which includes FHLB advances, declined $25,902,000 in 1997 and $30,510,000 in 1996. Similarly, high cost of time deposits declined $66,684,000 in 1997 and $65,368,000 in 1996. Conversely, average demand deposits grew $12,300,000 in 1997 and $13,136,000 in 1996 as the Company was successful in obtaining low cost transactional accounts.

     The following table sets forth changes in interest income and interest expense for each major category of earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to rate.


                                                              1997 over 1996                      1996 over 1995
                                                    --------------------------------    --------------------------------
                                                     Volume        Rate       Total       Volume       Rate      Total
                                                    --------------------------------    --------------------------------
                                                                                (in thousands)
Increase (decrease) in interest income:
Portfolio loans (1), (2)                            ($2,849)    ($2,622)    ($5,471)    ($3,974)     $1,841     ($2,133)
Mortgage loans held for sale                         (4,130)        415      (3,715)        411         722       1,133
Investment securities (3)                               436         146         582        (110)         43         (67)
Federal funds sold                                      149         137         286        (460)        (93)       (553)
Interest-earning deposits with other institutions      (160)          0        (160)         17          13          30
                                                    --------------------------------    --------------------------------
  Total increase (decrease)                          (6,554)     (1,924)     (8,478)     (4,116)      2,526      (1,590)
                                                    --------------------------------    --------------------------------

Increase (decrease) in interest expense:
Interest-bearing transaction accounts                    87         (83)          4       1,288         421       1,709
Time deposits                                        (3,861)       (642)     (4,503)     (3,942)       (570)     (4,512)
Other borrowings                                     (1,712)        355      (1,357)     (2,106)       (119)     (2,225)
                                                    --------------------------------    --------------------------------
  Total increase                                     (5,486)       (370)     (5,856)     (4,760)       (268)     (5,028)
                                                    --------------------------------    --------------------------------
  Increase (decrease) in net interest income        ($1,068)    ($1,554)    ($2,622)       $644      $2,794      $3,438
                                                    --------------------------------    --------------------------------
                                                    --------------------------------    --------------------------------



(1) Does not include interest income which would have been earned on nonaccrual loans had such loans performed in accordance with their terms.

(2) Loan fees of $928,000, $2,805,000 and $2,112,000 are included in interest income for 1997, 1996 and 1995.

(3) The average balance of securities classified as available for sale are presented at historical amortized cost without the effects of the fair value adjustments.

     The net interest margin increased to 4.90% for the year ended December 31, 1997, as compared to 4.64% and 3.63% for the years ended December 31, 1996 and 1995. The increase in net interest margin in 1997 was primarily due to decreased liability costs slightly offset by a decline in yield on earning assets. The yield on earning assets decreased to 8.91% in 1997 compared to 9.18% in 1996 and 8.73% in 1995. In 1997, the Company decreased its high-yielding construction loan portfolio from an average of $78.2 million in 1996 to $70.3 million in 1997. See "Loan Portfolio and Mortgage Banking".

     The effective rates on interest-bearing liabilities decreased to 4.93% for 1997 as compared to 5.26% for 1996 and 5.62% for 1995. The decrease in 1997 was due to a decline in balance for the Company's high cost funding sources of time deposits and other borrowings. The decrease in 1996 when compared to 1995 was due primarily to a decline in high-cost time deposits and FHLB advances.

     PROVISION FOR LOAN LOSSES. Annual fluctuations in the provision for loan losses result from management's regular assessment of the adequacy of the allowance for loan losses. The provision for loan losses was $2,100,000 for the year ended December 31, 1997, which represents a decrease of $4,162,000 or 66.5% from 1996. The decrease in the provision for loan losses in 1997 when compared to 1996 relates to a reduction of loan charge offs. In 1996, the provision for loan losses of $6,262,000 represented a 294% increase from $1,590,000 in 1995. This increase was primarily due to net loan charge offs of $4,259,000 and the deterioration of several major commercial and one construction loan.

     Outstanding construction loans at December 31, 1997 represent 19% of total portfolio loans. Construction lending generally bears a higher degree of risk than other major portfolio lending programs the Company maintains. Factors that could affect the quality of the construction loan portfolio include regional economic conditions, adverse changes in the real estate market, increasing interest rates or acts of nature such as earthquakes.
Such events could have an adverse impact on the level of future provisions for loan losses and the Company's earnings. See further discussion in "Asset Quality".

      OTHER OPERATING INCOME. Other operating income decreased 48%, or $9,427,000, to $10,143,000 as compared to $19,570,000, for 1996. The
Company's other operating income for 1996 represented an increase of $2,995,000 or 18% from the $16,575,000 it received during 1995. The following table sets forth the sources of other operating income for the years ended December 31, 1997, 1996 and 1995.


                                                     Year Ended December 31,
                                                     1997      1996      1995
                                                  ------------------------------
                                                          (in thousands)
Service charges on deposit accounts                $1,146    $1,224       $1,148
Merchant draft processing, net                      1,585     1,849        1,505
Loan servicing income                                 831     1,619        1,625
Net realized gains (losses) on sale of investment
 securities available for sale                         23        (3)         386
Gain on sale of loans and loan servicing            3,601    12,328       10,195
  Other income                                      2,957     2,553        1,716
                                                  -------   -------      -------
                                                  $10,143   $19,570      $16,575
                                                  -------   -------      -------
                                                  -------   -------      -------


     Gain on sale of loans and loan servicing declined significantly in 1997 when compared to previous year due to the curtailment of the Company's "A paper" mortgage banking operations in the fourth quarter of 1996.

     The primary cause of the 1996 increase in the Company's other operating income was the increased gain on sale of loans and loan servicing of $2,133,000 when compared to 1995. In the third and fourth quarter of 1996 the Company sold mortgage loan servicing rights which resulted in a gain of $2,153,000. In 1996 gain on sale of loans and loan service amounted to $12,328,000 as compared to $10,195,000 in 1995. As a result of an improved interest rate environment and higher demand, in the first half of 1995 the Company was able to sell its $110 million of COFI-based mortgage loans held for sale whose carrying amount had been adjusted at December 31, 1994 by a $5,534,000 valuation allowance. As a result, the Company recorded a gain of approximately $2,300,000 in 1995 associated with the disposition of these loans. For further discussion see "Mortgage Banking".

     Loan servicing revenues decreased to $831,000 for the year ended December 31, 1997, compared to $1,619,000 and $1,625,000 in 1996 and 1995.
The decline in 1997 was due to the loan servicing sale discussed above. Future loan servicing income will be dependent on prepayments of loans held in the Company's servicing portfolio, the volume of additional loans added to this portfolio and any future bulk servicing sales. See "Mortgage Banking" and Note B of Notes to Consolidated Financial Statements.

     Other income amounted to $2,957,000 in 1997, $2,553,000 in 1996 and
$1,716,000 in 1995. Included in other income was $2,432,000 in net brokerage revenue associated with the Company's mortgage loan brokerage operation.

     In 1997, the Company sold securities available for sale as part of its ongoing asset liability management strategies for a gain of $23,000 compared to losses of $3,000 recorded in 1996. See Note E of Notes to Consolidated Financial Statements.

     OTHER OPERATING EXPENSE. Other operating expense amounted to $22,855,000 in 1997, $38,946,000 in 1996 and $29,016,000 in 1995. This
represents a decrease of $16,091,000 or 41% in 1997 and a increase of $9,930,000 or 34% in 1996. The 1997 decrease was a direct result of merger of Allied into NBR in March of 1997 and the curtailment of "A paper" mortgage banking. The 1996 increase was a direct result of $2,357,000 in expenses associated with the Company's restructuring plan, $2,192,000 resulting from a one time insurance premium assessment attributable to SAIF-insured deposits, an increase in salary and benefits of $2,783,000 and a $1,200,000 charge associated with the bankruptcy of one of its merchant card customers. In 1995 the decrease in other expense of $3,007,000 or 9% when compared to 1994 related primarily to the Company's cost cutting measures enacted in the last half of 1994 and the first half of 1995.

     Salary and employee benefits expense for 1997 decreased $5,674,000, or 33%, to $11,477,000, as compared to $17,151,000 for 1996. This compared with a 19% increase during 1996 over the 1995 salary and employee benefits expense of $14,368,000. The decline in salary and benefit expense in 1997 is due to the merger of Allied into NBR and the reduction in mortgage banking operations. The increase in 1996 was attributable to a 53% increase in commissions paid for mortgage loan production. The Company's full-time-equivalent staff levels were 252, 321 and 353 at December 31, 1997, 1996 and 1995, respectively.

     Occupancy and equipment expense was $3,328,000 in 1997, $5,604,000 in 1996 and $5,544,000 in 1995. In 1997, this represents an decrease of 41%, or $2,276,000, over 1996 occupancy and equipment expense. The reduction in occupancy and equipment expense is attributable to the merger of Allied into NBR and the reduction of mortgage banking operations. In 1996 occupancy expense increased $60,000 or 1% over 1995. This increase was primarily attributable to annual lease payment increases.

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

     Severance for 70 employees                                   $651,000
     Accrual for discontinued leases                               772,000
     Writeoff of leasehold improvements,
      furniture and fixtures                                       934,000
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
                                                                ----------
                                                                $2,409,000
                                                                ----------
                                                                ----------


     At December 31, 1997, $319,000 of the restructuring charge remained in other liabilities, substantially all of which is related to the future minimum lease payments associated with the closed facilities. The Company is continuing to seek sublease tenants for many of these closed facilities and an additional portion of the restructuring charge may be reversed in future periods if the Company is successful in entering into such arrangements. For further discussion, see "Mortgage Banking."

     The following table describes the components of other operating expense for the years ended December 31, 1997, 1996 and 1995.


                                                  Year Ended December 31,
                                               1997         1996        1995
                                              ---------------------------------
                                                      (in thousands)
Professional fees                             $1,757       $1,942       $2,187
Regulatory expense and insurance                 563        3,401        1,716
Postage and office supplies                    1,297        1,715        1,224
Shareholder expenses and Director fees           381          406          486
Advertising                                      409          581          481
Telephone                                        829          758          778
Electronic data processing                     1,417        1,216        1,022
Net costs of other real estate owned             568          451          163
Other                                          1,115        3,364        1,503
                                              ------      -------       ------
                                              $8,336      $13,834       $9,560
                                              ------      -------       ------
                                              ------      -------       ------


     Other expenses were $8,336,000 during 1997, a decrease of $5,498,000, or 40%, over 1996 expenses of $13,834,000. This decrease is attributable to the merger of Allied into NBR, curtailment of "A paper" mortgage banking, and the 1996 SAIF deposit insurance premium charge discussed below. Other expense increased $4,274,000 or 45% in 1996 when compared to 1995. This increase is primarily attributable to a one time insurance premium charge assessed by Congress to SAIF-insured deposits of $2,192,000, a $1,200,000 charge to other expenses relating to the Company's obligation following the bankruptcy of one of its merchant credit card customers and an increase in postage and office supplies of $491,000 due to an increase in mortgage banking activity.

      INCOME TAXES. The Company's effective tax rate was a provision of 39.7% in 1997, a benefit of 40.5% in 1996 and a provision of 41.6% in 1995.

LOAN PORTFOLIO

     The Company concentrates its lending activities in three principal areas: real estate mortgage loans (residential and commercial loans), real estate construction loans and commercial loans. At December 31, 1997, these three categories accounted for approximately 53%, 19% and 24%, respectively, of the Company's loan portfolio. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrowers' depository relationships with the Company and prevailing money market rates indicative of the Company's cost of funds.

     Concentration of the Company's lending activities in the real estate sector could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas.
The ability of the Company to continue to originate mortgage loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes or floods, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

     The following table sets forth the amounts of loans outstanding by category as of the dates indicated. There were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the table below.


                                                             December 31,
                                      ---------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                      ---------------------------------------------------------
                                                            (in thousands)
Residential real estate mortgage       $93,516    $115,631    $160,767    $220,764    $102,254
Commercial real estate mortgage         57,425      67,401      55,667      52,385      35,909
Commercial                              69,097      73,987      79,723      72,728      49,556
Real estate construction                55,031      84,908      62,432      31,086      21,476
Installment and other                    9,200       8,284      12,669      10,425       3,033
Less deferred fees                      (1,873)     (2,797)     (3,035)     (2,818)     (1,971)
                                      ---------------------------------------------------------
  Total loans                          282,396     347,414     368,223     384,570     210,257
Less allowance for loan losses          (7,645)     (7,040)     (5,037)     (5,787)     (5,209)
                                      ---------------------------------------------------------
  Net loans                           $274,751    $340,374    $363,186    $378,783    $205,048
                                      ---------------------------------------------------------
                                      ---------------------------------------------------------


     REAL ESTATE MORTGAGE LOANS. As of December 31, 1997, the Company's residential mortgage loans totaled $93,516,000, or 33%, of its total loans. These loans were predominantly originated in Sonoma and Mendocino Counties. Total residential loans declined $34,509,000 during the year as a result of normal prepayments. As of December 31, 1996, residential mortgage loans totaled $128,025,000 or 37% of total loans. Such loans declined $39,997,000 during the year due to prepayments and continuing restructuring of Allied's balance sheet. This 1996 restructuring was accomplished by a $34,000,000 loan sale in the second quarter of 1996. In 1995, total residential mortgage loans decreased $54,800,000. The decrease in residential real estate loans is due primarily to loan sales of $35.9 million during the second quarter of 1995. The sale was executed to restructure Allied's balance sheet and consequently improve Allied's capital ratios and reduce its interest rate risk. In addition, in the third quarter of 1995, the Company swapped $22.1 million of adjustable rate loans with Fannie Mae for a mortgage-backed security which had a coupon rate of 7.295% and was scheduled to mature in 2025; this security, which was classified as available for sale, was sold prior to December 31, 1995, with settlement due from broker in January 1996. The Company does not anticipate any further restructuring of the Company's balance sheet through loan sales.

     At December 31, 1997, $27,780,000, or 30%, of the Company's residential real estate mortgage loans were fixed-rate mortgage loans having original terms ranging from one to thirty years, Another $57,597,000, or 62%, were held as adjustable-rate mortgages, substantially all of which adjust semi-annually, based on the Eleventh District Cost-of-Funds Index published monthly by the FHLB. The balance of these loans, $8,139,000, or 8%, consisted of multifamily loans, second mortgage loans and loans on improved single-family lots. The majority of the Company's residential mortgage loans have been underwritten for the Company's portfolio and do not necessarily meet standard underwriting criteria for sale in the secondary market. Approximately 76% of the total amount outstanding had principal balances that were less than $300,000. The Company's residential real estate mortgage loans predominately have loan-to-value ratios of 80% or less, using current loan balances and appraised values as of the time of origination. The Company's general policy is not to exceed an 80% loan-to-value ratio on residential mortgage loans without mortgage insurance. The Company generally does not make portfolio loans on a negative amortization basis.

     As of December 31, 1997, the Company had outstanding $69,097,000 in commercial mortgage loans, which constituted 24% of total loans. These loans were primarily secured by owner-occupied commercial properties and have 5- to 15-year maturities based upon 25- to 30-year amortization periods. The ratio of the loan principal amount to appraised values are generally 75% or less, using appraised values at the time of loan origination, and the loans are predominantly for owner-occupied small office buildings or office/warehouses. The Company originates commercial mortgage loans that are guaranteed by the SBA up to 70% to 90% of the balance. The SBA guaranteed portion of such loans are sold into the secondary market with the unguaranteed principal balance retained. The aggregate retained unguaranteed principal balance of such loans was $12.3 million at December 31, 1997. Approximately 54% of the total amount outstanding of commercial mortgage loans had principal balances that were less than $250,000.

     The Company also originates residential mortgage loans for sale. See "Mortgage Banking."

       REAL ESTATE CONSTRUCTION LOANS. Real estate construction loans are primarily for residential housing. The primary market focus is toward individual borrowers and small residential and commercial projects. The economic viability of the project and the borrower's past development record and creditworthiness are primary considerations in the loan underwriting decision. The Company had $55,031,000 in construction loans outstanding at December 31, 1997, comprising 19% of its total loans. These loans were principally located in Northern California. This represents a decrease of $29,486,000 or 35% from 1996. In 1996 construction loans increased $15,013,000 or 22% from 1995. Approximately $28 million of these loans consisted of 124 single-family individual-borrower construction loans, and the remaining loans included 66 subdivision projects, 14 land development projects and 2 commercial projects. At December 31, 1997, the largest single-family construction loan commitment was $1,030,000, and the average commitment was less than $235,000. The largest commitment for a subdivision project was $3.6 million, and the average subdivision commitment was less than $386,000. The average commercial project involved a loan of approximately $833,000.

     Construction loans are funded on a line-item, percentage of completion basis. As the builder completes various line items (foundation, framing, electrical, etc.) of the project, or portions of those line items, the work is reviewed by one of several independent inspectors hired by the Company. Upon approval from the inspector, the Company funds the draw request according to the percentage completion of the line items that have been approved. The Company rotates inspectors during construction to insure independent review. Actual funding checks must be signed by an officer of the Company, and that officer must also initial the line-item worksheet used to support the draw request. In addition, Company personnel or agents routinely inspect the various construction projects, all of which are located in the Company's lending area.

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

     COMMERCIAL LOANS. Commercial loans consist primarily of short-term financing for businesses and professionals located in Sonoma and Mendocino Counties. At December 31, 1997, these loans totaled $69,097,000, or 24%, of the Company's total loans. This represents an increase of $15,524,000 or 29% from 1996. In 1996 commercial loans decreased $10,402,000 or 16% from 1995. The commercial loans are diversified as to industries and types of businesses, with no material industry concentrations. Commercial loan borrowers generally have deposit relationships with the Company. The commercial loans can be unsecured or secured by various assets, including equipment, receivables, deposits and other assets. Commercial loans may be secured by commercial or residential property; however they are not classified as mortgage loans since these loans are not typically taken out for the purpose of acquiring real estate and the loans are short-term. In these cases, the mortgage collateral is often taken as additional collateral. As of December 31, 1997, the size of individual commercial loans varied widely, with 98% having principal balances less than $350,000. At December 31, 1997, the Company had 13 commercial borrowers whose aggregate individual liability exceeded $2,000,000.

      LOAN COMMITMENTS. In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of the commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 1997, the Company had outstanding $1,270,000 in unfunded mortgage loan commitments, $44,843,000 in undisbursed loan commitments and $508,000 in standby letters of credit. The Company's undisbursed commercial loan commitments represented primarily business lines of credit. The undisbursed construction commitments represented undisbursed funding on construction projects in process. The mortgage loan commitments represented approved but unfunded mortgage loans with the Company's mortgage banking business.

RESIDENTIAL LENDING

     The Company's results of operations has been substantially effected by residential lending activity, which can fluctuate significantly, in both volume and profitability, with changes in interest rates. For 1997, residential lending loan originations totaled $179 million, or $1.194 billion less than the $1.373 billion originated in 1996. In 1996 mortgage loan originations were $534 million more than the $839 billion originated in 1995.
 The mix of these originations in 1997 was approximately 82% fixed rate loans vs. 16% adjustable rate loans compared to 88% fixed, 12% adjustable for 1996, and 84% fixed rate loans vs. 16% variable for 1995.

     The following table represents the Company's residential lending origination and sale activity for the years indicated.


                                                     Year Ended December 31,
                                                  ---------------------------
                                                   1997      1996       1995
                                                  ---------------------------
                                                          (in millions)
Mortgage banking loan originations                $179    $1,373      $839
Increase (decrease) from prior period              (87%)      64%      (22%)
Mortgage banking loan sales                       $225    $1,481      $878
Increase (decrease) from prior period              (85%)      69%      (16%)
Mortgage banking revenue                           $15       $31       $35
Operating (loss) profit (in thousands)            $173   ($3,194)   $2,597


      All of the Company's mortgage loans held for sale meet certain investor underwriting criteria regarding loan-to-value ratios, maturities, yields and related documentation. The majority of the loans sold by the Company have been sold to either Fannie Mae, Freddie Mac or other institutional mortgage conduits. These loans must conform to established Freddie Mac/Fannie Mae underwriting criteria, including a maximum dollar limit, maturities that vary from five to thirty years, loan-to-value ratios of 80% or less (90% or less with mortgage insurance), adequate borrower liquidity, and the ability of the borrower to service the mortgage debt (and all other debt) out of income. Loans sold to other investors, such as savings and loans, insurance companies and other conduits, usually are for dollar amounts in excess of the Freddie Mac/Fannie Mae limit, but otherwise generally meet standard Freddie Mac/Fannie Mae underwriting criteria.

     As part of its residential lending activities, the Company enters into forward commitments to sell mortgage loans, either in the form of mortgage-backed securities ("MBS") or as whole loans. These commitments may be optional or mandatory. Under optional commitments, a commitment fee is paid and the Company carries no risk in excess of the loss of such fee in the event that the Company is unable to deliver sufficient mortgage loans to fulfill the commitment. Mandatory commitments may entail possible financial risk to the Company if it is unable to deliver mortgage loans in sufficient quantity or at sufficient rates to meet the terms of the commitments.

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

     The following lists the notional amounts of the various hedging instruments outstanding at December 31, 1997 and the date through which exercise dates extend:


                                                                 Exercise Dates
                                             Notional Amount     Extend Through
                                             ----------------------------------
                                              (in thousands)
     Forward contracts to sell MBS            $10,838            January 1998


     MORTGAGE LOAN SERVICING. Mortgage loan servicing includes the collection and remittance of loan payments, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making inspections of the mortgage premises when required, collection of past due amounts from delinquent mortgagors, supervision of foreclosures in the event of unremedied defaults, and general administration of the loans, either for the Company or for the investors to whom the loans have been sold. The amounts of impound payments held by the Company for others totaled $264,000, $1,651,000, and $2,809,000 on December 31, 1997, 1996 and 1995, respectively.
Servicers of loans sold to Freddie Mac or Fannie Mae generally receive a loan servicing fee of at least .25% per annum on the declining principal balance of the loans being serviced, but the actual fee can be higher depending upon the coupon rate of the loans being serviced and the actual pass-through rate paid to the investor. Servicing fees for other investors can vary according to market conditions at the time the loan is sold.

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


                                                                 December 31,
                                                         ---------------------------------
                                                          1997        1996          1995
                                                         ---------------------------------
                                                                 (in thousands)
Loans originated by the Company and sold                 $101,495    $123,988     $266,712
Loans underlying purchased mortgage servicing rights       23,867         ---      772,626
                                                         ---------------------------------
Total                                                    $125,362    $123,988   $1,039,338
                                                         ---------------------------------
                                                         ---------------------------------
Purchased and originated mortgage servicing rights           $620        $582       $5,970
Purchased and originated mortgage servicing rights as a
 percentage of loans serviced                                 .49%        .47%         .57%


     Management may from time to time determine to sell the Company's mortgage loans on a servicing released basis based on market conditions. The Company sells loan servicing rights to offset the cost of originating mortgage loans. The amount of loan servicing rights sold annually by the Company may vary because of market fluctuations in the pricing of loan servicing rights, and the amount of gain upon sale of servicing rights may vary significantly from period to period. In 1996 and 1995, the Company sold a portion of its originated servicing rights on a bulk basis for gains of $2,153,000 and $149,000. No such gains or losses were realized in 1997. The Company also purchases mortgage servicing rights ("PMSR") in order to better utilize its servicing capabilities and to take advantage of market prices which management believed to be favorable. The amounts the Company pays for the rights to service loans are carried on the Company's statement of financial condition as intangible assets and are amortized in proportion to, and over the estimated life of, the related pools of mortgage loans using a method approximating the interest method. The Company's carrying values of purchased mortgage servicing rights, and the amortization thereon, are evaluated quarterly, by portfolios, and such carrying values are adjusted for indicated impairments based on management's best estimate of the remaining cash flows. Such estimates may vary from the actual remaining cash flows due to unanticipated prepayments of the underlying mortgage loans and increases in servicing costs. The Company's carrying values of purchased mortgage servicing rights do not purport to represent the amount that would be realizable by a sale of these assets in the open market. The prepayment rates of the Company's PMSR pools ranged between 7% and 33% during 1995. The Company's OMSR and PMSR amortization, including valuation adjustments, totaled $293,000 for 1997, $2,021,000 for 1996 and $2,140,000 for 1995. The
amortized values of the Company's PMSR pools were $145,000 and $4,494,000 at December 31, 1997 and 1995, respectively. There was no amortized value at December 31, 1996.

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

     The Company adopted SFAS No. 122 in May, 1995. The effect of adoption on the 1995 statement of operations was to increase gain on sale of loans by $1,830,000 and net income by $857,000 ($.27 per diluted share). SFAS No. 122 prohibited the restatement of results for prior years. Originated mortgage servicing rights of $1,476,000 arising in 1995 are included in mortgage servicing rights on the balance sheet at December 31, 1995.

ASSET QUALITY

     The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company conducts its own internal credit review processes and, in addition, contracts with an independent loan reviewer who performs monthly reviews of new loans and potential problem loans that meet predetermined parameters. The Boards of Directors of NBR has an internal asset review committee which reviews the asset quality of new and problem loans on a monthly basis and reports the findings to the full Board. In management's opinion, this loan review system facilitates the early identification of potential problem loans.

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

     At December 31, 1997 and 1996 the Company's total recorded investment in impaired loans was $10,899,000 and $10,409,000 of which $3,919,000 and
$708,000 relates to the recorded investment for which there is a related allowance for credit losses of $750,000 and $275,000 determined in accordance with these statements $6,980,000 and $9,700,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these statements. At December 31, 1997, more than one half of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated present value cash flow.

     The average recorded investment in impaired loans during the year ended December 31, 1997 and 1996 was $10,949,000 and $10,662,000. The related amount of interest income recognized during the period that such loans were impaired was $558,000 and $218,000. No interest income was recognized using a cash-basis method of accounting during the period that the loans were impaired.

     As of December 31, 1997 and 1996 there were $7,883,000 and $9,878,000 of loans on which the accrual of interest had been discontinued. Interest due but excluded from interest income on loans placed on nonaccrual status was $469,000, $499,000 and $485,000 for the years ended December 31, 1997, 1996 and 1995. Interest income received on nonaccrual loans was $240,000, $438,000 and $554,000 for the years ended December 31, 1997, 1996 and 1995.

     The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.


                                                                                            December 31,
                                                                  --------------------------------------------------------------
                                                                      1997          1996         1995         1994         1993
                                                                  --------------------------------------------------------------
                                                                                       (dollars in thousands)
Nonaccrual loans                                                    $7,883        $8,246       $4,201       $2,314       $3,964
Accruing loans past due 90 days or more                                735         1,536           92        2,767          131
Restructured loans (in compliance with modified terms)               1,109           599          651          432          152
                                                                  --------------------------------------------------------------
  Total nonperforming loans                                          9,727        10,381        4,944        5,513        4,247
Other real estate owned                                              6,352         2,132          963        1,814        3,633
Other assets owned                                                     542           668        1,249        1,133          250
                                                                  --------------------------------------------------------------
  Total nonperforming assets                                       $16,621       $13,181       $7,156       $8,460       $8,130
                                                                  --------------------------------------------------------------
                                                                  --------------------------------------------------------------

Nonperforming loans to total loans                                    3.44%         2.99%        1.34%        1.43%        2.02%
Nonperforming assets to total assets                                  3.72          2.64         1.28         1.34         1.72
Allowance for loan losses to nonperforming assets                    46.00         53.41        70.39        68.40        64.07
Allowance for loan losses to nonperforming loans                     78.60         67.82       101.88       104.97       122.65


     Nonperforming loans totaled $9,727,000 at December 31, 1997, consisting of $3,120,000 that were secured by residential real estate, $899,000 secured by commercial real estate and the remaining $5,708,000 were either unsecured or collateralized by various business assets, other than real estate.

     Other real estate owned totaled $6,352,000 at December 31, 1997, consisting of $2,746,000 in commercial real estate properties and $3,606,000 in residential properties. Other assets owned were contract receivable rights and repossessed personal property carried at $542,000.

     In addition to the above mentioned assets, management of the Company has identified approximately $2.7 million in potential nonperforming loans, as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

     The following table provides certain information for the years indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.


                                                                          Year Ended December 31,
                                                      -----------------------------------------------------------
                                                        1997         1996          1995        1994          1993
                                                        ----         ----          ----        ----          ----
                                                                              (in thousands)
Balance at beginning of period                        $7,040       $5,037        $5,787      $5,209        $4,320
                                                      -----------------------------------------------------------
Charge-offs:
  Residential real estate mortgage:                      408          741           304         434           334
  Commercial real estate mortgage                        124          244            14          57            55
  Commercial                                             784        2,517         1,985         593           347
  Real estate construction                               456          725           ---          32           ---
  Installment and other                                  148          337           147          86            91
                                                      -----------------------------------------------------------
    Total charge-offs                                  1,920        4,564         2,450       1,202           827
                                                      -----------------------------------------------------------
Recoveries:
  Residential real estate mortgage                        15            2            25          39            12
  Commercial real estate mortgage                         --            5           ---           3            25
  Commercial                                             295          252            84           8           ---
  Installment and other                                  115           46             1           1           ---
                                                      -----------------------------------------------------------
    Total recoveries                                     425          305           110          51            37
                                                      -----------------------------------------------------------
Net charge-offs                                        1,495        4,259         2,340       1,151           790
Reserves acquired from Codding                           ---          ---           ---         634           ---
Provision for loan losses                              2,100        6,262         1,590       1,095         1,679
                                                      -----------------------------------------------------------
Balance at end of period                              $7,645       $7,040        $5,037      $5,787        $5,209
                                                      -----------------------------------------------------------
                                                      -----------------------------------------------------------
Net charge-offs during the year to average loans         .46%        1.22%          .60%        .40%          .40%
Allowance for loan losses to total loans                2.71         2.03          1.37        1.50          2.48
Allowance for loan losses to nonperforming loans       78.60        67.82        101.88      104.97        122.65


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

     It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover anticipated charge-offs, and management believes that the allowance at December 31, 1997 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

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



                                                                               December 31,
                                  ------------------------------------------------------------------------------------------------
                                      1997                 1996               1995              1994               1993
                                  ------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
                                   Allowance    % of    Allowance   % of   Allowance   % of   Allowance   % of   Allowances  % of
                                   for Losses   Loans   for Losses  Loans  for Losses  Loans  for Losses  Loans  for Losses  Loans
                                  ------------------------------------------------------------------------------------------------
Residential real estate mortgage      $2,061     33%     $1,522       37%    $1,922     45%     $2,231     57%     $1,770     49%
Commercial real estate mortgage          650     20         809       23        664     18         728     16         455     17
Commercial                             1,640     24       1,753       15      1,082     17       1,441     17       1,488     23
Real estate construction               1,821     20       2,076       24      1,210     19         723      9         702     10
Installment and other                    194      3         231        1        118      1         336      1         119      1
Unallocated                            1,279    ---         649      ---         41    ---         328    ---         675    ---
                                  ------------------------------------------------------------------------------------------------
Total                                 $7,645    100%     $7,040      100%    $5,037    100%     $5,787    100%     $5,209    100%
                                  ------------------------------------------------------------------------------------------------
                                  ------------------------------------------------------------------------------------------------


     In 1997 the Company was required by various mortgage loan investors to repurchase 26 non performing residential mortgage loans or purchase foreclosed real property. From time to time the Company may be required to repurchase mortgage loans from investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower, first payment default or fraud. Primarily these repurchases involve loans which are in default. The Company expects that it may be required to repurchase loans in the future. The Company maintains a reserve for its estimate of potential losses associated with the potential repurchase of previously sold mortgage loans. Such reserve amounts to $388,000 as of December 31, 1997.

LIQUIDITY

     Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses. It is the Company's general policy to retain liquidity at the parent at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of December 31, 1997, Redwood held $2,645,000 in deposits at its subsidiaries and a $3,000,000 subordinated note issued by NBR.

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

     During 1995, NBR and Allied declared dividends of $860,000 and $227,000 respectively. During 1996, NBR and Allied declared dividends of $215,000 and $2,227,000 respectively. In 1997, NBR declared dividends of $860,000. Management believes that at December 31, 1997 the Company's liquidity position was adequate for the operations of Redwood and its subsidiaries for the foreseeable future.

     Although each entity within the consolidated group manages its own liquidity, the Company's consolidated cash flows can be divided into three distinct areas; operating, investing and financing. For the year ended December 31, 1997 the Company received $54,505,000 and $9,225,000 in cash flows from operations and investment activities while using $53,145,000 in financing activities, respectively.

     The principal sources of asset liquidity are federal funds sold and loans held for sale. Secondary sources of liquidity are loan repayments, investments available for sale, maturing investments, and investments that can be used as collateral for other borrowings. At December 31, 1997, the Company had $34,553,000 in federal funds sold and $16,929,000 in loans held for sale. Total investments were $72,565,000, of which $17,994,000 were pledged.

     Time deposits from other financial institutions totaled $3.4 million, or .9% of total deposits, at December 31, 1997, a decrease of $12.7 million from the $16.1 million recorded at December 31, 1996, which amounted to 4% of total deposits at that time. These deposits are used to supplement liquidity when the Company determines that deposits from local sources would be more expensive. The Company is able to retain such deposits at favorable rates when desired. The volume of these deposits are dependent on anticipated mortgage origination volumes.

     Liability-based liquidity includes interest-bearing and noninterest bearing retail deposits, which are a relatively stable source of funds, time deposits from financial institutions throughout the United States, federal funds purchased, and other short-term and long-term borrowings, some of which are collateralized. The Company collateralized FHLB advances as NBR is a member of the FHLB. Management uses FHLB advances as part of its funding strategy because the rates paid for those advances are generally lower than the rates paid on deposits. FHLB advances must be collateralized by the pledging of qualified mortgage loans of NBR. NBR's FHLB borrowing limitation at December 31, 1997 was $2,105,000 compared to $45 million at December 31, 1996. At December 31, 1997, Allied had $1.8 million in FHLB advances outstanding, as compared to $4,000,000 at December 31, 1996. As an integral part of its funding strategy, the Company will consider alternatives to FHLB advances while seeking to increase its maximum borrowing limits from the FHLB as Allied's total assets increase from time to time. There is no assurance, however, that the Company will be able to continue to obtain additional increases in its FHLB borrowing authority, or that the rates paid on such advances will be advantageous in the future. If additional increases are not obtained, the Company's cost of funds could increase, as the Company may be required to raise interest rates offered on deposit programs in order to retain deposits in both the retail and wholesale markets to fund its mortgage banking operations.

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

     The Company and NBR are each required to maintain minimum capital ratios defined by various federal government regulatory agencies. The FRB and the OCC have each established capital guidelines, which include minimum capital requirements. The regulations impose two sets of standards: a "risk-based" and "leverage".

     Under the risk-based capital standard, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight. This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity and noncumulative preferred stock) and "Tier 2" capital (defined as principally comprising the allowance for loan losses and subordinated debt). At December 31, 1995, 1996 and 1997, the Company and its subsidiaries were required to maintain a total risk-based capital ratio of 8%, including a Tier 1 capital ratio of at least 4%.

     Under the leverage capital standard, an institution must maintain a specified minimum ratio of Tier 1 capital to total assets, with the minimum ratio ranging from 4% to 6%. The minimum leverage ratio for the Company and NBR is based on average assets for the quarter.

     NBR maintains insurance on its customer deposits with the Federal Deposit Insurance Corporation ("FDIC"). The FDIC manages the Bank Insurance Fund ("BIF"), which insures deposits of commercial banks such as NBR, and the Savings Association Insurance Fund ("SAIF"), which insures deposits of savings associations such as Allied. FDICIA mandated that the two funds maintain reserves at 1.25% of their respective federally insured deposits.

     The table below shows the capital ratios for the Company and NBR at December 31, 1997.


                                             Company   NBR
                                             -----------------
     Total capital to risk based assets      14.64%    13.83%
     Tier 1 capital to risk based assets      9.72     11.65
     Leverage ratio                           7.10      8.58


     In addition to these capital guidelines, the Federal Deposit Insurance Act of 1991 required each federal banking agency to implement a regulatory framework for prompt corrective actions for insured depository institutions that are not adequately capitalized. The FDIC and OCC have adopted regulations which became effective on December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDIC Improvement Act of 1991. The regulations establish five capital categories with the following characteristics:


                                                       Total risk-     Tier 1 risk-
                                                      based capital    based capital      Leverage ratio
                                                         ratio             ratio
                                                     ----------------------------------------------------
  "WELL CAPITALIZED" - the institution is             at least 10%       at least 6%       at least 5%
  not subject to an order, written
  agreement, capital directive or prompt
  corrective action directive

  "ADEQUATELY CAPITALIZED" - the                      at least 8%        at least 4%       at least 4%
  institution does not meet the definition
  of a well-capitalized institution

  "UNDERCAPITALIZED"- the institution's               less than 8%       less than 4%      less than 4%
  capital level fails to meet the minimum
  levels

  "SIGNIFICANTLY UNDERCAPITALIZED" - the              less than 6%       less than 3%      less than 3%
  institution's capital level is significantly
  below the minimum levels

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

     Under the most stringent capital requirement, the Company has approximately $21,793,000 in excess capital before it becomes under-capitalized. Similarly, NBR has $19,105,000 in excess capital.

YEAR 2000

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Compliance issue.
The Company has purchased substantially all of its software applications from third party vendors under licensing arrangements. These vendors, including vendors who sold and support the Company's loan, deposit, and financial management processing software have indicated that their software is Year 2000 compliant. Management believes that costs associated with Year 2000 Compliance is immaterial and the Company's level of preparedness is appropriate.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company's interest bearing liabilities and all of the Company's interest earning assets are located at the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate loan portfolio, concentrated primarily within northern California, is subject to risks associated with the local economy. The Company does not own any trading assets. See "Asset Quality".

     The fundamental objective of the Company's management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Bank's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

     The Bank seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Bank has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Bank measures risk in three ways: repricing of earning assets and interest bearing liabilities; changes in net interest income for interest rate shocks up and down 200 basis points; and changes in the market value of equity for interest rate shocks up and down 200 basis points.

     The following table sets forth, as of December 31, 1997, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

                                                            After Three    After Six   After One
                                                 Within     Months But    Months But   Year But
                                                 Three      Within Six      Within       Within     After Five
                                                 Months      Months        One year    Five Years      Years          Total
                                               ------------------------------------------------------------------------------
                                                                       (dollars in thousands)
EARNING ASSETS:
Federal funds sold                              $34,553         $---          $---          $---         $---        $34,553
Investment securities and other                   9,990        2,003            13        31,665       28,894         72,565
Mortgage loans held for sale                     16,929          ---           ---           ---          ---         16,929
Loans                                           132,701       54,066        28,080        30,445       37,104        282,396
                                               ------------------------------------------------------------------------------
Total earning assets                            194,173       56,069        28,093        62,110       65,998        406,443
                                               ------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts           149,939          ---           ---           ---          ---        149,939
Time deposits                                    45,391       33,823        41,466        21,887          ---        142,567
Other borrowings                                    521          417         1,403           ---          ---          2,341
Subordinated notes                                  ---          ---           ---           ---       12,000         12,000
                                               ------------------------------------------------------------------------------
Total interest-bearing liabilities              195,851       34,240        42,869        21,887       12,000        306,847
                                               ------------------------------------------------------------------------------
Interest rate sensitivity gap                   ($1,678)     $21,829      ($14,776)      $40,223      $53,998        $99,596
                                               ------------------------------------------------------------------------------
                                               ------------------------------------------------------------------------------
Cumulative interest rate sensitivity gap        ($1,678)     $20,151        $5,375       $45,598      $99,596
                                               ---------------------------------------------------------------
                                               ---------------------------------------------------------------
Interest rate sensitivity gap ratio                 .99         1.64           .66          2.84         5.50

Cumulative interest rate sensitivity gap ratio      .99         1.09          1.02          1.15         1.32


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

     On a monthly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a December 31, 1997 summary of interest rate risk exposure as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of 200 basis points up and 200 basis points down.


                                Change in Annual            Change in
Change in Interest Rate       Net Interest Income      Market Value of Equity
     +200                          $838,000                 ($4,938,000)
     +100                           406,000                  (2,862,000)
     -100                          (704,000)                  3,355,000
     -200                        (1,479,000)                  7,266,000


     The model utilized by management to create the report presented above makes various estimates at each level of interest rate change regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. In addition, repricing these earning assets and matured liabilities can occur in one of three ways: (1) the rate of interest to be paid on an asset or liability may adjust periodically based on an index; (2) an asset, such as a mortgage loan, may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rate. Actual results could differ significantly from those estimates which would result in significant differences in the calculated projected change.

     The following table shows the maturity distribution of the Company's commercial and real estate construction loans outstanding as of December 31, 1997, which, based on remaining scheduled repayments of principal, were due within the periods indicated.


                                              After One
                                    Within     Through    After Five
                                  One Year   Five Years     Years       Total
                                 ----------------------------------------------
                                                 (in thousands)
Commercial                       $28,939       $21,036     $19,122      $69,097
Real estate construction          55,031          ---         ---        55,031
                                 ----------------------------------------------
  Total                          $83,970       $21,036     $19,122     $124,128
                                 ----------------------------------------------
                                 ----------------------------------------------
Loans with fixed interest rates  $53,931        $5,481      $1,602      $61,014
Loans with variable interest      30,039        15,555      17,520       63,114
                                 ----------------------------------------------
  Total                          $83,970       $21,036     $19,122     $124,128
                                 ----------------------------------------------
                                 ----------------------------------------------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

The following consolidated financial statements of Redwood and its subsidiaries, and independent auditors' report included in the Annual Report of Redwood to its shareholders for the years ended December 31, 1997, 1996 and 1995.


                                                                            Page
                                                                            -----
     Independent Auditors' Report                                             58
     Consolidated Financial Statements of Redwood Empire Bancorp
       Consolidated Statements of Operations for the years ended
            December 31, 1997, 1996 and 1995                                  59
       Consolidated Balance Sheets December 31, 1997 and 1996                 60
       Consolidated Statements of Shareholders' Equity for the years ended
            December 31, 1997, 1996 and 1995                                  61
       Consolidated Statements of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995                                  62
       Notes to Consolidated Financial Statements                             64


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Redwood Empire Bancorp
Santa Rosa, California

We have audited the accompanying consolidated balance sheets of Redwood Empire Bancorp and subsidiaries (Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Redwood Empire Bancorp and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Deloitte & Touche  LLP
Sacramento, California
January 23, 1998 (March 17, 1998, as to Note S)

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Operations
                        (in thousands, except per share data)



                                                                 Year Ended December 31,
                                                          ------------------------------------
                                                             1997          1996           1995
                                                          -------        -------       -------
Interest income:
  Interest and fees on loans                              $32,283        $41,469       $42,469
  Interest on investment securities                         3,702          3,120         3,187
  Interest on federal funds sold                            1,314          1,028         1,581
  Interest on time deposits due from
    financial institutions                                      7            167           137
                                                          -------        -------       -------
Total interest income                                      37,306         45,784        47,374

Interest expense:
  Interest on deposits                                     15,428         19,927        22,730
  Interest on other borrowings                                252          1,601         3,841
  Interest on subordinated notes                            1,107          1,115         1,100
                                                          -------        -------       -------
Total interest expense                                     16,787         22,643        27,671
                                                          -------        -------       -------

Net interest income                                        20,519         23,141        19,703
Provision for loan losses                                   2,100          6,262         1,590
                                                          -------        -------       -------

Net interest income after provision for loan losses        18,419         16,879        18,113
                                                          -------        -------       -------

Other operating income:
  Service charges on deposit accounts                       1,146          1,224         1,148
  Merchant draft processing, net                            1,585          1,849         1,505
  Loan servicing income                                       831          1,619         1,625
  Net realized gains (losses) on sale of investment
    securities available for sale                              23             (3)          386
  Gain on sale of loans and loan servicing                  3,601         12,328        10,195
  Other income                                              2,957          2,553         1,716
                                                          -------        -------       -------
Total other operating income                               10,143         19,570        16,575
                                                          -------        -------       -------

Other operating expense:
  Salaries and employee benefits                           11,477         17,151        14,368
  Occupancy and equipment expense                           3,328          5,604         5,544
  Restructuring (credit) charge                              (286)         2,357          (456)
  Other                                                     8,336         13,834         9,560
                                                          -------        -------       -------
Total other operating expense                              22,855         38,946        29,016
                                                          -------        -------       -------

Income (loss) before income taxes                           5,707         (2,497)        5,672
Provision (benefit) for income taxes                        2,266         (1,011)        2,359
                                                          -------        -------       -------

Net income (loss)                                           3,441         (1,486)        3,313
Dividends on preferred stock                                  449            449           336
                                                          -------        -------       -------
Net income (loss) available for common stock shareholders  $2,992        ($1,935)       $2,977
                                                          -------        -------       -------
                                                          -------        -------       -------

Earnings (loss) per common and common equivalent share:
   Basic earnings (loss) per share                          $1.08          ($.71)        $1.11
   Diluted earnings (loss) per share                         1.02           (.71)         1.04

See Notes to Consolidated Financial Statements.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                         Consolidated Balance Sheets
                     (in thousands, except per share data)

                                                       December 31,  December 31,
                                                            1997         1996
                                                       ------------  ------------
Assets:
Cash and due from banks                                   $21,505       $20,261
Federal funds sold                                         34,553        25,212
                                                       ------------  ------------
  Cash and cash equivalents                                56,058        45,473

Interest bearing deposits due from financial
 institutions                                                   6           315
Investment securities:
  Held to maturity, at cost (market value:
  1997 - $31,273, 1996 - $19,097)                          30,658        18,781
  Available for sale, at market (cost: 1997 -
  $41,816, 1996 - $33,935)                                 41,907        33,852
                                                       ------------  ------------
    Total investment securities                            72,565        52,633
Mortgage loans held for sale                               16,929        29,487
Loans:
    Portfolio loans                                       282,396       347,414
    Less allowance for loan losses                         (7,645)       (7,040)
                                                       ------------  ------------
        Net loans                                         274,751       340,374

Premises and equipment, net                                 4,055         4,049
Mortgage servicing rights, net                                620           582
Other real estate owned                                     6,352         2,132
Cash surrender value of life insurance                      2,929         2,814
Other assets and interest receivable                       12,454        21,607
                                                       ------------  ------------
          Total Assets                                   $446,719      $499,466
                                                       ------------  ------------
                                                       ------------  ------------
Liabilities and Shareholders' Equity:
Deposits:
  Noninterest bearing demand deposits                     $98,915       $71,814
  Interest bearing transaction accounts                   149,939       156,453
  Time deposits $100,000 and over                          53,878        75,411
  Other time deposits                                      88,689       132,772
                                                       ------------  ------------
    Total deposits                                        391,421       436,450

Other borrowings                                            2,341        10,307
Other liabilities and interest payable                      7,714        10,977
Subordinated notes                                         12,000        12,000
                                                       ------------  ------------
          Total Liabilities                               413,476       469,734
                                                       ------------  ------------
                                                       ------------  ------------
Shareholders' Equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding 575,000 shares; liquidation
     preference of $10.00 per share                         5,750         5,750
  Common stock, no par value; authorized 10,000,000
 shares; issued
      and outstanding: 1997 - 2,785,261 shares,
1996 - 2,748,652 shares                                    19,656        19,281
  Retained earnings                                         8,024         5,032
  Unrealized loss on investment securities carried as, or
      transfered from, available for sale, net of income
      taxes (1997 - ($137); 1996 - ($240))                   (187)         (331)
                                                       ------------  ------------
          Total Shareholders' Equity                       33,243        29,732
                                                       ------------  ------------

      Total Liabilities and Shareholders' Equity         $446,719      $499,466
                                                       ------------  ------------
                                                       ------------  ------------

See Notes to Consolidated Financial Statements.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Years ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                                                                                           Unrealized
                                                                                                           gain (loss)
                                                                                                          on investment
                                                                                                           securities
                                                                       Preferred     Common       Retained  available
                                                                         Stock       Stock        Earnings  for sale     Total
-------------------------------------------------------------------------------------------------------------------------------

Balances, January 1, 1995                                                $5,750     $18,609        $3,990     ($155)    $28,194
Stock options exercised                                                                 119                                 119
Cash dividends declared - preferred                                                                  (336)                 (336)
Cash dividends declared - common                                           --
Unrealized gain on investment
   securities available for sale, net of
   income taxes                                                                                                 295         295
Net income                                                                                          3,313                 3,313
                                                                         ------------------------------------------------------

Balances, December 31, 1995                                               5,750      18,728         6,967       140      31,585
Stock options exercised                                                                 553                                 553
Cash dividends declared - preferred                                                                  (449)                 (449)
Unrealized loss on investment
  securities carried as, or transfered from,
  available for sale, net of income taxes                                                                      (471)       (471)
Net loss                                                                                           (1,486)               (1,486)
                                                                         ------------------------------------------------------

Balances, December 31, 1996                                               5,750      19,281         5,032      (331)     29,732
Stock options exercised                                                                 375                                 375
Cash dividends declared - preferred                                                                  (449)                 (449)
Unrealized gain on investment
  securities carried as, or transfered from,
  available for sale, net of income taxes                                                                       144         144
Net income                                                                                          3,441                 3,441
                                                                         ------------------------------------------------------

Balances, December 31, 1997                                              $5,750     $19,656        $8,024     ($187)    $33,243
                                                                         ------------------------------------------------------
                                                                         ------------------------------------------------------


See Notes to Consolidated Financial Statements.

                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (in thousands)

                                                                                 Year ended December 31,
                                                                          1997           1996             1995
                                                                       ----------     ----------       ---------
Cash flows from operating activities:

Net income (loss)                                                        $3,441          ($1,486)         $3,313
                                                                       ----------     ----------       ---------

Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization, net                                         129           2,500          2,559
  Deferred taxes                                                           1,382          (2,334)          (709)
  Net realized (gains) losses on securities available for sale               (23)              3           (386)
  Loans originated for sale                                             (182,096)     (1,381,133)      (848,236)
  Proceeds from sale of loans held for sale                              228,890       1,492,795        887,249
  Gain on sale of loans and loan servicing                                (3,601)        (12,328)       (10,195)
  Provision for loan losses                                                2,100           6,262          1,590
  Change in cash surrender value of life insurance                          (628)         (2,071)          (169)
  Change in other assets and interest receivable                           8,436           3,520          2,658
  Change in other liabilities and interest payable                        (3,334)           (916)          (829)
  Noncash restructuring (credit) charge                                     (286)          2,260           (456)
  Other, net                                                                  95          (1,832)        (1,936)
                                                                       ----------     ----------       ---------
  Total adjustments                                                       51,064         106,726         31,140
                                                                       ----------     ----------       ---------

  Net cash provided by operating activities                               54,505         105,240         34,453
                                                                       ----------     ----------       ---------

Cash flows from investing activities:
  Net decrease (increase) in loans                                        26,073         (55,729)       (30,602)
  Proceeds from sale of loans in portfolio                                 2,043           4,168         91,229
  Purchases of investment securities available for sale                  (23,845)        (31,235)       (51,438)
  Purchases of investment securities held to maturity                    (17,056)           (207)       (20,215)
  Sales of investment securities available for sale                        7,031           4,918         31,481
  Maturities of investment securities available for sale                  13,974          13,500         21,000
  Maturities of investment securities held to maturity                       513           4,012         18,811
  Premises and equipment, net                                             (1,469)           (884)        (1,096)
  (Purchase) sale of mortgage servicing rights                              (330)          3,281           (101)
  Change in interest bearing deposits due from financial institutions        309             102             95
  Proceeds from sale of other real estate owned                            1,982           2,617          3,328
                                                                       ----------     ----------       ---------

    Net cash provided by (used in) investing activities                    9,225         (55,457)        62,492
                                                                       ----------     ----------       ---------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                      27,101           6,743         17,181
  Change in interest bearing transaction accounts                         (6,514)         26,487          8,580
  Change in time deposits                                                (65,616)        (55,173)       (36,376)
  Change in other borrowings                                              (7,966)        (37,564)       (64,204)

  Issuance of stock                                                          299             506            108
  Dividends paid                                                            (449)           (449)          (448)
                                                                       ----------     ----------       ---------
    Net cash used in financing activities                                (53,145)        (59,450)       (75,159)
                                                                       ----------     ----------       ---------

Net change in cash and cash equivalents                                   10,585          (9,667)        21,786
Cash and cash equivalents at beginning of period                          45,473          55,140         33,354
                                                                       ----------     ----------        ---------

Cash and cash equivalents at end of period                               $56,058         $45,473        $55,140
                                                                       ----------     ----------       ---------
                                                                       ----------     ----------       ---------

                                  (Continued)

                      REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Continued)


                                                                             Year ended December 31,
                                                                          1997        1996        1995
                                                                        -------     -------      -------
Supplemental Disclosures:

Cash paid during the period for:
  Income taxes                                                           $2,454      $2,730       $2,661
  Interest                                                               18,571      23,166       27,547

Noncash investing and financing activities:
  Transfer from loans to other real estate owned                          6,436       4,263        2,434
  Loans to facilitate sale of other real estate owned                       ---         350          485
  Transfer from mortgage loans held for sale to loans                     1,377      59,000       15,000

  Transfer of investment securities from held to maturity
    to available for sale                                                   ---         ---       20,709
  Transfer of investment securities from available for sale
    to held to maturity                                                     ---      17,193        ---

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF BUSINESS

Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California, and operating in California, Oregon and Washington. Its wholly-owned subsidiary is National Bank of the Redwoods("NBR"), a national bank chartered in 1985. A previously wholly-owned subsidiary, Allied Bank, F.S.B., (Allied), a Federal Savings Bank, was merged with its sister subsidiary, NBR, in March, 1997. The Company's business strategy involves two principal business activities, commercial banking and residential lending which are conducted through NBR.

NBR provides its commercial banking services through five retail branches located in Sonoma County, California, one retail branch located in Mendocino County, California, and one retail branch located in Lake County, California. Loan services at NBR are generally extended to professionals and to businesses with annual revenues of less than $10 million. Commercial loans are primarily for working capital, asset acquisition and commercial real estate. NBR's targeted commercial banking market area includes the California counties north
of San Francisco.   NBR generates noninterest income through merchant draft
processing by virtue of its status as a Principal Bank of Visa/MasterCard. As a Preferred Lender under the Small Business Administration ("SBA") Loan Guarantee Program, NBR generates noninterest income through premiums received on the sale of the guaranteed portions of SBA loans and the resulting on-going servicing income on its SBA portfolio. In addition, NBR originates both commerical and residential construction loans for its portfolio.

The Company's residential mortgage lending business has been conducted primarily through NBR. NBR originates one-to-four family residential mortgage loans which predominantly conform to the underwriting standards set by Fannie Mae, Freddie Mac or other institutional mortgage conduits. These loans are commonly referred to as "A paper" loans and are primarily acquired by NBR on a retail basis through NBR's own retail loan officers. NBR also originates mortgage loans through its Allied Diversified Credit ("ADC") division that do not comply with all standards established by Fannie Mae or Freddie Mac. These loans are commonly referred to as "Sub Prime" loans and are acquired by ADC on a wholesale and retail basis. Substantially all mortgage loan originations are either brokered to other residential lenders or are packaged and sold into the secondary market. NBR sells substantially all the servicing rights on the mortgage loans it sells and from time to time may purchase mortgage loan servicing rights from other companies, thereby generating ongoing servicing fees.

NBR's principal targeted residential lending territory includes Northern and Central California. These areas are served by five loan production offices located in Santa Rosa, Alamo, Pleasanton, Richmond, and Monterey, California.

In November 1996 the Board of Directors voted to merge Allied into NBR. The proposed combination of the two wholly-owned subsidiaries of Redwood Empire Bancorp was structured as a merger transaction wherein Allied was merged into NBR with NBR as the surviving bank. As a result of the merger, the surviving bank, NBR, assumed all of Allied's rights and obligations. Allied ceased to exist as a federally chartered savings institution upon the merger of Allied and National Bank of the Redwoods. On February 3, 1997 NBR received approval for the merger from the Office of the Comptroller of the Currency. The merger was consummated on March 24, 1997. In connection with this matter and the reduction in A paper wholesale lending, the Company recorded a restructuring charge of $2,357,000 in 1996. See Note Q.


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


BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Redwood Empire Bancorp and its wholly-owned subsidiary, National Bank of the Redwoods. All material intercompany transactions and accounts have been eliminated.

Certain reclassifications to the 1996 and 1995 financial statements were made to conform to the 1997 presentation.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated and is based on management's continual evaluation of the economic climate and other factors
related to the collectability of loan balances.   The factors considered by
management include growth and composition of the loan portfolio, overall portfolio quality, review of specific problem loans, historical loss rates, regulatory reviews, trends and concentrations in delinquencies and current economic conditions that may affect the borrower's ability to pay. The actual results could differ significantly from management's estimates. The allowance for loan losses is increased by provisions charged to operations and reduced by loan charge-offs net of recoveries. A loan charge-off is recorded when a loan has been determined by management to be uncollectable.

The Company accounts for impaired loans under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These statements address the accounting and reporting by creditors for impairment of certain loans. In general, a loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except loans that are measured at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Management measures all loans individually for impairment as part of the Company's normal internal asset review process.

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

MORTGAGE BANKING AND HEDGING ACTIVITIES

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

As part of its residential lending activities, the Company enters into forward commitments to sell mortgage loans, either in the form of mortgage-backed securities or as whole loans. These commitments may be optional or mandatory. Under optional commitments, a commitment fee is paid and the Company carries no risk in excess of the loss of such fee in the event that the Company is unable to deliver sufficient mortgage loans to fulfill the commitment. Mandatory commitments may entail possible financial risk to the Company if it is unable to deliver mortgage loans in sufficient quantity or at sufficient rates to meet the terms of the commitments.

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

These hedging instruments include forward sales of mortgage-backed securities ("MBS"). Unrealized gains and losses resulting from changes in the market value of uncommitted mortgage loans and interest rate locks and open hedge positions are netted. Any net unrealized gain that results is deferred; any net unrealized loss that results is recognized currently. Hedging gains and losses realized before the hedged loans are sold are deferred. Unrealized or realized hedging losses are recognized currently if deferring such losses would result in mortgage loans held for sale and the interest rate locks being valued in excess of their estimated net realizable value.

The Financial Accounting Standards Board ("FASB") issued SFAS Standards No. 122 "Accounting for Mortgage Servicing Rights," an amendment of SFAS No. 65 in May 1995. SFAS No. 122 requires a mortgage banking enterprise that purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights to allocate the cost of the mortgage loans based on the relative fair values of the mortgage loans and mortgage servicing rights at the date of purchase or origination. Prior to the adoption of SFAS No. 122, originated mortgage servicing rights were not recognized for financial statement purposes with the entire cost of the mortgage loan being allocated to the loan. Subsequently, SFAS No. 122 was superceded by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." See below for a description of SFAS No. 125.

Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The Company evaluates impairment of its mortgage servicing rights periodically. Impairment is measured on a disaggregated basis using the state of origination as the predominant risk characteristic with respect to originated mortgage servicing rights.
Impairment of purchased mortgage servicing rights is measured based on discrete acquisitions. Any impairment is calculated as the difference between fair value and amortized cost by stratum. Fair value is estimated on a loan by loan basis using market prices under comparable servicing sale contracts, when available or, using a cash flow model with current assumptions with respect to
prepayments, servicing costs and other significant factors.   Impairment is
recognized through a valuation allowance by stratum. Such estimates may vary from the actual remaining cash flows due to unanticipated prepayments of the underlying mortgage loans and increases in servicing costs. The Company's carrying values of purchased mortgage servicing rights do not purport to represent the amount that would be realizable by a sale of these assets in the open market.


OFF BALANCE SHEET RISK

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, forward contracts to sell mortgage-backed securities (MBS) and written options. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company manages credit risk with respect to MBS by entering into agreements with entities approved by senior management and the Board of Directors. These entities include Wall Street firms having primary dealer status. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts to sell mortgage-backed securities and written options, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts through credit approvals, limits and monitoring procedures.

A listing of financial instruments whose contract amounts represent credit risk is as follows:


                                                         Contract or notional amount
                                                             1997            1996
                                                         ----------------------------
   Financial instruments whose contract amounts
       represent credit risk:
           Commitments to extend credit                  $46,113,000    $108,179,000
           Standby letters of credit                         508,000       2,462,000


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

EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128, EARNINGS PER SHARE. This statement replaces previous standards for reporting earnings per share with basic and diluted earnings per share. All earnings per share information has been restated to give effect to the new standards. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table reconciles the numerator and denominator used in computing both basic earnings (loss) per share and diluted earnings (loss) per share for the periods indicated:


                                                                                          Year Ended December 31,
                                                                                     1997           1996            1995
                                                                                  ----------------------------------------
                                                                                   (in thousands except per share amounts)
  BASIC EARNINGS (LOSS) PER SHARE:

  Net income (loss)                                                                  $3,441         ($1,486)        $3,313
  Less:  Preferred stock                                                                449             449            336
                                                                                     ------         --------        ------
  Net income (loss) available to common stock shareholders                           $2,992         ($1,935)        $2,977
                                                                                     ------         --------        ------
                                                                                     ------         --------        ------

  Weighted average common shares outstanding                                          2,776           2,721          2,671
                                                                                     ------         --------        ------
                                                                                     ------         --------        ------

  Basic earnings (loss) per share                                                     $1.08          ($0.71)         $1.11
                                                                                     ------         --------        ------
                                                                                     ------         --------        ------

  DILUTED EARNINGS (LOSS) PER SHARE:

  Net income (loss) available to common stock shareholders                           $2,992         ($1,935)        $2,977
  Dilutive effect of Preferred Stock dividend                                           449             ---            336
                                                                                     ------         --------        ------
                                                                                     $3,441         ($1,935)        $3,313
                                                                                     ------         --------        ------
                                                                                     ------         --------        ------

  Weighted average common shares outstanding                                          2,776           2,721          2,671
  Effect of outstanding stock options                                                   103             ---              9
  Effect of Convertible Preferred Stock                                                 499             ---            499
                                                                                     ------         --------        ------
                                                                                      3,378           2,721          3,179
                                                                                     ------         --------        ------
                                                                                     ------         --------        ------

  Diluted earnings (loss) per share                                                   $1.02          ($0.71)         $1.04
                                                                                     ------         --------        ------
                                                                                     ------         --------        ------


STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation cost has been recognized on stock options granted. The Company presents the required pro forma disclosures of the effect of stock-based compensation on net income and earnings per share using the fair value method in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABLITIES

The Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-component approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Adoption of SFAS 125 did not have a material effect on the financial condition or results of operations of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No 130, REPORTING COMPREHENSIVE INCOME, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

NOTE C - CASH AND DUE FROM BANKS

The Company's subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank. The required reserve balance included in cash and due from banks was approximately $5,489,000 and $4,515,000 at December 31, 1997 and 1996.


NOTE D - INVESTMENT SECURITIES

An analysis of the investment securities portfolio follows:



                                                                           Gross          Gross
                                                         Amortized      Unrealized      Unrealized     Market
                                                           Cost            Gains          Losses       Value
                                                        -------------------------------------------------------
                                                                             (in thousands)
 December 31, 1997:
 Held to maturity:
   U.S. Government obligations                            $18,360           $587            $12       $18,935
   Mortgage-backed and other securities                     8,401             40            ---         8,441
                                                        -------------------------------------------------------
     Total debt securities                                 26,761            627             12        27,376
   FRB and FHLB stock                                       3,897            ---            ---         3,897
                                                        -------------------------------------------------------
     Total held to maturity                               $30,658           $627            $12       $31,273
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

 Available for sale:
   U.S. Government obligations                            $41,816           $126            $35       $41,907
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------




 December 31, 1996:
 Held to maturity:
   U.S. Government obligations                            $12,736           $382             $5       $13,113
   Mortgage-backed and other securities                     2,701              1             62         2,640
                                                        -------------------------------------------------------
     Total debt securities                                 15,437            383             67        15,753
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------
   FRB and FHLB stock                                       3,344            ---            ---         3,344
     Total held to maturity                               $18,781           $383            $67       $19,097
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

 Available for sale:
   U.S. Government obligations                            $33,935            $93           $176       $33,852
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------


Debt securities by contractual maturity at December 31, 1997, were due as follows:


                                                         Amortized       Market
                                                            Cost         Value
                                                         ---------      --------
                                                              (in thousands)
 Held to maturity:
   One year or less                                           $13           $13
   After one year through five years                        8,774         8,974
   After five years                                        17,974        18,389
                                                         ---------      --------
                                                          $26,761       $27,376
                                                         ---------      --------
                                                         ---------      --------
 Available for sale:
   One year or less                                       $11,986       $11,993
   After one year through five years                       22,847        22,891
   After five years                                         6,983         7,023
                                                         ---------      --------
                                                          $41,816       $41,907
                                                         ---------      --------
                                                         ---------      --------


Proceeds from sales of investments in debt securities during 1997, 1996 and 1995 were $7,031,000, $4,918,000, and $31,481,000. These sales resulted in the realization of gross gains of $35,000 and gross losses of $12,000 for 1997, gross gains of $5,000 and gross losses of $8,000 for 1996, and gross gains of $386,000 for 1995.

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

Securities carried at approximately $17,994,000 and $15,750,000 at December 31, 1997 and 1996 were pledged to secure public deposits, bankruptcy deposits, and treasury tax and loan borrowings.

NOTE E - MORTGAGE BANKING ACTIVITIES

The following lists the notional amounts of the various hedging instruments outstanding at December 31, 1997 and 1996 and the date through which exercise dates extend:


                                                                1997                          1996
                                                       Notional    Exercise Dates    Notional      Exercise Dates
                                                        Amount     Extend Through     Amount       Extend Through
                                                    --------------------------------------------------------------
                                                    (in thousands)                (in thousands)
   Forward contracts to sell MBS                         $10,836   January 1998        $27,063     March 1997
   Purchased put options - U.S. Treasury                     ---                        15,000     March 1997
   Purchased call options - U.S. Treasury                    ---                         7,500     March 1997


The Company services mortgage loans and participating interests in mortgage loans owned by investors. The unpaid principal balances of mortgage loans serviced for others are as follows:


                                                              December 31,
                                                           1997           1996
                                                         --------      ---------
                                                            (in thousands)
     Mortgage loan portfolios serviced for:
       Freddie Mac                                         $9,365         $5,702
       Fannie Mae                                           5,185          5,026
       Other investors                                    110,812        113,260
                                                         --------      ---------
                                                         $125,362       $123,988
                                                         --------      ---------
                                                         --------      ---------


During the third and fourth quarters of 1996 the Company sold mortgage loan servicing rights associated with $839,945,000 mortgage loans whose carrying amount was $4,150,000. In connection with these sales the Company recorded net revenue of $2,153,000, which has been included in gain on sale of loans and servicing.

At December 31, 1997 and 1996, the Company also serviced $125,362,000 and $670,856,000 in loans and participating interests in loans owned by investors, under subservicing agreements.

Escrow funds held in trust for loans serviced for others were $264,000 and $1,651,000 at December 31, 1997 and 1996.

The following table provides a summary of the Company's purchased ("PMSR") and originated ("OMSR") mortgage servicing rights portfolio:

                                                                                            OMSR
                                                                           ---------------------------------------
                                                                                    States
                                                                           -----------------------
                                                             PMSR         California        Other          Total
                                                           -------         --------        -------       ---------
                                                                          (in thousands)

 Balance, January 1, 1995                                  $6,270           $  ---         $  ---        $  ---

 Purchases                                                     11                                           ---
 Originations                                                                1,616            213          1,829
 Amortization                                              (1,787)            (290)           (38)          (328)
 Valuation adjustments                                        ---              (22)            (3)           (25)

                                                           -------         --------        -------       ---------
 Balance, December 31, 1995                                 4,494            1,304            172          1,476

 Purchases                                                                                                   ---
 Originations                                                 ---              744             39            783
 Sales                                                     (3,033)          (1,061)           (56)        (1,117)
 Amortization                                              (1,461)            (456)          (129)          (585)
 Valuation adjustments                                        ---               22              3             25

                                                           -------         --------        -------       ---------
 Balance, December 31, 1996                                   ---              553             29            582


 Originations                                                 163              150             18            168
 Sales                                                                                                       ---
 Amortization                                                 (18)            (260)           (15)          (275)
 Valuation adjustments                                                                                       ---
                                                           -------         ---------------------------------------
 Balance, December 31, 1997                                  $145             $443            $32           $475
                                                           -------         ---------------------------------------
                                                           -------         ---------------------------------------

NOTE F - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The Company primarily makes permanent and construction residential real estate loans in California, and loans to individuals and small businesses primarily in Sonoma and Mendocino Counties, California. There are no major industry segments in the loan portfolio. Outstanding loans by type were:


                                                               December 31,
                                                           1997           1996
                                                        -----------------------
                                                             (in thousands)

      Residential real estate mortgage                    $93,516      $115,631
      Commercial real estate mortgage                      57,425        67,401
      Commercial                                           69,097        73,987
      Real estate construction                             55,031        84,408
      Installment and other                                 9,200         8,284
      Less deferred fees                                  (1,873)        (2,797)
                                                         --------      ---------
        Total loans                                       282,396       347,414
      Less allowance for loan losses                      (7,645)        (7,040)
                                                         --------      ---------
        Net loans                                        $274,751      $340,374
                                                         --------      ---------
                                                         --------      ---------


A summary of the transactions in the allowance for loan losses follows:


                                                            1997           1996           1995
                                                         --------------------------------------
                                                                    (in thousands)
     Balance, beginning of year                           $7,040         $5,037        $5,787
     Provision for loan losses                             2,100          6,262         1,590
     Loans charged off                                    (1,920)        (4,564)       (2,450)
     Recoveries                                              425            305           110
                                                         --------       --------      --------
     Balance, end of year                                 $7,645         $7,040        $5,037
                                                         --------       --------      --------
                                                         --------       --------      --------


At December 31, 1997 and 1996 the Company's total recorded investment in impaired loans was $10,899,000 and $10,409,000 of which $3,919,000 and $708,000 relates to the recorded investment for which there is a related allowance for loan losses of $750,000 and $275,000 determined in accordance with these statements and $6,980,000 and $9,700,000 relates to the amount of that recorded investment for which there is no related allowance for loan losses determined in accordance with these statements. At December 31, 1997, approximately 80% of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated cash flow.

The average recorded investment in impaired loans during the year ended December 31, 1997 and 1996 was $10,949,000 and $10,662,000. The related amount of interest income recognized during the periods that such loans were impaired was $558,000 and $218,000.

As of December 31, 1997 and 1996 there were $7,883,000 and $9,878,000 of loans on which the accrual of interest had been discontinued. Interest due but excluded from interest income on these nonaccrual loans was $469,000, $499,000 and $485,000 for the years ended December 31, 1997, 1996 and 1995. Interest income received on nonaccrual loans was $240,000, $438,000 and $554,000 for the years ended December 31, 1997, 1996 and 1995.

At December 31, 1997 and 1996, the Company had $735,000 and $1,536,000 in loans past due 90 days or more in interest or principal and still accruing interest. These loans were collateralized and in the process of collection.

The Company originates SBA loans for sale to investors. A summary of the activity in SBA loans is as follows:


                                                                        December 31,
                                                             1997           1996           1995
                                                           ------------------------------------
                                                                       (in thousands)
      SBA guaranteed portion of loans originated           $2,882         $7,730        $8,509
      SBA loans sold                                        2,579          7,930         8,992
      Premium received at sale                                243            620           700
      SBA guaranteed portion of loans serviced for others  32,950         36,325        36,203


From time to time the Company extends credit to executive officers, directors and related parties. No preference is given to these individuals as these transactions are made in the ordinary course of business at the Company's normal credit terms, including interest rates and collateralization. There were no such balances outstanding at December 31, 1997 and 1996.


NOTE G - PREMISES, EQUIPMENT AND LEASES

A summary of premises and equipment is as follows:

                                                               December 31,
                                                            1997          1996
                                                          ---------------------
                                                              (in thousands)
      Land                                                   $187          $187
      Building and leasehold improvements                   2,912         2,491
      Furniture and equipment                              11,176        10,685
                                                          -------        ------
      Total premises and equipment                         14,275        13,363
      Less accumulated depreciation and amortization       10,220         9,314
                                                          -------        ------
      Premises and equipment, net                          $4,055        $4,049
                                                          -------        ------
                                                          -------        ------


Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,398,000, $2,528,000 and $2,647,000.

The Company leases certain premises and equipment used in the normal course of business. There are no contingent rental payments and the Company has five subleased properties. Total rental expense under all leases, including premises, totalled $2,095,000, $2,258,000 and $2,172,000 in 1997, 1996 and 1995.
Minimum future lease commitments are as follows: 1998 - $2,625,000; 1999 - $2,000,000; 2000 - $1,022,000; 2001 - $859,000; 2002 - $852,000 and thereafter -
$1,107,000. Minimum future sublease receivables are as follows: 1998 - $474,000; 1999 - $191,000; 2000 - $33,000; 2001 - $33,000; and thereafter -
$22,000.

NBR leases 34,000 square feet of an office building for its main office. Prior to June 1997, a partnership, of which a director of the Company is a minority partner, owned the office building. Total lease payments made to the partnership for the years ended December 31, 1997, 1996 and 1995 were $440,000, $863,000 and $863,000.

NOTE H - INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                                                                  Year Ended December 31,
                                                             1997           1996           1995
                                                          --------------------------------------
                                                                      (in thousands)
      Current:
        Federal                                              $552         $1,106        $2,897
        State                                                 332            217           171
                                                           ------       --------        ------
                                                              884          1,323         3,068
                                                           ------       --------        ------
      Deferred:
        Federal                                             1,108         (1,875)       (1,191)
        State                                                 274           (459)          482
                                                           ------       --------        ------
                                                            1,382         (2,334)         (709)
                                                           ------       --------        ------
                                                           $2,266        ($1,011)       $2,359
                                                           ------       --------        ------
                                                           ------       --------        ------


A reconciliation of the statutory income tax rate to the effective income tax rate of the Company is as follows:


                                                               1997           1996           1995
                                                              -------------------------------------

      Income tax at federal statutory rate                     35.0 %         35.0 %         35.0 %
      State franchise tax, net of federal benefit               7.0            6.3            7.5
      Other                                                    (2.2)           (.8)           (.9)
                                                               ------         ------         ------
                                                               39.8 %         40.5 %         41.6 %
                                                               ------         ------         ------
                                                               ------         ------         ------


Deferred income taxes reflect the tax effect of temporary differences existing between the financial statement basis and tax basis of the Company's assets and liabilities. Deferred tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. The Company believes it is more likely than not that the net deferred tax asset at December 31, 1997 will be utilized to reduce future taxable income. Accordingly, there is no valuation allowance associated with deferred tax assets at December 31, 1997. The tax effect of the principal temporary items creating the Company's net deferred tax asset included in other assets and interest receivable are:


                                                                December 31,
                                                            1997           1996
                                                           ---------------------
                                                               (in thousands)
     Deferred tax assets:
       Allowance for loan losses                           $3,022         $1,886
       Mortgage servicing rights                              ---            654
       Interest foregone on nonaccrual loans                  ---            538
       Restructuring costs                                    490          1,060
       Accrued expenses not yet deductible                    376            401
       Unrealized (gain) loss on securities
         available for sale                                   137            240
       Other real estate owned                                303            298
       Depreciation                                             3            399
       Securities and loans marked to
         market for tax purposes                               93            ---
       State taxes                                             38            ---
                                                           ------         ------
         Total deferred tax assets                          4,462          5,476
                                                           ------         ------

     Deferred tax liabilities:
       Deferred loan fees                                   1,189          1,001
       FHLB stock dividends                                   212            201
       Securities and loans marked to
         market for tax purposes                              ---             61
       Premium on loan sales                                  ---             12
       State taxes                                            ---            133
       Mortgage servicing rights                              208            ---
       Other, net                                             383            113
                                                           ------         ------
         Total deferred tax liabilities                     1,992          1,521
                                                           ------         ------

     Net deferred tax asset                                $2,470         $3,955
                                                           ------         ------
                                                           ------         ------


NOTE I - OTHER BORROWINGS

Other borrowings consist of the following:

                                                                    December 31,
                                                                 1997           1996
                                                               ---------------------
                                                                   (in thousands)
      Advances from FHLB                                        $1,819        $4,000
      Treasury, tax and loan note                                  ---         4,330
      Securities and loans sold under agreements to repurchase     ---           900
      Federal funds purchased                                      522           746
      Capital leases                                               ---           223
      OREO Mortgages                                               ---           108
                                                                ------       -------
                                                                $2,341       $10,307
                                                                ------       -------
                                                                ------       -------


(a)     ADVANCES FROM THE FHLB

The Company has a line of credit for short-term purposes with the Federal Home Loan Bank (FHLB). There were $1,819,000 in advances drawn under this line of credit at December 31, 1997 at 6.29% with an various maturity dates through December 1998.

The average balance of FHLB advances was $566,000 for 1997 at an average interest rate of 5.00%. The highest month-end balance during the year was $1,819,000.

All borrowings from the FHLB must be collateralized, and the Company has pledged approximately $48,000,000 of residential mortgage loans as of December 31, 1997, to the FHLB to secure any funds it may borrow.

(b) FEDERAL FUNDS PURCHASED, SECURITIES AND LOANS SOLD UNDER AGREEMENTS TO REPURCHASE AND TREASURY, TAX AND LOAN NOTE

The Company enters into various short-term borrowing agreements which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans. Federal Funds purchased had maturities of one day. Securities sold under agreements to repurchase have maturities ranging from one to three months. Loans sold under agreements to repurchase had maturities of one day.

The average balance of securities and loans sold under agreements to repurchase was $256,000 for 1997 at an average interest rate of 6.08%. The highest month-end balance during the year was $1,300,000.

NOTE J - GAINS ON SALE OF LOANS AND LOAN SERVICING

The components of gains on sale of loans and loan servicing are as follows:


                                                                Year Ended December 31,
                                                            1997           1996           1995
                                                          -------------------------------------
                                                                     (in thousands)
     Gain on sale of mortgage loans and servicing rights  $3,322         $9,197        $9,091
     Gains on sale of SBA loans                              279            978           955
     Gains on bulk servicing sales                           ---          2,153           149
                                                          ------        -------       -------
                                                          $3,601        $12,328       $10,195
                                                          ------        -------       -------
                                                          ------        -------       -------


NOTE K - OTHER EXPENSES

The major components of other expense are as follows:



                                                                  Year Ended December 31,
                                                             1997           1996           1995
                                                           -------------------------------------
                                                                      (in thousands)
      Professional fees                                    $1,757         $1,942        $2,187
      Regulatory expense and insurance                        563          3,401         1,716
      Postage and office supplies                           1,297          1,715         1,224
      Shareholder expenses and Director fees                  381            406           486
      Advertising                                             409            581           481
      Telephone                                               829            758           778
      Electronic data processing                            1,417          1,216         1,022
      Net costs of other real estate owned                    568            451           163
      Other                                                 1,115          3,364         1,503
                                                           ------        -------        ------
                                                           $8,336        $13,834        $9,560
                                                           ------        -------        ------
                                                           ------        -------        ------


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


NOTE L - STOCK OPTIONS AND BENEFIT PLANS

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

Outstanding common stock options at December 31, 1997, are exercisable at various dates through 2005. The following table summarizes option activity:


                                                                        Weighted Average
                                                        Number of         Option Price
                                                         Shares             per Share
                                                        -------------------------------
     Balance at December 31, 1994                         465,000              8.70
       Options granted                                     50,000              8.25
       Options exercised                                  (16,000)             7.55
       Options cancelled                                  (99,000)             8.43
                                                        ----------
     Balance at December 31, 1995                         400,000              8.80
       Options granted                                    108,500             10.16
       Options exercised                                  (72,000)             7.39
       Options cancelled                                   (5,000)            12.88
                                                        ----------
     Balance at December 31, 1996                         431,500              9.33
       Options granted                                     30,000             13.13
       Options exercised                                  (36,600)             8.14
       Options cancelled                                  (10,900)             9.39
                                                        ----------
     Balance at December 31, 1997                         414,000              9.71
                                                        ----------
                                                        ----------


At December 31, 1997 88,400 shares were available for future grants under the plans.

Additional information regarding options outstanding as of December 31, 1997 is as follows:



                                                 Options Outstanding            Options Exercisable
                                            ---------------------------------------------------------------
                                            Weighted Avg.
    Range of                                  Remaining
    Exercise                   Number        Contractual     Weighted Avg.    Number          Weighted Avg.
     Prices                 Outstanding       Life (yrs)    Exercise Price  Exercisable      Exercise Price
-----------------------------------------------------------------------------------------------------------

$ 6.00 - $7.99                 21,200              4             $7.54         21,200             $7.54
  8.00 -  9.99                291,300              5              9.03        170,400              8.80
 10.00 - 11.99                 37,500              6             10.66         11,300             10.44
 12.00 - 13.99                 64,000              6             13.00          5,000             13.00
                              -------                                         -------
                              414,000                                         207,900
                              -------                                         -------
                              -------                                         -------


Had compensation cost for the grants been determined based upon the fair value method, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below.



                                                          1997           1996           1995
                                                       ----------------------------------------
     Net income (loss)
       As reported                                     $3,441,000   ($1,486,000)     $3,313,000
       Pro forma                                        3,313,000    (1,587,000)      3,284,000

     Basic earnings (loss) per share
       As reported                                           1.08          (.71)           1.11
       Pro forma                                             1.03          (.75)           1.10

     Diluted earnings (loss) per share
       As reported                                           1.02          (.71)           1.04
       Pro forma                                              .98          (.75)           1.03


The fair value of the options granted during 1997, 1996, and 1995 is estimated as $224,540, $604,073, and $238,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend, volatility of 29.5%, 29.0% and 31.2%, risk-free interest rate of 6.65%, 6.04%, and 6.50%, assumed forfeiture rate of zero, and an expected life of 10 years. The weighted average per share fair value of the 1997, 1996, and 1995 awards was $7.48, $5.56, and $4.76, respectively. The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the proforma calculations; acccordingly the proforma adjustments are not indicative of future proforma adjustments when the calculation will apply to all applicable stock options.

In 1991 the Company established a 401(K) savings plan for employees who have at least one year of continuous service. The Company's contributions are based on a sliding scale where it matches 100% of the first $300 contributed by the employee, 75% of the next $400, 50% of the next $800 and 25% of the next $4,000 for a maximum contribution per employee of $2,000. Company contributions totalled $179,000, $257,000 and $151,000 in 1997, 1996 and 1995.

In December 1993 the Company established a supplemental benefit plan (Plan) to provide death benefits and supplemental income payments during retirement for selected officers. The Plan is a nonqualified defined benefit plan and is unsecured. Benefits under the Plan are fixed for each participant and are payable over a specific period following the participant's retirement or at such earlier date as termination or death occurs. Participants vest in the plan based on their years of service subsequent to being covered by the Plan. The Company has purchased insurance policies to provide for its obligations under the Plan in the event a participant dies prior to retirement. The cash surrender value of such policies was $2,929,000 at December 31, 1997. Under this plan, the Company recognized expense of $142,000, $167,000 and $221,000 in 1997, 1996 and 1995. The aggregate projected benefit obligation of the Plan was approximately $374,000 and $267,000 at December 31, 1997 and 1996. A discount rate of 7.0% was used to determine the aggregate projected benefit obligation for both years. The aggregate vested present value benefit obligation was $203,000 and $141,000 at December 31, 1997 and 1996.


NOTE M - SUBORDINATED DEBT AND PREFERRED STOCK

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

NOTE N - REGULATORY MATTERS

One of the principal sources of cash for Redwood are dividends from NBR. Total dividends which may be declared by the subsidiary financial institutions depend on the regulations which govern them. In addition, regulatory agencies can place dividend restrictions on the subsidiaries based on their evaluation of the financial condition of the subsidiaries. No restrictions are currently imposed by regulatory agencies on the subsidiaries other than the limitations found in the regulations which govern the respective subsidiaries. At December 31, 1997, NBR could pay additional dividends to Redwood of approximately $4,523,000 without prior regulatory approval.

NBR is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary's equity. No such loans or advances were outstanding during 1997 or 1996.

Redwood, NBR, and previously Allied, are subject to various regulatory capital requirements administered by the federal banking agencies. In addition to these capital guidelines, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement a regulatory framework for prompt corrective actions for insured depository institutions that are not adequately capitalized. The Board of Governors of the Federal Reserve System, FDIC, OCC and OTS have adopted such a system which became effective on December 19, 1992. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. NBR's and Allied's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum leverage ratio of Tier 1 capital (as defined in the regulations) to adjusted assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized NBR as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NBR and Allied must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.


                                                                                               To Be Categorized
                                                                                              as Well Capitalized
                                                                             For Capital          Under Prompt
                                                         Actual           Adequacy Purposes     Corrective Action
                                                   --------------------------------------------------------------
                                                   Amount     Ratio      Amount        Ratio     Amount    Ratio
                                                   --------------------------------------------------------------
(dollars in thousands)
 At December 31, 1997:

   COMPANY
     Leverage Capital (to Average Assets)          $31,892      7.10%    $17,963        4.00%        n/a      n/a
     Tier 1 Capital (to Risk-weighted Assets)       31,892      9.72      13,122        4.00         n/a      n/a
     Total Capital (to Risk-weighted Assets)        48,037     14.64      26,243        8.00         n/a      n/a

   NBR
     Leverage Capital (to Average Assets)           38,184      8.58      17,792        4.00%     22,240     5.00%
     Tier 1 Capital (to Risk-weighted Assets)       38,184     11.65      13,110        4.00      19,665     6.00
     Total Capital (to Risk-weighted Assets)        45,325     13.83      26,220        8.00      32,775    10.00


 At December 31, 1996:

   COMPANY
     Leverage Capital (to Average Assets)          $28,378      5.46%    $20,808        4.00%        n/a      n/a
     Tier 1 Capital (to Risk-weighted Assets)       28,378      7.63      14,875        4.00         n/a      n/a
     Total Capital (to Risk-weighted Assets)        45,056     12.12      29,749        8.00         n/a      n/a

   NBR
     Leverage Capital (to Average Assets)           17,352      6.87      10,110        4.00     $12,637     5.00%
     Tier 1 Capital (to Risk-weighted Assets)       17,352      9.40       7,384        4.00      11,075     6.00
     Total Capital (to Risk-weighted Assets)        22,671     12.28      14,767        8.00      18,459    10.00

   ALLIED
     Core  Capital (to Total Assets)                17,064      7.06       7,251        3.00      12,085     5.00
     Tier 1 Capital (to Risk-weighted Assets)       14,402      9.43         n/a         n/a       9,167     6.00
     Total Capital (to Risk-weighted Assets)        16,335     10.69      12,222        8.00      15,278    10.00
     Tangible Capital (to Total Assets)             17,064      7.06       3,626        1.50         n/a      n/a


Management believes that as of December 31, 1997, the Company and NBR meet all capital requirements to which they are subject. Under the most stringent capital requirement, the Company has approximately $21,793,000 in excess capital before it becomes "undercapitalized" under the regulatory framework for prompt corrective action. Similarly, NBR has $19,105,000 in excess capital.

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

NOTE O - INDUSTRY SEGMENT DATA

During the years ended December 31, 1997, 1996 and 1995, the Company operated in two principal industry segments: commercial banking and residential lending. Commercial banking activities relate to the origination of commercial, real estate (including construction) and installment loans for the Company's portfolio and origination and sale of SBA loans. Commercial banking also includes other fee services and construction lending. The Company's residential lending activities relate to the origination for sale, servicing of sold mortgages and sale of residential mortgage loans.

Revenue from residential lending activities is defined as interest income on permanent residential real estate loans and mortgage loans held for sale, gains on sale of loans and loan servicing, and income from mortgage loan servicing activities. Revenue for commercial banking activities include interest income on all other loans and investments and service fee income. Operating profit for both segments excludes holding company expenses and income taxes. Identifiable assets are those assets that are used in the Company's operations in each industry segment.


                                                         Year Ended December 31,
                                                   1997           1996           1995
                                                ----------------------------------------
                                                             (in thousands)
      REVENUE
      Residential lending                         $14,625        $31,327       $35,124
      Commercial banking                           32,824         34,027        28,825
                                                 --------      ---------      ---------
        Total                                     $47,449        $65,354       $63,949
                                                 --------      ---------      ---------
                                                 --------      ---------      ---------

      OPERATING (LOSS) PROFIT
      Residential lending                            $173        ($3,194)       $2,597
      Commercial banking                            6,913          3,389         5,180
                                                 --------      ---------      ---------
        Total operating (loss) profit               7,086            195         7,777
      Corporate                                    (1,379)        (2,692)       (2,105)
                                                 --------      ---------      ---------
      Inter-segment eliminations                      ---            ---         ---
      (Loss) income before income taxes            $5,707       ($2,497)        $5,672
                                                 --------      ---------      ---------
                                                 --------      ---------      ---------

      IDENTIFIABLE ASSETS
      Residential lending                        $110,445       $157,512      $230,642
      Commercial banking                          333,335        338,790       325,424
      Corporate                                     2,939          3,164         1,844
                                                 --------      ---------      ---------
        Total                                    $446,719       $499,466      $557,910
                                                 --------      ---------      ---------
                                                 --------      ---------      ---------


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107) requires that the Company disclose the fair value of financial instruments for which it is practicable to estimate that value. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market conditions for the period subsequent to the valuation dates of December 31, 1997 and 1996 and therefore estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

The following estimates and assumptions were used on December 31, 1997 and 1996 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

(h)  DEPOSIT LIABILITIES

Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and money market accounts, is equal to the amount payable on demand on December 31, 1997 and 1996. The fair value of time deposits, is based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

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

(m)  PURCHASED AND WRITTEN OPTIONS

Carrying value represents premiums paid or received. Fair values were obtained from third party dealers of such options.

The estimated fair values of the Company's financial instruments are as follows:


                                                                      December 31,
                                                           1997                        1996
                                                ----------------------------------------------------
                                                 Carrying         Fair        Carrying         Fair
                                                  Amount         Value         Amount         Value
                                                ----------     ---------      ---------     --------
                                                                      (in thousands)
 ASSETS:
   Cash and cash equivalents                     $56,058        $56,058        $45,473       $45,473
   Interest-bearing deposits                           6              6            315           318
   Investments                                    72,565         73,180         52,633        52,949
   Loans held for sale                            16,929         17,267         29,487        29,763
   Portfolio loans, net                          274,751        275,879        340,374       350,249
   Interest receivable                             3,112          3,112          3,399         3,399
   Mortgage servicing rights                         620          1,191            582           628

 LIABILITIES:
   Deposits                                      391,421        391,550        436,450       436,724
   Other borrowings                                2,341          2,341         10,307        10,307
   Subordinated notes                             12,000         12,000         12,000        12,120

 OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
   Commitments to fund mortgage loans                                62                          (26)
   Commitments to fund other loans                                  246                          362

    Forward contracts to sell MBS                                    (8)                          73
    Purchased put options - U.S. Treasury                                          250           163
    Purchased call options - U.S. Treasury                                         205            79


NOTE Q - RESTRUCTURING CHARGES

In November, 1996 the Company's Board of Directors approved a plan to merge its two wholly owned subsidiaries, NBR and Allied. As a result of the merger, the surviving bank, NBR, assumed all of Allied's rights and obligations. In connection with the merger, and as a result of the Company's decision to significantly curtail its wholesale mortgage banking production capacity, the Company recorded a restructuring charge of $2,357,000 in the fourth quarter of 1996. The restructuring of the Company, which includes both the merger of Allied into NBR and the reduction in "A" paper wholesale lending, includes the closing of the Portland and Sacramento mortgage loan production offices, the partial write-off of Allied's administrative headquarters lease, termination of employees, and write-off of duplicative or unnecessary fixed assets. The total charge to operations associated with these matters consisted of:


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
                                                       ----------
                                                       $2,409,000
                                                       ----------
                                                       ----------


At December 31, 1997, $319,000 of the restructuring charges remained in other liabilities, substantially all of which is related to the future minimum lease payments associated with the closed facilities or future employee severance payments. The Company is actively seeking sublease tenants for many of these closed facilities and a portion of the restructuring charge may be reversed in future periods if the Company is successful in entering into such arrangements.

The following table presents a summary of activity with respect to the restructuring accrual.


                                                            1997          1996          1995
                                                          -------------------------------------
                                                                   (dollars in thousands)
     Balance, beginning of year                           $1,808           $619        $1,757
     Provision (credited) charged (to) against income       (286)         2,357          (456)
     Cash outlays                                         (1,127)          (234)         (682)
     Noncash writedowns                                      (76)          (934)
                                                          -------------------------------------
     Balance, end of year                                   $319         $1,808          $619
                                                          -------------------------------------
                                                          -------------------------------------


NOTE R - COMMITMENTS AND CONTINGENCIES

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company or its subsidiaries. Based upon information available to the company, its review of such lawsuits and claims and consultation with its counsel, the Company believes the liability relating to these actions, if any, would not have a material adverse effect on its consolidated financial statements.

NOTE S  PREFERRED STOCK REDEMPTION

On March 17, 1998 the Company's Board of Directors voted to redeem the entire issue of 575,000 shares of 7.80% Noncumulative Convertible Perpetual Preferred Stock, Series A. Such redemption will occur on or about April 30, 1998. Holders of the Company's preferred stock can convert their holdings into common stock prior to April 30, 1998.

NOTE T  CONDENSED FINANCIAL INFORMATION OF
        REDWOOD EMPIRE BANCORP (PARENT ONLY)


                           CONDENSED BALANCE SHEETS

                                                                December 31,
                                                            1997          1996
                                                          ---------------------
                                                              (in thousands)
      ASSETS
      Cash                                                 $2,645        $2,178
      Investment in subsidiaries                           39,535        39,016
      Capitalized issuance costs                              560           640
      Other assets                                          2,734           346
                                                          --------      --------
        Total assets                                      $45,474       $42,180
                                                          --------      --------
                                                          --------      --------
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Accounts payable                                       $231          $448
      Subordinated notes                                   12,000        12,000
                                                          --------      --------
        Total liabilities                                  12,231        12,448
                                                          --------      --------
      Shareholders' equity:
      Preferred stock, authorized 2,000,000 shares;
        issued and outstanding 575,000 shares               5,750         5,750
      Common stock, no par value: authorized
        10,000,000 shares; issued and outstanding:
        1997 - 2,785,261 shares; 1996 - 2,748,652 shares   19,656        19,281
      Retained earnings                                     8,024         5,032
      Unrealized loss on investment securities
        available for sale, net of taxes                     (187)         (331)
                                                          --------      --------
        Total shareholders' equity                         33,243        29,732
                                                          --------      --------
          Total liabilities and shareholders' equity      $45,474       $42,180
                                                          --------      --------
                                                          --------      --------


                      CONDENSED STATEMENTS OF OPERATIONS


                                                                 Year Ended December 31,
                                                           1997            1996           1995
                                                          -------------------------------------
                                                                     (in thousands)
 Operating income:
   Management service fees                                   $186           $736          $403
   Dividends from subsidiaries                                860          2,442         1,087
   Interest income from subsidiaries                          274            297           292
                                                           -------       --------      -------
     Total operating income                                 1,320          3,475         1,782
                                                           -------       --------      -------
 Expenses:
   Interest expense                                         1,107          1,115         1,100
   Operating expenses                                         732          1,876         1,700
                                                           -------       --------      -------
     Total expenses                                         1,839          2,991         2,800
                                                           -------       --------      -------

 (Loss) income before undistributed income of subsidiaries   (519)           484        (1,018)
 Equity in undistributed income (loss) of subsidiaries      3,378         (2,613)        3,447
                                                           -------       --------      -------
 Income (loss) income before income taxes                   2,859         (2,129)        2,429
 Income tax benefit                                          (582)          (643)         (884)
                                                           -------       --------      -------
 Net income (loss)                                         $3,441        ($1,486)       $3,313
                                                           -------       --------      -------
                                                           -------       --------      -------





                   CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                              1997         1996         1995
                                                            ----------------------------------
                                                                       (in thousands)
 Cash flows from operating activities:
  Net income (loss)                                          $3,441      ($1,486)      $3,313
                                                            --------     --------     --------
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Amortization and depreciation                               26           23           10
     Equity in undistributed net (income) loss of
       subsidiaries                                          (3,378)       2,613        (3,447)
     Change in other assets                                     745         (741)        1,275
     Change in other liabilities                               (216)          89           186
                                                            --------     --------     --------
       Total adjustments                                     (2,823)       1,984        (1,976)
                                                            --------     --------     --------
        Net cash provided by operating activities               618          498         1,337
                                                            --------     --------     --------
 Cash flows from financing activities:
  Stock issuance                                                298          506           108
  Cash dividends                                               (449)        (449)         (448)
       Net cash provided by (used in) financing activities     (151)          57          (340)
                                                            --------     --------     --------
 Increase (decrease) in cash                                    467          555           997
 Cash at beginning of year                                    2,178        1,623           626
                                                            --------     --------     --------
 Cash at end of year                                         $2,645       $2,178        $1,623
                                                            --------     --------     --------
                                                            --------     --------     --------


QUARTERLY RESULTS

UNAUDITED QUARTERLY STATEMENTS OF OPERATIONS DATA

(dollars in thousands)

                                                             Q1      Q2        Q3         Q4        Q1      Q2       Q3       Q4
                                                            1996    1996      1996       1996      1997    1997     1997     1997
                                                           ------------------------------------  ---------------------------------
Net interest income                                        $5,499   $6,082    $5,898    $5,662   $5,089   $5,331   $5,139   $4,960
Provision for credit losses                                 1,515    1,315       545     2,887      585      585      465      465
Other operating income                                      5,585    4,411     3,929     5,645    3,009    2,335    2,092    2,707
Other operating expense                                     8,091    9,067    10,681    11,107    6,513    5,554    5,240    5,548
                                                           ------------------------------------  ---------------------------------
Income (loss) before income taxes                           1,478      111    (1,399)   (2,678)   1,000    1,527    1,526    1,654
Provision (benefit) for
  income taxes                                                592       73      (595)   (1,081)     420      643      601      602
                                                           ------------------------------------  ---------------------------------
Net income (loss)                                            $886      $38     ($804)  ($1,606)    $580     $884     $925   $1,052
                                                           ------------------------------------  ---------------------------------
                                                           ------------------------------------  ---------------------------------

Net income (loss) available
  for common stock shareholders                              $774     ($74)    ($916)  ($1,718)    $468     $772     $813     $939
                                                           ------------------------------------  ---------------------------------
                                                           ------------------------------------  ---------------------------------
Per share:
  Basic earnings (loss) per share                          $  .29   $  .03)  ($  .33)  ($  .63)  $  .16   $  .27   $  .28   $  .28
  Diluted earnings (loss) per share                           .29     (.03)     (.33)     (.63)     .16      .26      .27      .27
  Common dividend                                             ---      ---       ---       ---      ---      ---      ---      ---

Common Stock Prices:
  High                                                      $7.25    $9.25    $10.13    $11.50   $14.13   $13.75   $17.25   $18.25
  Low                                                        5.75     6.38      7.25     10.38    11.00    12.50    13.00    14.87
  Close                                                      6.75     8.50      8.88     11.50    13.13    13.00    15.38    18.25


     Other operating expense in the third quarter of 1996 included a one time S.A.I.F. deposit insurance premium of $2,192,000. Other operating expense in the fourth quarter of 1996 included a restructuring charge of $2,357,000.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     During the year ended December 31, 1997, the Company's operating subsidiary, National Bank of the Redwoods, paid $496,557 pursuant to various construction contracts with Colombini Construction in which Colombini Construction acted as a general contractor. Richard Colombini, who is a director of the Company, is also the President and majority owner of Colombini Construction. The amounts paid to Colombini Construction included subcontractor costs. The construction contracts involved leasehold improvements for one of the Bank's branches and two operations centers. Substantially all of the contracts entered into with Colombini Construction were granted based upon competitive bids.

     NBR leases 34,000 square feet of an office building for its main office. Prior to June 1997, a partnership of which Richard Colombini is a minority partner, owned the building. Total lease payments made to the partnership for the years ended December 31, 1997, 1996, and 1995 were $440,000, $863,000, and $863,000.

     (b)  CERTAIN BUSINESS RELATIONSHIPS.

     Except as disclosed elsewhere in this Item, management is not aware of any business relationships required to be disclosed hereunder.

     (c)  INDEBTEDNESS OF MANAGEMENT.

     Some of the Company's directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of or have had banking transactions with the Company in the ordinary course of the Company's business, and the Company expects to have banking transactions with such persons in the future. In management's opinion, all such loans and commitments to lend were made in the ordinary course of business, in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit worthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. The Company has a strong policy regarding review of the adequacy and fairness to the Company of loans to its directors and officers. At December 31, 1997, there were no outstanding balances under extensions of credit to directors and executive officers of the Company and companies with which directors are associated.

                              PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     1. The following consolidated financial statements of Redwood and its subsidiaries, and independent auditors' report included for the years ended December 31, 1997, 1996 and 1995 are included in Item 8.

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

     EXHIBIT
     NUMBER              DESCRIPTION
     -------             ------------
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

      10.20* Compensation Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp.

      10.21*   Executive Severance Agreement between Patrick W.
               Kilkenny and Redwood Empire Bancorp.

      10.22* Salary Continuation Agreement between James E. Beckwith and Redwood Empire Bancorp.

      10.23    Dividend Reinvestment and Stock Purchase Plan on Form S-
               3 dated April 28, 1993 (Registration No. 3361750), and by this reference incorporated herein.

      11.      Statement re Computation of Per Share Earnings.

      12.1     Statement re Computation of Ratio of Earnings to Fixed
               Charges.

      12.2 Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

      21.      Subsidiaries of the Registrant.

      23.      Consent of Deloitte & Touche LLP.

    (b) REPORTS ON FORM 8-K.

    The Company filed the following Current Reports on Form 8-K during the last quarter of 1997:

     1. On October 29, 1997 reporting the declaration of a quarterly dividend of 19.5 cents per share on the Registrant's 7.80% Noncumulative Convertible Perpetual Preferred Stock and the earnings for the quarter ended September 30, 1997.



    (c) EXHIBITS.

    See Item 14(a)3 and the Index to Exhibits.


    (d)  EXCLUDED FINANCIAL STATEMENTS

    Not applicable.

                             SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD EMPIRE BANCORP



By:   /S/ TOM D. WHITAKER                        Dated:   March 25, 1998
   ------------------------------
      Tom D. Whitaker
      Chairman of the Board


And By:  /S/ PATRICK W. KILKENNY                 Dated:   March 25, 1998
       ---------------------------
      Patrick W. Kilkenny
      President and Chief Executive Officer
      (Principal Executive Officer)


And By:  /S/ JAMES E. BECKWITH                   Dated:   March 25, 1998
       ---------------------------
      James E. Beckwith
      Executive Vice President and
      Chief Financial Officer
      (Principal Financial Officer
      and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/S/ ORLANDO J. ANTONINI                          Dated:   March 25, 1998
------------------------------
Orlando J. Antonini, Director



/S/ HASKELL E. BOYETT                            Dated:   March 25, 1998
------------------------------
Haskell E. Boyett, Director



/S/ RICHARD I. COLOMBINI                         Dated:   March 25, 1998
------------------------------
Robert D. Cook, Director



/S/ ROBERT D. COOK                               Dated:   March 25, 1998
------------------------------
Robert D. Cook, Director



/S/ PATRICK W. KILKENNY                          Dated:   March 25, 1998
------------------------------
Patrick W. Kilkenny, Director



/S/ WILLIAM B. STEVENSON                         Dated:   March 25, 1998
------------------------------
William B. Stevenson, Director



/S/ TOM D. WHITAKER                              Dated:   March 25, 1998
------------------------------
Tom D. Whitaker, Director
  and Chairman of the Board

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

      23.      Consent of Deloitte & Touche LLP.