Form 10-Q
period 1998-03-31
REDWOOD EMPIRE BANCORP
filed 1998-05-14
CIK 840007

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

                   For the quarterly period ended March 31, 1998

                                         OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                          Commission file number:  0-19231

                               REDWOOD EMPIRE BANCORP
               (Exact name of Registrant as specified in its charter)

              California                                    68-0166366
     (State or other jurisdiction of                    (IRS Employer
     Incorporated or organization)                      Identification No.)

     111 Santa Rosa Avenue, Santa Rosa, California          95404-4905
     (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code:  (707) 573-4800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No
                                       ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. May 7, 1998: 3,302,911

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             This page is 1 of 22 pages.

                                REDWOOD EMPIRE BANCORP
                                         AND
                                     SUBSIDIARIES

                                        INDEX

                                                                           PAGE
                                                                           ----
PART I.       Financial Information

    ITEM 1.   Financial Statements

              Consolidated Statements of Operations
              Three Months ended March 31, 1998 and 1997 . . . . . . . . . . 3

              Consolidated Balance Sheets
              March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . 4

              Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1998 and 1997 . . . . . . . . . . 5

              Notes to Consolidated Financial Statements . . . . . . . . . . 7


    ITEM 2.   Management's Discussion and Analysis
              of Financial Condition and Results of  Operations. . . . . . .10


PART II.      Other Information

    ITEM 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . .21

    ITEM 6.   Exhibits and Reports on Item 8-K . . . . . . . . . . . . . . .21


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22


                          This page is page 2 of 22 pages.

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Operations
                     (dollars in thousands except per share data)
                                     (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            1998          1997
                                                       -------------------------
Interest income:
  Interest and fees on  loans                             $6,854       $8,628
  Interest on investment securities                        1,126          829
  Interest on federal funds sold                             326          278
  Interest on time deposits due from
    financial institutions                                  ---             3
                                                       -------------------------
Total interest income                                      8,306        9,738

Interest expense:
  Interest on deposits                                     3,381        4,288
  Interest on subordinated notes                             277          278
  Interest on other borrowings                                74           83
                                                       -------------------------
Total interest expense                                     3,732        4,649
                                                       -------------------------
Net interest income                                        4,574        5,089
Provision for loan losses                                    510          585
                                                       -------------------------

Net interest income after loan loss provision              4,064        4,504

Other operating income:
  Service charges on deposit accounts                        274          296
  Merchant draft processing, net                             441          422
  Loan servicing income                                      179          316
  Net realized gain on sale of
    investment securities available for sale                 105            1
  Gain on sale of loans and loan servicing                   947        1,070
  Other income                                             1,381          467
                                                       -------------------------
Total other operating income                               3,327        2,572

Other operating expense:
  Salaries and employee benefits                           3,003        3,217
  Occupancy and equipment expense                            809          885
  Other                                                    1,837        1,974
                                                       -------------------------
 Total other operating expense                             5,649        6,076
                                                       -------------------------

  Income before income taxes                               1,742        1,000
  Provision for income taxes                                 635          420
                                                       -------------------------

Net income                                                 1,107          580
Dividends on preferred stock                                 112          112
                                                       -------------------------
Net income available for common stock shareholders          $995         $468
                                                       -------------------------
                                                       -------------------------

Earnings per common share and common
 equivalent share:
   Basic earnings per share                                 $.36         $.17
   Weighted average shares                             2,793,000    2,756,000
   Diluted earnings per share                               $.32         $.16
   Weighted average shares                             3,445,000    2,861,000


See Notes to Consolidated Financial Statements.

                           This page is page 3 of 22 pages.

                      REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                            Consolidated Balance Sheets
                              (dollars in thousands)
                                    (unaudited)


                                                                                 March 31,         December 31,
                                                                                    1998                1997
                                                                               ---------------    --------------
Cash and due from banks                                                           $35,823            $21,505
Federal funds sold and repos                                                       36,746             34,553
                                                                               ---------------    --------------

  Cash and cash equivalents                                                        72,569             56,058

Interest bearing deposits due from financial institutions                               6                  6
Investment securities:
  Held to maturity (market value of $28,063 and $31,273)                           27,720             30,658
  Available for sale, at market                                                    35,059             41,907
                                                                               ---------------    --------------
    Total investment securities                                                    62,779             72,565
Mortgage loans held for sale                                                       30,236             16,929
Loans:
    Residential real estate mortgage                                               88,284             93,516
    Commercial real estate mortgage                                                56,618             57,425
    Commercial                                                                     64,111             69,097
    Real estate construction                                                       46,902             55,031
    Installment and other                                                           5,985              9,200
    Less deferred loan fees                                                        (1,697)            (1,873)
                                                                               ---------------    --------------
        Total portfolio loans                                                     260,203            282,396
    Less allowance for loan losses                                                 (7,649)            (7,645)
                                                                               ---------------    --------------
        Net loans                                                                 252,554            274,751
Premises and equipment, net                                                         4,252              4,055
Mortgage servicing rights                                                             552                620
Other real estate owned                                                             5,759              6,352
Cash surrender value of life insurance                                              3,448              2,929
Other assets and interest receivable                                               11,736             12,454
                                                                               ---------------    --------------
     Total assets                                                                $443,891           $446,719
                                                                               ---------------    --------------
                                                                               ---------------    --------------

Deposits:
  Noninterest bearing demand deposits                                             $92,591            $98,915
  Interest-bearing transaction accounts                                           155,239            149,939
  Time deposits $100,000 and over                                                  53,684             53,878
  Other time deposits                                                              83,499             88,689
                                                                               ---------------    --------------
    Total deposits                                                                385,013            391,421

Other borrowings                                                                    5,626              2,341
Subordinated notes                                                                 12,000             12,000
Other liabilities and interest payable                                              6,919              7,714
                                                                               ---------------    --------------
    Total liabilities                                                             409,558            413,476

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding 575,000 shares                                          5,750              5,750
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding 2,805,739 and 2,785,261 shares                        19,730             19,656
  Retained earnings                                                                 9,021              8,024
  Unrealized loss on investment securities carried as,
    or transferred from available for sale, net of income taxes                      (168)              (187)
                                                                               ---------------    --------------

     Total shareholders' equity                                                    34,333             33,243
                                                                               ---------------    --------------

     Total liabilities and shareholders' equity                                  $443,891           $446,719
                                                                               ---------------    --------------
                                                                               ---------------    --------------


See Notes to Consolidated Financial Statements.

                           This page is page 4 of 22 pages.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (unaudited)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                     1998               1997
                                                                                  ----------         ----------
Cash flows from operating activities:

  Net income                                                                       $1,107               $580

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                                  207                788
  Net realized gains on securities available for sale                                (105)                (1)
  Loans originated for sale                                                       (92,263)           (61,778)
  Proceeds from sale of loans held for sale                                        87,930             79,980
  Gain on sale of loans and loan servicing                                           (947)            (1,507)
  Provision for loan losses                                                           510                585
  Change in other assets and interest receivable                                     (140)             6,525
  Change in other liabilities and interest payable                                   (488)            (2,194)
  Noncash restructuring charge                                                      ---                ---
  Other, net                                                                          248               (151)
                                                                                  ----------         ----------
  Total adjustments                                                                (5,048)            22,247
                                                                                  ----------         ----------

  Net cash (used in) and provided by operating activities                          (3,941)            22,827
                                                                                  ----------         ----------

Cash flows from investing activities:
  Net change in loans                                                              12,995              3,208
  Proceeds from sales of loans in portfolio                                           172              1,311
  Purchases of investment securities available for sale                           (11,081)            (5,000)
  Purchases of investment securities held to maturity                              (4,022)             ---
  Sales of investment securities available for sale                                 2,955              6,974
  Maturities of investment securities available for sale                           10,900              ---
  Maturities of investment securities held to maturity                             11,229                500
  Premises and equipment, net                                                        (582)              (425)
  Purchase of mortgage servicing rights                                                (2)              (148)
  Noninterest bearing demand deposits                                               ---                   (3)
  Proceeds from sale of other real estate owned                                     1,071                 98
                                                                                  ----------         ----------

    Net cash provided by investment activities                                     23,635              6,515
                                                                                  ----------         ----------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                               (6,324)            (1,893)
  Change in interest bearing transaction accounts                                   5,302                890
  Change in time deposits                                                          (5,386)           (30,640)
  Change in borrowings                                                              3,285             (5,103)
  Issuance of stock                                                                    52                143
  Dividends paid                                                                     (112)              (112)
                                                                                  ----------         ----------
    Net cash used in financing activities                                          (3,183)           (36,715)
                                                                                  ----------         ----------


Net change in cash and cash equivalents                                            16,511             (7,373)
Cash and cash equivalents at beginning of period                                   56,058             45,473
                                                                                  ----------         ----------


Cash and cash equivalents at end of period                                        $72,569            $38,100
                                                                                  ----------         ----------
                                                                                  ----------         ----------


                                            (Continued)

                           This page is page 5 of 22 Pages

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                                    (in thousands)
                                     (Continued)

                                                          Three Months Ended
                                                               March 31,
                                                           1998         1997
                                                         --------    ---------
Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                         5,261       4,625

Noncash investing and financing activities:
  Transfers from loans to other real estate owned            726       1,292
  Transfer from mortgage loans held for sale to loans        216         ---


                           This page is page 6 of 22 pages.

                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                                     (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1997 Annual Report to shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR"). All significant inter-company balances and transactions have been eliminated.
The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     Certain reclassifications were made to prior period financial statements to conform to current period presentations.

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements. Federal funds sold and repurchase agreements are generally for one day periods.

2. On March 24, 1997, Allied Bank, F.S.B. a wholly owned subsidiary of Redwood, was merged into NBR. In connection with the merger, NBR assumed all of Allied's rights and obligations. As a result of the merger Allied Bank, F.S.B. ceased to exist.

                               This page is pge 7 of 22

3.   Earnings per Share

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


                                                               Year Ended
                                                                March 31,
                                                            1998        1997
                                                         -----------  ----------
                                                          (in thousands except
                                                           per share amounts)
 Basic Earnings per share:
 Net income                                                $1,107        $580
 Less: Preferred stock dividend                               112         112
                                                          --------    --------
 Net income available to common stock shareholders           $995        $468
                                                          --------    --------
                                                          --------    --------

 Weighted average common shares outstanding                 2,793       2,756
                                                          --------    --------
                                                          --------    --------

 Basic earnings per share                                   $0.36       $0.17
                                                          --------    --------
                                                          --------    --------

 Diluted Earnings per share:
 Net income available to common stock shareholders           $995        $468
 Dilutive effect of Preferred Stock dividend
                                                          --------    --------
                                                           $1,107        $580
                                                          --------    --------
                                                          --------    --------
 Weighted average common shares outstanding                 2,793       2,756
 Effect of outstanding stock options                          153         105
 Effect of Convertible Preferred Stock                        499
                                                          --------    --------
                                                            3,445       2,861
                                                          --------    --------
                                                          --------    --------
 Diluted earnings per share                                 $0.32       $0.16
                                                          --------    --------
                                                          --------    --------


                              This page is page 8 of 22.

4.   Change in Accounting Principles

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:


Three Months Ended March 31,                             1998         1997
                                                       ---------     -------
Net income as reported                                  $1,107        $580
Other comprehensive income (net of tax):
  Change in unrealized holding gain (losses)
     on available for sale securities                       44        (270)
  Reclassification adjustment                              (25)         (1)
                                                       ---------     -------
Total comprehensive income                              $1,126        $309
                                                       ---------     -------
                                                       ---------     -------



5.   Preferred Stock Redemption

     On March 19, 1998 the Company called for redemption of its outstanding 7.8% Noncumulative Convertible Perpetual Preferred Stock, Series A. The redemption notice provided that all shares will be redeemed on April 30, 1998 at $10.39 per share, payable to shareholders of record as of March 27, 1998, who surrender their preferred stock certificates to the conversion agent, Chase Mellon Shareholder Services LLC. The preferred stock is convertible at the option of the holder, into 0.8674 shares of common stock for each share of preferred stock. The total number of shares subject to redemption will be reduced by the number of shares of preferred stock converted into common stock between the record date and the redemption date.

     As a result of the redemption 573,290 shares of the preferred shares were converted into 497,172 shares of common stock effective April 30, 1998. Preferred shares to be redeemed for cash at $10.39 per share amounted to 1,710.

                           This page is page 9 of 22 pages.

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

     The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1997 to March 31, 1998, and significant changes and trends in the Company's results of operations for the three months ended March 31, 1998, compared to the same period in 1997.


SUMMARY OF FINANCIAL RESULTS

     The Company reported net income of $1,107,000 ($.32 per share, diluted) for the three months ended March 31 1998, compared to $580,000 ($.16 per share, diluted)for the same period in 1997. The increase in net income in the first quarter of 1998 when compared to the same period in 1997 is due to an increase of $755,000 in non interest income, a decrease of $427,000 in non interest expense, all being offset by a decline of $515,000 in net interest income.

                          This page is page 10 of 22 pages.

NET INTEREST INCOME

     Net interest income decreased $515,000 for the first quarter of 1998 compared to the first quarter of 1997. The decrease is primarily due to a decrease in average earning assets of $46,521,000 or 11%. Net interest margin for the quarter ended March 31, 1998 amounted to 4.73% as compared to 4.69% one year ago.

     The decline in earning assets of the Company is due principally to the decline in residential and construction loans. The average of residential mortgage and construction loans declined $5,548,000 and $27,352,000 from $98,499,000 and $73,152,000 as of March 31, 1997 to $92,951,000 and
$45,800,000 as of March 31, 1998. This decline in residential loans was a result of a relatively low mortgage rate environment which spurred refinance activity. The decrease in construction loans was due to decreased originations brought about by management's desire to lower the relative size of the Company's construction loan portfolio.

     With respect to the net interest margin, the yield on earning assets decreased from 8.98% to 8.58%. However, as a result of decreased funding needs, the Company significantly reduced its higher cost time certificates of deposits. Total time certificates amounted to $137,183,000 as of March 31, 1998 as compared to $177,542,000 as of March 31, 1997 which results in a decline of $40,359,000 or 29%. This reduction in higher cost liabilities had an effect on overall yield paid for interest-bearing liabilities. Such yield declined from 5.02% in the first quarter of 1997 to 4.91% for the same quarter in 1997.

                          This page is page 11 of 22 pages.

     The following is an analysis of the net interest margin:


                                            Three months ended                           Three months ended
                                              March 31, 1998                               March 31, 1997
                                     Average                           %         Average                                %
    (dollars in thousands)           Balance        Interest         Yield       Balance         Interest             Yield
                                  -------------------------------------------------------------------------------------------
    Earning assets (1)                  $387,101        $8,306           8.58       $433,622         $9,738               8.98
    Interest-bearing liabilities         303,867         3,732           4.91        370,501          4,649               5.02
                                                        --------                     ---------
    Net interest income                                 $4,574                        $5,089
                                                        --------                     ---------
                                                        --------                     ---------
    Net interest income to
       earning assets                                                    4.73                                             4.69


     (1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.

     The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 1998 and 1997. Changes not solely attributable to rate or volume have been allocated to rate.


                                                                        March 31, 1998 over
                                                                            March 31, 1997
                                                            --------------------------------------------
                                                               Volume            Rate         Total
                                                            --------------------------------------------
                                                                            (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                            ($1,615)           ($77)       ($1,692)
  Mortgage loans held for sale                                   108            (190)           (82)
  Investment securities                                          195              99            294
  Interest-earning deposits with other institutions            ---             ---            ---
  Federal funds sold                                              67             (19)            48
                                                            --------------------------------------------
Total increase (decrease)                                     (1,245)           (187)        (1,432)
                                                            --------------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                          (48)            (42)           (90)
  Time deposits                                                 (771)            (46)          (817)
  Other borrowings                                              (139)            129            (10)
                                                            --------------------------------------------
Total increase (decrease)                                       (958)             41           (917)
                                                            --------------------------------------------

Increase in net interest income                                ($287)          ($228)         ($515)
                                                            --------------------------------------------
                                                            --------------------------------------------


PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended March 31, 1998 amounted to $510,000 as compared to $585,000 in the same quarter in the previous year. For further discussion see Allowance for Loan Losses.

                             This page is page 12 of 22.

OTHER OPERATING INCOME AND EXPENSE AND INCOME TAXES

     Other Operating Income

     The following table sets forth the components of the Company's other operating income for the three months ended March 31, 1998, as compared to the same period in 1997.


                                            Three Months Ended
                                                 March 31
                                           ----------------------        %
(dollars in thousands)                      1998           1997       Change
                                           -------       ------------------
Service charges on deposit accounts           274           296           (7)
Merchant draft processing, net                441           422            5
Loan servicing income                         179           316          (43)
Gain (loss) on securities                     105             1       10,400
Gain on sale of loans and servicing           947         1,070          (11)
Other income                                1,381           467          196
                                           ------        ------
Total other operating income               $3,327        $2,572           29
                                           ------        ------



     Other operating income increased $755,000 or 29% to $3,327,000 for the first quarter of 1998 when compared to $2,572,000 for the same period in 1997. Such increase is primarily due to a $914,000 increase in other income, which includes net brokerage revenue associated with the Company's mortgage
loan brokerage operation.   The change is offset by a decrease of gain on
sale of loans and servicing of $123,000. The Company's mortgage loan brokerage division, Valley Financial, experienced significant growth in the first quarter of 1998. Net revenue from the mortgage loan brokerage operation amounted to $1,096,000 in the first quarter of 1998 as compared to $374,000 in the same period one year ago. The significant increase is due primarily to a favorable interest rate environment and a strong residential purchase market in Northern California.

     Other Operating Expense

     Other operating expense decreased by $427,000 or 7% to $5,649,000 during the first quarter of 1998 compared to $6,086,000 for the first quarter of 1997, primarily due to the reduced head count and a reduction in data processing, occupancy and legal and professional expenses.

     The following table sets forth the components of the Company's other operating expense during the three months ended March 31, 1998, as compared to the same period in 1997.


                                                    Three Months Ended
                                                         March 31
                                                    -------------------     %
(dollars in thousands)                                1998       1997     Change
                                                    --------    ----------------

Salaries and employee benefits                      $3,003      $3,217     (7)
Occupancy and equipment expense                        809         885     (9)
Other                                                1,837       1,974     (7)

                                                    --------    --------
Total other operating expense                       $5,649      $6,076     (7)
                                                    --------    --------
                                                    --------    --------

                             This page is page 13 of 22.



INCOME TAXES

     The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective rate was 36.5% for the three months ended March 31, 1998, compared to 42.0% for the same period in 1997. The decline in the Company's effective tax rate in the first quarter of 1998 is due to recording the benefit of certain items arising in previous years.

INVESTMENT SECURITIES

     Total investment securities decreased $9,766,000 or 13% to $62,779,000 as of March 31, 1998 when compared to $72,565,000 as of December 31, 1997.
The principal reason for the decline relates to callable agency securities being called by the issuer. Such called securities amounted to $11,900,000 in the first quarter of 1998. As a result of this action the Company recorded $70,000 as gain on sale.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale increased $13,307,000 or 78% to $30,236,000 at March 31, 1998 compared to $16,929,000 at December 31, 1997. The increase in mortgage loans held for sale is due to the current low interest rate environment and increased production capability within the Valley Financial unit. In addition to brokering to other financial institutions, Valley Financial also originates loans for sale into the secondary market.

LOANS

     Total loans decreased $22,193,000 or 8% to $260,203,000 at March 31, 1998 compared to $282,396,000 at December 31, 1997. All loan categories declined in the first quarter of 1998. Increased competition in the Company's market along with rate reduction and refinance activity were the principal reasons for such decline. The Company anticipates that these forces will remain intact for the foreseeable future.

                             This page is page 14 of 22.

      The following table summarizes the composition of the loan portfolio at March 31, 1998 and December 31, 1997.


                                          March 31, 1998      December 31, 1997
                                       ---------------------  ------------------
 (dollars in thousands)                 Amount           %     Amount       %
                                       ---------------------  ------------------

 Residential real estate mortgage       $88,284          34%   $93,516      33%
 Commercial real estate mortgage         56,618          22     57,425      20
 Commercial                              64,111          25     69,097      24
 Real estate construction                46,902          18     55,031      21
 Installment and other                    5,985           2      9,200       3
 Less deferred fees                      (1,697)         (1)    (1,873)     (1)
                                       ---------------------  ------------------
     Total loans                        260,203         100%   282,396     100%
                                                        ----               ----
                                                        ----               ----
 Less allowance for loan losses          (7,649)                (7,645)
                                       ---------              ---------
     Net loans                         $252,554               $274,751
                                       ---------              ---------
                                       ---------              ---------


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

The following table summarizes the Company's allowance for loan losses:


                                             Three months ended
                                                  March 31,
                                            ---------------------
(dollars in thousands)                       1998           1997
                                            -------       -------
Beginning allowance for loan losses         7,645          7,040
Provision for loan losses                     510            585
Charge-offs                                  (537)          (575)
Recoveries                                     31             35
                                            -------       -------
Ending allowance for loan losses            7,649          7,085
                                            -------       -------
                                            -------       -------


                          This page is page 15 of 22 pages.

     The allowance for loan losses as a percentage of portfolio loans increased from 2.71% at December 31, 1997 to 2.93% at March 31, 1998. The increase in this percentage is due to a $22,162,000 decline in the Company's total loan portfolio.


NONPERFORMING ASSETS

     The following table summarizes the Company's  nonperforming assets.


                                                   March 31,    December 31,
(dollars in thousands)                                 1998          1997
                                                   ----------    ----------
Nonaccrual loans                                     $7,215        $7,883
Accruing loans past due 90 days or more                 167           735
Restructured loans                                    1,109         1,109
                                                   ----------    ----------
Total nonperforming loans                             8,491         9,727
Other real estate owned                               5,759         6,352
Other assets owned                                      455           542
                                                   ----------    ----------
Total nonperforming assets                          $14,705       $16,621
                                                   ----------    ----------
                                                   ----------    ----------

Nonperforming assets to total assets                   3.31%         3.72%


     Nonperforming assets have decreased from $16,621,000 as of December 31, 1997 to $14,698,000 as of March 31, 1998. The principal reasons for this decrease relate to a decrease in nonaccrual loans of $668,000, a decrease in other real estate owned of $593,000 and a decrease in accruing loans past due 90 days or more of $575,000.

     Nonperforming loans consist of loans to 52 borrowers, 25 of which have balances in excess of $100,000. The two largest have recorded balances of $926,000 and $737,000, both secured by real estate. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

     Other real estate owned consists of 30 properties. 18 properties are residential, 6 construction lots and the remaining are undeveloped acres and commercial buildings . Other assets owned included contract receivable rights and repossessed personal property carried at $455,000.

     Although the volume of nonperforming assets will depend in part on the future economic environment, there are also nine loan relationships which total approximately $2,135,000 about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

                             This page is page 16 of 22.

     In the first three months of 1998 the Company was required by various mortgage loan investors to repurchase four non performing residential mortgage loans. From time to time the Company may be required to repurchase mortgage loans from investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower, first payment default or fraud. Primarily these repurchases involve loans which are in default. The Company expects that it may be required to repurchase loans in the future. The Company maintains a reserve for its estimate of potential losses associated with the potential repurchase of previously sold mortgage loans. Such reserve amounts to $307,000 as of March 31, 1998.

     At March 31, 1998 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $11,596,000 of which $8,475,000 relates to the recorded investment for which there is a related allowance for credit losses of $1,654,000 determined in accordance with these statements and $3,121,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these standards.

     The average recorded investment in the impaired loans during the three months ended March 31, 1998 and March 31, 1997 was $11,608,000 and $16,928,000; the related amount of interest income recognized during the periods that such loans were impaired was $118,000 for the three month period
ended March 31, 1998 and $14,000 for the same period in 1997.   No interest
income was recognized using a cash-basis method of accounting during the period that the loans were impaired.

LIQUIDITY

     Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses of the parent. It is Redwood's general policy to retain liquidity at Redwood at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of March 31, 1998, Redwood held $1,986,000 in deposits at NBR and a $3,000,000 subordinated note issued by NBR.

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

                          This page is page 17 of 22 Pages.

     During the first quarter of 1998, NBR declared dividends of $300,000. Management believes that at March 31, 1998, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.

     Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas; operating, investing and financing. For the three months ended March 31, 1998 the Company received $3,941,000 and $23,635,000 in cash flows from operating and investing activities while using $3,183,000 in financing activities.


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

                          This page is page 18 of 22 pages.

     The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at December 31, 1997 and March 31, 1998.


                                                         Company           NBR
                                                       -------------------------
March 31, 1998
  Total capital to risk based assets                      15.59%         14.74%
  Tier 1 capital to risk based assets                     10.50          12.52
  Leverage ratio                                           7.35           9.19

December 31, 1997
  Total capital to risk based assets                      14.64          13.83
  Tier 1 capital to risk based assets                      9.72          11.65
  Leverage ratio                                           7.10           8.58


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

                             This page is page 19 of 22.

     CONCENTRATION OF LENDING ACTIVITIES. Concentration of the Company's lending activities in the real estate sector, including construction loans could have the effect of intensifying the impact on the Company of adverse changes in real estate market in the Company's lending areas. At March 31, 1998, approximately 74% of the Company's loans were secured by real estate, of which 22% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

                             This page is page 20 of 22.

                            PART II. - OTHER INFORMATION


Item 2. CHANGES IN SECURITIES - On March 19, 1998 the Company called for redemption of its outstanding 7.8% Noncumulative Convertible Perpetual Preferred Stock Series A. The redemption notice provided that all shares will be redeemed on April 30, 1998 at $10.39 per share, payable to shareholders of record as of March 27, 1998, who surrender their preferred stock certificates to the conversion agent, Chase Mellon Shareholder Services LLC. The preferred stock is convertible at the option of the holder, into 0.8674 shares of common stock for each share of preferred stock. The total number of shares subject to redemption will be reduced by the number of shares of preferred stock converted into common stock between the record date and the redemption date.

     As a result of the redemption 573,290 shares of the preferred shares were converted into 497,172 shares of common stock effective April 30, 1998. Preferred shares to be redeemed for cash at $10.39 per share amounted to 1,710.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBIT 11

              Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. See Footnote 3 "Earnings per Share."


         (b)  REPORTS ON FORM 8-K

              Form 8-K dated March 25, 1998 announcing the call for redemption of its outstanding 7.8% Noncumulative Convertible Preferred Stock, Series A.

              Form 8-K dated January 28, 1998 announcing declaration of quarterly dividend on preferred stock and its fourth quarter and full year 1997 financial results.

                             This page is page 21 of 22.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                               REDWOOD EMPIRE BANCORP
                               ----------------------
                                   (Registrant)




DATE:         05/13/98         BY: /s/ James E. Beckwith
              --------            --------------------------
                                  James E. Beckwith
                                  Executive Vice President,
                                  Chief Financial Officer,
                                  Principal Financial Officer, and
                                  Principal Accounting Officer