Form 10-Q
period 1998-06-30
REDWOOD EMPIRE BANCORP
filed 1998-08-11
CIK 840007

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. August 5, 1998: 3,364,181

==============================================================================

                   This page is page 1 of 24 pages.

                        REDWOOD EMPIRE BANCORP
                                 AND
                             SUBSIDIARIES

                                INDEX

                                                                            Page
                                                                            ----
PART I.        Financial Information

    ITEM 1.    Financial Statements

               Consolidated Statements of Operations
               Three and Six Months ended June 30, 1998 and 1997 ..........   3

               Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997 ........................   4

               Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1998 and 1997 ....................   5

               Notes to Consolidated Financial Statements .................   7

    ITEM 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations ...........  10


PART II.       Other Information

    ITEM 2.    Changes in Securities ......................................  22

    ITEM 4.    Submission of Matters to a Vote of Security Holders ........  22

    ITEM 6.    Exhibits and Reports on Item 8-K ...........................  23


SIGNATURES ................................................................  24


                   This page is page 2 of 24 pages.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                  Consolidated Statements of Operations
              (dollars in thousands except per share data)
                               (unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                                     1998            1997                1998            1997
                                                                  --------------------------          --------------------------
Interest income:
  Interest and fees on loans                                         $6,814           $8,396            $13,668          $17,024
  Interest on investment securities                                   1,099              852              2,225            1,681
  Interest on federal funds sold                                        310              237                636              515
  Interest on time deposits due from
    financial institutions                                               --                3                 --                6
                                                                  --------------------------          --------------------------
Total interest income                                                 8,223            9,488             16,529           19,226

Interest expense:
  Interest on deposits                                                3,257            3,846              6,638            8,134
  Interest on subordinated notes                                        277              276                554              554
  Interest on other borrowings                                           75               35                149              118
                                                                  --------------------------          --------------------------
Total interest expense                                                3,609            4,157              7,341            8,806
                                                                  --------------------------          --------------------------
Net interest income                                                   4,614            5,331              9,188           10,420
Provision for loan losses                                               510              585              1,020            1,170
                                                                  --------------------------          --------------------------
Net interest income after loan loss provision                         4,104            4,746              8,168            9,250

Other operating income:
  Service charges on deposit accounts                                   267              285                541              581
  Merchant draft processing, net                                        605              370              1,046              792
  Loan servicing income                                                 105              199                284              515
  Net realized gain on sale of
    investment securities available for sale                             --               (8)               105               (7)
  Gain on sale of loans and loan servicing                            1,655              823              2,602            2,330
  Mortgage loan brokerage revenue, net                                1,230              479              2,314              812
  Other income                                                          263              187                560              321
                                                                  --------------------------          --------------------------
Total other operating income                                          4,125            2,335              7,452            5,344

Other operating expense:
  Salaries and employee benefits                                      3,388            2,500              6,391            6,154
  Occupancy and equipment expense                                       841              758              1,650            1,643
  Other                                                               2,079            2,296              3,916            4,270
                                                                  --------------------------          --------------------------
Total other operating expense                                         6,308            5,554             11,957           12,067
                                                                  --------------------------          --------------------------
  Income before income taxes                                          1,921            1,527              3,663            2,527
  Provision for income taxes                                            710              643              1,345            1,063
                                                                  --------------------------          --------------------------
Net income                                                            1,211              884              2,318            1,464
Dividends on preferred stock                                             --              112                112              224
                                                                  --------------------------          --------------------------
Net income available for common stock shareholders                   $1,211          $   772            $ 2,206          $ 1,240
                                                                  --------------------------          --------------------------
                                                                  --------------------------          --------------------------
Earnings per common share and common equivalent share:
   Basic earnings per share                                          $  .39          $   .28            $   .74          $   .45
   Weighted average shares                                        3,141,000        2,777,000          2,967,000        2,766,000
   Diluted earnings per share                                        $  .35          $   .26            $   .67          $   .44
   Weighted average shares                                        3,463,000        3,364,000          3,454,000        3,352,000


                   This page is page 3 of 24 pages.

                      REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (dollars in thousands)
                                   (unaudited)

                                                                     June 30,       December 31,
                                                                       1998             1997
                                                                     --------       ------------
Cash and due from banks                                              $ 44,205         $ 21,505
Federal funds sold and repos                                           11,504           34,553
                                                                     --------       ------------
  Cash and cash equivalents                                            55,709           56,058

Interest bearing deposits due from financial institutions                   6                6
Investment securities:
  Held to maturity (market value of $35,038 and $31,273)               34,772           30,658
  Available for sale, at market                                        34,132           41,907
                                                                     --------       ------------
    Total investment securities                                        68,904           72,565
Mortgage loans held for sale                                           34,392           16,929
Loans:
    Residential real estate mortgage                                   90,699           93,516
    Commercial real estate mortgage                                    57,507           57,425
    Commercial                                                         64,172           69,097
    Real estate construction                                           39,625           55,031
    Installment and other                                               6,189            9,200
    Less deferred loan fees                                            (1,915)          (1,873)
                                                                     --------       ------------
        Total portfolio loans                                         256,277          282,396
    Less allowance for loan losses                                     (7,930)          (7,645)
                                                                     --------       ------------
        Net loans                                                     248,347          274,751

Premises and equipment, net                                             4,289            4,055
Mortgage servicing rights                                                 463              620
Other real estate owned                                                 5,257            6,352
Cash surrender value of life insurance                                  3,503            2,929
Other assets and interest receivable                                   10,344           12,454
                                                                     --------       ------------
     Total assets                                                    $431,214         $446,719
                                                                     --------       ------------
                                                                     --------       ------------

Deposits:
  Noninterest bearing demand deposits                                $ 97,050         $ 98,915
  Interest-bearing transaction accounts                               138,245          149,939
  Time deposits $100,000 and over                                      57,703           53,878
  Other time deposits                                                  80,571           88,689
                                                                     --------       ------------
    Total deposits                                                    373,569          391,421

Other borrowings                                                        6,341            2,341
Subordinated notes                                                     12,000           12,000
Other liabilities and interest payable                                  3,500            7,714
                                                                     --------       ------------
     Total liabilities                                                395,410          413,476

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding 0 and 575,000 shares                           --            5,750
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding 3,364,181 and 2,785,261 shares            25,744           19,656
  Retained earnings                                                    10,096            8,024
  Unrealized loss on investment securities carried as,
    or transferred from available for sale, net of income taxes           (36)            (187)
                                                                     --------       ------------
     Total shareholders' equity                                        35,804           33,243
                                                                     --------       ------------
     Total liabilities and shareholders' equity                      $431,214         $446,719
                                                                     --------       ------------
                                                                     --------       ------------


See Notes to Consolidated Financial Statements.


                   This page is page 4 of 24 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                       Six Months Ended
                                                                            June 30,
                                                                      1998             1997
                                                                   ---------         --------
Cash flows from operating activities:

  Net income                                                       $   2,318         $  1,464

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                     526              330
  Net realized gains on securities available for sale                   (105)               7
  Loans originated for sale                                         (220,571)         (92,081)
  Proceeds from sale of loans held for sale                          208,900          128,796
  Gain on sale of loans and loan servicing                            (2,602)          (2,330)
  Provision for loan losses                                            1,020            1,170
  Change in other assets and interest receivable                       1,522            9,563
  Change in other liabilities and interest payable                    (4,207)          (4,901)
  Noncash restructuring charge                                            --               --
  Other, net                                                             430              386
                                                                   ---------         --------
  Total adjustments                                                  (15,087)          40,940
                                                                   ---------         --------
  Net cash (used in) and provided by operating activities            (12,769)          42,404
                                                                   ---------         --------
Cash flows from investing activities:
  Net change in loans                                                 19,980            6,000
  Proceeds from sales of loans in portfolio                              288            1,973
  Purchases of investment securities available for sale              (14,079)          (7,971)
  Purchases of investment securities held to maturity                (11,131)            (730)
  Sales of investment securities available for sale                    2,955            4,020
  Maturities of investment securities available for sale              14,900            6,974
  Maturities of investment securities held to maturity                11,382              500
  Premises and equipment, net                                         (1,020)            (540)
  Purchase of mortgage servicing rights                                  (11)            (155)
  Noninterest bearing demand deposits                                     --                7
  Proceeds from sale of other real estate owned                        3,034              846
                                                                   ---------         --------
    Net cash provided by investment activities                        26,298           10,924
                                                                   ---------         --------
Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                  (1,865)           4,468
  Change in interest bearing transaction accounts                    (11,693)          (9,050)
  Change in time deposits                                             (4,294)         (44,846)
  Change in borrowings                                                 4,000           (5,477)
  Issuance of stock                                                      219              264
  Dividends paid                                                        (245)            (224)
                                                                   ---------         --------
    Net cash used in financing activities                            (13,878)         (54,865)
                                                                   ---------         --------
Net change in cash and cash equivalents                                 (349)          (1,537)
Cash and cash equivalents at beginning of period                      56,058           45,473
                                                                   ---------         --------
Cash and cash equivalents at end of period                         $  55,709         $ 43,936
                                                                   ---------         --------
                                                                   ---------         --------


                                  (Continued)


                   This page is page 5 of 24 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Continued)

                                                                      Six Months Ended
                                                                           June 30,
                                                                     1998              1997
                                                                   ---------         --------
Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                     5,261           10,581

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                      2,534            2,591
  Loans to facilitate sale of other real estate owned                     --               --
  Transfer from mortgage loans held for sale to loans                  5,564            1,377
  Conversion of Preferred Stock into Common Stock                      5,739               --


                   This page is page 6 of 24 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1997 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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


                   This page is page 7 of 24 pages.

                                                             Three Months Ended           Six Months Ended
                                                                   June 30                     June 30
                                                             1998          1997          1998          1997
                                                            ------        ------        ------        ------
                                                                  (in thousands except per share amounts)
Basic Earnings per share:
Net income                                                  $1,211        $  884        $2,318        $1,464
Less: Preferred stock dividend                                 ---           112           112           224
                                                            ------        ------        ------        ------
Net income available to common stock shareholders           $1,211        $  772        $2,206        $1,240
                                                            ------        ------        ------        ------
                                                            ------        ------        ------        ------
Weighted average common shares outstanding                   3,141         2,777         2,967         2,766
                                                            ------        ------        ------        ------
                                                            ------        ------        ------        ------
Basic earnings per share                                    $ 0.39        $ 0.28        $ 0.74        $ 0.45
                                                            ------        ------        ------        ------
                                                            ------        ------        ------        ------
Diluted Earnings per share:
Net income available to common stock shareholders           $1,211        $  772        $2,206        $1,240
Dilutive effect of Preferred Stock dividend                     --           112           112           224
                                                            ------        ------        ------        ------
                                                            $1,211        $  884        $2,318        $1,464
                                                            ------        ------        ------        ------
                                                            ------        ------        ------        ------
Weighted average common shares outstanding                   3,141         2,777         2,967         2,766
Effect of outstanding stock options                            156            88           155            87
Effect of Convertible Preferred Stock                          166           499           332           499
                                                            ------        ------        ------        ------
                                                             3,463         3,364         3,454         3,352
                                                            ------        ------        ------        ------
                                                            ------        ------        ------        ------
Diluted earnings per share                                  $ 0.35        $ 0.26        $ 0.67        $ 0.44
                                                            ------        ------        ------        ------
                                                            ------        ------        ------        ------

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

     The Company's total comprehensive earnings were as follows:

                                   Three Months Ended June 30,     Six Months Ended June 30,
                                      1998           1997            1998           1997
                                   ---------      ----------      ---------      ----------
Net income as reported               $1,211        $   884         $ 2,318         $ 1,464
Other comprehensive income
 (net of tax):
  Change in unrealized holding
   gain (losses) on available
   for sale securities                  132            242             151             (29)
  Reclassification adjustment            --             (4)            (25)             (5)
                                   ---------      ----------      ---------      ----------
Total comprehensive income           $1,343        $ 1,122         $ 2,444         $ 1,430
                                   ---------      ----------      ---------      ----------
                                   ---------      ----------      ---------      ----------


                   This page is page 8 of 24 pages.

5.   Preferred Stock Redemption

     On March 19, 1998 the Company called for redemption of its outstanding 7.8% Noncumulative Convertible Perpetual Preferred Stock, Series A. The redemption notice provided that all shares will be redeemed on April 30, 1998 at $10.39 per share, payable to shareholders of record as of March 27, 1998, who surrender their preferred stock certificates to the conversion agent, Chase Mellon Shareholder Services LLC. The preferred stock was convertible at the option of the holder, into 0.8674 shares of common stock for each share of preferred stock. The total number of shares subject to redemption was reduced by the number of shares of preferred stock converted into common stock between the record date and the redemption date.

     As a result of the redemption 573,290 shares of the preferred shares were converted into 497,865 shares of common stock effective April 30, 1998. Preferred shares redeemed for cash at $10.39 per share amounted to 1,017.

6.   Common Stock Dividend

     On May 19, 1998 the Board of Directors declared a quarterly cash dividend of 4 cents per share on the Company's Common Stock. The dividend is payable on July 15, 1998 to shareholders of record on June 30, 1998.

7.   New Accounting Pronouncement

     In June, 1998 the Financial Accounting Standards Board issued S.F.A.S. No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of S.F.A.S. No. 133 on the Company's financial statements, which is not expected to be material.


                   This page is page 9 of 24 pages.

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

     The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1997 to June 30, 1998, and significant changes and trends in the Company's results of operations for the three and six months ended June 30, 1998, compared to the same period in 1997.

SUMMARY OF FINANCIAL RESULTS

     The Company reported net income of $1,211,000 ($.35 per share, diluted) for the three months ended June 30, 1998, compared to $884,000 ($.26 per share, diluted) for the same period in 1997. Net income for the six months ended June 30, 1998 was $2,318,000 ($.67 per share, diluted) compared to $1,464,000 ($.43 per share, diluted). The increase in net income for the second quarter in 1998 when compared to the same period one year ago is due to a decline of $717,000 in net interest income, an increase of $1,790,000 in non interest income, and an increase of $754,000 in non interest expense. The increase in net income during the first six months of 1998 when compared to the same period in 1997 is due to a decline of $1,232,000 in net interest income, an increase of $2,108,000 in non interest income, and a decrease of $110,000 in non interest expense.


                   This page is page 10 of 24 pages.

NET INTEREST INCOME

     Net interest income decreased $717,000 during the second quarter of 1998 compared to the second quarter of 1997. The decrease is primarily due to a decrease in average earning assets of $20,785,000 or 5%. Net interest margin for the quarter ended June 30, 1998 amounted to 4.90% as compared to 5.37% one year ago.

    Net interest income of $9,188,000 declined $1,232,000 or 12% for the six months ended June 30, 1998 when compared to the same period one year ago. The decrease is primarily due to a decline in earning assets of $33,653,000 or 8%. Net interest margin for the first six months of 1998 was 4.81% as compared to 5.02% for the same period one year ago.

     The decline in earning assets during the second quarter is due principally to the decline in average portfolio loans of $58,548,000 being offset by an increase in average investment securities and mortgage loans held for sale of $13,773,000 and $8,689,000. The decline in portfolio loans is attributable to interest rate driven prepayments of mortgage loans, the overall competitive environment, strict credit control and management's desire to balance the components of the Company's loan portfolio. The increase in average investment securities for the quarter compared to the same time period one year ago is a direct result of deploying loan payoff proceeds. The increase in average mortgage loans held for sale for the quarter is attributable to a favorable mortgage interest rate environment.

     Average earning assets also declined in the first half of 1998 when compared to the same period one year ago. Average earning assets amounted to $381,807,000 during the six month period ended June 30, 1998 as compared to $415,460,000 in 1997. The decline in average earning assets during the first six months of 1998 when compared to 1997 is primarily due to a decline in portfolio loans partially offset by increases in average investment securities and mortgage loans held for sale.

     The net interest margin for the second quarter declined from 5.37% in 1997 to 4.90% in 1998. Yield on earning assets decreased from 9.55% to 8.74% primarily as a result of payoff of a substantial non accrual loan, including interest, in the second quarter of 1997 and a decline in higher yielding portfolio loans, principally construction loans. As a result of decreased funding needs, the Company significantly reduced its higher cost time certificates of deposits. Average time certificates amounted to $138,409,000 for the second quarter as compared to $174,301,000 one year ago, which results in a decline of $35,892,000 or 21%. This reduction in higher cost liabilities had an effect on overall yield paid for interest-bearing liabilities. Such yield declined to 4.75% from 5.15% in the second quarter of 1998 compared to the same quarter in 1997.

     The net interest margin for the first six months of 1998 amounted to 4.81% as compared to 5.02% in the same period one year ago. Yield on earning assets declined from 9.26% in 1997 as compared to 8.66% in 1998. Cost of interest bearing liabilities declined from 5.08% in 1997 to 4.83% in 1998.


                   This page is page 11 of 24 pages.

     The following is an analysis of the net interest margin:

                                               Three months ended                        Three months ended
                                                  June 30, 1998                             June 30, 1997
                                      -------------------------------------     -------------------------------------
                                      Average                           %       Average                           %
(dollars in thousands)                Balance        Interest         Yield     Balance        Interest         Yield
                                      -------------------------------------     -------------------------------------
Earning assets (1)                    $376,513        $8,223           8.74     $397,298        $9,488           9.55
Interest-bearing liabilities           304,101         3,609           4.75      322,977         4,157           5.15
                                                     -------                                   -------
Net interest income                                   $4,614                                    $5,331
                                                     -------                                   -------
                                                     -------                                   -------
Net interest income to
  earning assets                                                       4.90                                      5.37


                                                Six months ended                          Six months ended
                                                  June 30, 1998                             June 30, 1997
                                      -------------------------------------     -------------------------------------
                                      Average                           %       Average                           %
(dollars in thousands)                Balance        Interest         Yield     Balance        Interest         Yield
                                      -------------------------------------     -------------------------------------
Earning assets (1)                    $381,807       $16,529           8.66     $415,460        $19,226          9.26
Interest-bearing liabilities           303,984         7,342           4.83      346,739          8,806          5.08
                                                     -------                                    -------
Net interest income                                  $ 9,187                                    $10,420
                                                     -------                                    -------
                                                     -------                                    -------
Net interest income to
  earning assets                                                       4.81                                      5.02

(1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.

     The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 1998 and 1997. Changes not solely attributable to rate or volume have been allocated to rate.

                                                               Three month periods ending
                                                             June 30, 1998 over June 30, 1997
                                                          --------------------------------------
                                                           Volume          Rate           Total
                                                          --------------------------------------
                                                                       (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                         ($1,687)         ($79)        ($1,766)
  Mortgage loans held for sale                                264           (79)            185
  Investment securities                                       620          (370)            250
  Interest-earning deposits with other institutions            (6)           --              (6)
  Federal funds sold                                          103           (30)             73
                                                          --------------------------------------
Total increase (decrease)                                    (706)         (558)         (1,264)
                                                          --------------------------------------
Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                      (109)          (52)           (161)
  Time deposits                                              (280)         (147)           (427)
  Other borrowings                                            179          (138)             41
                                                          --------------------------------------
Total increase (decrease)                                    (210)         (337)           (547)
                                                          --------------------------------------
Increase in net interest income                             ($496)        ($221)          ($717)
                                                          --------------------------------------
                                                          --------------------------------------


                   This page is page 12 of 24 pages.

                                                              Year to date June 30, 1998
                                                                   over June 30, 1997
                                                          --------------------------------------
                                                           Volume          Rate           Total
                                                          --------------------------------------
                                                                    (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                         ($3,279)        ($179)        ($3,458)
  Mortgage loans held for sale                                371          (268)            103
  Investment securities                                       812          (268)            544
  Interest-earning deposits with other institutions            (6)           --              (6)
  Federal funds sold                                          169           (48)            121
                                                          --------------------------------------
Total increase (decrease)                                  (1,933)         (763)         (2,696)
                                                          --------------------------------------
Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                      (156)          (95)           (251)
  Time deposits                                            (1,040)         (204)         (1,244)
  Other borrowings                                             42           (11)             31
                                                          --------------------------------------
Total increase (decrease)                                  (1,154)         (310)         (1,464)
                                                          --------------------------------------
Increase in net interest income                             ($779)        ($453)        ($1,232)
                                                          --------------------------------------
                                                          --------------------------------------

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three months ended June 30, 1998 amounted to $510,000 as compared to $585,000 in the same quarter in the previous year. For the six months ended June 30, 1998, the provision decreased $150,000 from $1,170,000 in 1997 to $1,020,000 in 1998. For further discussion see Allowance for Loan Losses.

OTHER OPERATING INCOME AND EXPENSE AND INCOME TAXES

     Other Operating Income

     The following table sets forth the components of the Company's other operating income for the six months ended June 30, 1998, as compared to the same period in 1997.

                                         Three Months Ended                  Six Months Ended
                                              June 30                             June 30
                                         ------------------       %          -----------------       %
(dollars in thousands)                    1998        1997      Change        1998       1997      Change
                                         ------      ------     ------       ------     ------     ------
Service charges on deposit accounts         267         285        (6)          541        581         (7)
Merchant draft processing, net              605         370        64         1,046        792         32
Loan servicing income                       105         199       (47)          284        515        (45)
Gain (loss) on securities                    --          (8)     (100)          105         (7)    (1,600)
Gain on sale of loans and servicing       1,655         823       101         2,602      2,330         12
Mortgage brokerage revenue, net           1,230         479       157         2,314        812        185
Other income                                263         187        41           560        321         74
                                         ------      ------                  ------     ------
Total other operating income             $4,125      $2,335        77        $7,452     $5,344         39
                                         ------      ------                  ------     ------
                                         ------      ------                  ------     ------


                   This page is page 13 of 24 pages.

     Other operating income increased $1,790,000 or 77% to $4,125,000 for the second quarter of 1998 when compared to $2,335,000 for the same period in 1997. Such increase is primarily due to an increase of $832,000 in gain on sale of loans and servicing, an increase of $751,000 in net mortgage loan brokerage revenue, and an increase of $235,000 in merchant card net revenue. Gain on sale revenue is derived from the sale of both sub prime mortgage loans the Company originates and "A" paper mortgage loans originated within the Company's mortgage loan division, Valley Financial. Valley Financial has experienced significant growth in 1998. Net revenue from the mortgage loan brokerage operation amounted to $1,230,000 in the second quarter of 1998 as compared to $479,000 in 1997 and $2,314,000 for the six month period ending June 30, 1998 when compared to $812,000 for the six months ended June 30, 1997. The significant increase in both gain on sale of loans and servicing and mortgage brokerage revenue is due primarily to a favorable interest rate environment and a strong residential purchase market in northern California.

     Other operating income amounted to $7,452,000 for the six months ended June 30, 1998 as compared to $5,344,000 the same period in 1997. The increase of $2,108,000 is primarily attributable to increases in mortgage loan brokerage revenue, merchant card processing, net revenue, and gain on sale of loans and loan servicing.

     Other Operating Expense

     Other operating expense increased by $754,000 or 14% to $6,308,000 during the second quarter of 1998 compared to $5,554,000 for the second quarter of 1997, primarily due to an increase in salary and benefits to accommodate the favorable mortgage loan environment. Other operating expense decreased 1% to $11,957,000 from $12,067,000 for the six months ended June 30, 1998 when compared to the same period in 1997.

     The following table sets forth the components of the Company's other operating expense during the six months ended June 30, 1998, as compared to the same period in 1997.

                                         Three Months Ended                  Six Months Ended
                                              June 30                             June 30
                                         ------------------       %          -----------------       %
(dollars in thousands)                    1998        1997      Change        1998       1997      Change
                                         ------      ------     ------       -------    -------    ------
Salaries and employee benefits           $3,388      $2,500         36       $ 6,391    $ 6,154         4
Occupancy and equipment expense             841         758         11         1,650      1,643         0
Other                                     2,079       2,296         (9)        3,916      4,270        (8)
                                         ------      ------                  -------    -------
Total other operating expense            $6,308      $5,554         14       $11,957    $12,067        (1)
                                         ------      ------                  -------    -------
                                         ------      ------                  -------    -------


                   This page is page 14 of 24 pages.

INCOME TAXES

     The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective rate was 36.96% and 36.72% for the three and six months ended June 30, 1998, compared to 42.0% and 42.1% for the same periods in 1997. The decline in the Company's effective tax rate in the second quarter and first six months of 1998 is due to recording the benefit of certain items arising in previous years.

INVESTMENT SECURITIES

     Total investment securities decreased $3,661,000 or 5% to $68,904,000 as of June 30, 1998 when compared to $72,565,000 as of December 31, 1997. The principal reason for the decline relates to callable agency securities being called by the issuer. Such called securities amounted to $11,900,000 in the first six months of 1998. As a result of this action the Company recorded $70,000 as gain on sale in the first quarter of 1998.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale increased $17,463,000 or 103% to $34,392,000 at June 30, 1998 compared to $16,929,000 at December 31, 1997.
The increase in mortgage loans held for sale is due to the current low interest rate environment and increased production capability within the Valley Financial unit. In addition to brokering to other financial institutions, Valley Financial also originates loans for sale into the secondary market.

LOANS

     Total loans decreased $26,119,000 or 9% to $256,277,000 at June 30, 1998 compared to $282,396,000 at December 31, 1997. The decline in portfolio loans is attributable to interest rate driven prepayments of mortgage loans, the overall competitive environment for commercial loans, strict credit control, and management's desire to balance the components of the Company's loan portfolio. The Company anticipates that these forces will remain intact for the foreseeable future.


                   This page is page 15 of 24 pages.

     The following table summarizes the composition of the loan portfolio at June 30, 1998 and December 31, 1997.

                                          June 30, 1998                 December 31, 1997
                                     ----------------------          ----------------------
(dollars in thousands)                Amount            %             Amount            %
                                     ----------------------          ----------------------
Residential real estate mortgage     $ 90,699           37%          $ 93,516           33%
Commercial real estate mortgage        57,507           22             57,425           20
Commercial                             64,172           25             69,097           24
Real estate construction               39,625           15             55,031           21
Installment and other                   6,189            2              9,200            3
Less deferred fees                     (1,915)          (1)            (1,873)          (1)
                                     ----------------------          ----------------------
  Total loans                         256,277          100%           282,396          100%
                                                       ---                             ---
                                                       ---                             ---
Less allowance for loan losses         (7,930)                         (7,645)
                                     --------                        --------
  Net loans                          $248,347                        $274,751
                                     --------                        --------
                                     --------                        --------

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


                   This page is page 16 of 24 pages.

     The following table summarizes the Company's allowance for loan losses:

                                          Three months ended               Six months ended
                                                June 30                        June 30
                                        ----------------------          ----------------------
(dollars in thousands)                   1998            1997            1998            1997
                                        ------          ------          ------          ------
Beginning allowance for loan losses     $7,649          $7,085          $7,645          $7,040
Provision for loan losses                  510             585           1,020           1,170
Charge-offs                               (334)           (180)           (871)           (755)
Recoveries                                 105              58             136              93
                                        ------          ------          ------          ------
Ending allowance for loan losses        $7,930          $7,548          $7,930          $7,548
                                        ------          ------          ------          ------
                                        ------          ------          ------          ------
Net charge-offs to average
   loans (annualized)                      .32%            .14%            .56%            .40%

     The allowance for loan losses as a percentage of portfolio loans increased from 2.71% at December 31, 1997 to 3.09% at June 30, 1998. The increase in this percentage is due to a $26,119,000 decline in the Company's total loan portfolio.

NONPERFORMING ASSETS

     The following table summarizes the Company's nonperforming assets.

                                               June 30,      December, 31
(dollars in thousands)                           1998            1997
                                               --------      ------------
Nonaccrual loans                               $ 6,390         $ 7,883
Accruing loans past due 90 days or more             36             735
Restructured loans                               1,057           1,109
                                               --------      ------------
Total nonperforming loans                        7,483           9,727
Other real estate owned                          5,257           6,352
Other assets owned                                 377             542
                                               --------      ------------
Total nonperforming assets                     $13,117         $16,621
                                               --------      ------------
                                               --------      ------------
Nonperforming assets to total assets              3.04%           3.72%

     Nonperforming assets have decreased from $16,621,000 as of December 31, 1997 to $13,117,000 as of June 30, 1998. The principal reasons for this decrease relate to a decrease in nonaccrual loans of $2,244,000, a decrease in other real estate owned of $1,095,000 and a decrease in accruing loans past due 90 days or more of $699,000.


                   This page is page 17 of 24 pages.

     Nonperforming loans consist of loans to 46 borrowers, 22 of which have balances in excess of $100,000. The two largest have recorded balances of $886,000 and $737,000, both secured by real estate. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

     Other real estate owned consists of 30 properties. 19 properties are residential, 7 construction lots and the remaining are undeveloped acres and commercial buildings. Other assets owned included contract receivable rights and repossessed personal property carried at $377,000.

     Although the volume of nonperforming assets will depend in part on the future economic environment, there are also two loan relationships which total approximately $1,323,000 about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

     In the first six months of 1998 the Company was required by various mortgage loan investors to repurchase six non performing residential mortgage loans. From time to time the Company may be required to repurchase mortgage loans from investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower, first payment default or fraud. Primarily these repurchases involve loans which are in default. The Company expects that it may be required to repurchase loans in the future. The Company maintains a reserve for its estimate of potential losses associated with the potential repurchase of previously sold mortgage loans. Such reserve amounts to $257,000 as of June 30, 1998.

     At June 30, 1998 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $11,788,000 of which $9,558,000 relates to the recorded investment for which there is a related allowance for credit losses of $2,158,000 determined in accordance with these statements and $2,230,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these standards.

     The average recorded investment in the impaired loans during the six months ended June 30, 1998 and June 30, 1997 was $11,888,000 and $17,377,000;
the related amount of interest income recognized during the periods that such loans were impaired was $200,000 and $317,000 for the three and six month period ended June 30, 1998 and $534,000 and $520,000 for the same period in 1997. No interest income was recognized using a cash-basis method of accounting during the period that the loans were impaired.


                   This page is page 18 of 24 pages.

LIQUIDITY

     Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses of the parent. It is Redwood's general policy to retain liquidity at Redwood at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of June 30, 1998, Redwood held $2,353,000 in deposits at NBR and a $3,000,000 subordinated note issued by NBR.

     Prior to April 30, 1998 Redwood paid quarterly dividends of 7.8% on its preferred stock of $5,750,000. On April 30, 1998 Redwood converted its preferred stock into common, thus eliminating the preferred dividend. On May 19, 1998 Redwood reinstated its quarterly common dividend at a rate of $.04 per share. Redwood also is required to make monthly payments of interest at 8.5% on $12,000,000 of subordinated debentures issued in 1993. Payment of these obligations is dependent on dividends from NBR. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became undercapitalized. If NBR is restricted from paying dividends, Redwood could be unable to pay the above obligations. No assurance can be given as to the ability of NBR to pay dividends to Redwood.

     During the first six months of 1998, NBR declared dividends of $600,000. Management believes that at June 30, 1998, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.

     Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas; operating, investing and financing. For the six months ended June 30, 1998 the Company received $12,769,000 and $26,298,000 in cash flows from operating and investing activities while using $13,878,000 in financing activities.

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


                   This page is page 19 of 24 pages.

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

     The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at December 31, 1997 and June 30, 1998.

                                                    Company        NBR
                                                   ---------------------
     June 30, 1998
       Total capital to risk based assets            15.76%        14.85%
       Tier 1 capital to risk based assets           10.75         12.64
       Leverage ratio                                 8.10          9.62

     December 31, 1997
       Total capital to risk based assets            14.64         13.83
       Tier 1 capital to risk based assets            9.72         11.65
       Leverage ratio                                 7.10          8.58

CERTAIN IMPORTANT CONSIDERATIONS FOR INVESTORS

     MORTGAGE BANKING AND BROKERAGE ACTIVITY. The Company's historic results of operations has been significantly influenced by mortgage banking activity, which can fluctuate significantly, in both volume and profitability, with changes in interest rate movements.

     In the fourth quarter of 1996, the Company significantly curtailed its "A paper" wholesale mortgage loan production. As a result of this action, the Company's future mortgage loan production revenue and expenses will be significantly reduced from pre 1997 levels. The Company's current mortgage banking operations include both the origination and brokering of retail oriented mortgage loan production. Such mortgage loan lending activity primarily is centered in northern California. The Company's ability to maintain and grow mortgage banking and brokerage revenue depends on a favorable interest rate, economic, and real estate market conditions.


                   This page is page 20 of 24 pages.

     MERCHANT CREDIT CARD PROCESSING. The Company's profitability can be negatively impacted should one of the Company's merchant credit card customers be unable to pay on charge-backs from cardholders. Due to a contractual obligation between the Company and Visa and Mastercard, NBR stands in the place of the merchant in the event that a merchant is unable to pay on charge-backs from cardholders. Management has taken certain actions to decrease the risk of merchant bankruptcy with its merchant bankcard business. These steps include the discontinuance of high-risk accounts. The Company utilizes independent sales organizations (ISO) to acquire merchant credit card customers. The Company's ability to maintain and grow net revenue from its merchant credit card processing operation is dependent upon maintaining these ISO relationships.

     CONCENTRATION OF LENDING ACTIVITIES. Concentration of the Company's lending activities in the real estate sector, including construction loans could have the effect of intensifying the impact on the Company of adverse changes in real estate market in the Company's lending areas. At June 30, 1998, approximately 73% of the Company's loans were secured by real estate, of which 31% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.


                   This page is page 21 of 24 pages.

                       PART II. - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

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

               As a result of the redemption 573,290 shares of the preferred shares were converted into 497,865 shares of common stock effective April 30, 1998. Preferred shares to be redeemed for cash at $10.39 per share amounted to 1,017.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company held its Annual Meeting of Shareholders on May 19, 1998.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Company's proxy statement for the Annual Meeting, and all such nominees were ELECTED.

     (c)  The vote for the nominated directors was as follows:

                                                                     Broker
Nominee                    For          Withheld      Abstain        Non-Vote
-------                    ---          --------      -------        --------
Haskell E. Boyett       2,590,801        52,850        None           174,535
Richard I. Colombini    2,590,589        53,062        NONE           174,535
Robert D. Cook          2,595,721        47,930        None           174,535
Dennis E. Kelley        2,636,051         7,600        NONE           174,535
Patrick W. Kilkenny     2,592,051        51,000        None           174,535
William B. Stevenson    2,595,644        48,007        NONE           174,535
Tom D. Whitaker         2,598,651        45,000        None           174,535


                   This page is page 22 of 24 pages.

     The vote for ratifying the appointment of Deloitte & Touche LLP as the Company's independent auditors was as follows:

          For                      2,588,171
          Against                     49,833
          Abstain                      8,347
          Broker Non-Vote            174,987

     The vote to amend Section 2 of Article III of the Company's Bylaws was as follows:

          For                      1,538,010
          Against                    153,276
          Abstain                     85,220
          Broker Non-Vote          1,044,832

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBIT 11

          Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. See Footnote 3 "Earnings per Share".

     (b)  REPORTS ON FORM 8-K

          Form 8-K dated April 30, 1998 announcing first quarter 1998 financial results.

          Form 8-K dated May 12, 1998 announcing the redemption of the 7.8% Noncumulative Convertible Perpetual Preferred Stock, Series A.

          Form 8-K dated May 20, 1998 announcing the reinstatement of quarterly cash dividends on the Company's Common Stock.


                   This page is page 23 of 24 pages.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.




                            REDWOOD EMPIRE BANCORP
                                (Registrant)




DATE:     08/13/98            BY:  /s/ James E. Beckwith
          --------                 ---------------------
                                   James E. Beckwith
                                   Executive Vice President,
                                   Chief Financial Officer,
                                   Principal Financial Officer, and
                                   Principal Accounting Officer


                   This page is page 24 of 24 pages.