Form 10-Q
period 1998-09-30
REDWOOD EMPIRE BANCORP
filed 1998-11-13
CIK 840007

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For The transition period from _____ to _____

Commission file number:  0-19231

                             REDWOOD EMPIRE BANCORP
             (Exact name of Registrant as specified in its charter)

          California                                         68-0166366
  State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                       Identification No.)

  111 Santa Rosa Avenue, Santa Rosa, California             95404-4905
  (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (707) 573-4800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. November 5, 1998: 3,384,890

================================================================================

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                            Page
PART I.   Financial Information

  Item 1. Financial Statements

          Consolidated Statements of Operations
          Three and Nine Months ended September 30, 1998 and 1997..............3

          Consolidated Balance Sheets
          September 30, 1998 and December 31, 1997.............................4

          Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 1998 and 1997........................5

          Notes to Consolidated Financial Statements...........................7


       Item 2.    Management's Discussion and Analysis
                  of  Financial Condition and Results of  Operations..........10

       Item 3.    Quantitative and Qualitative Disclosure about Market Risk...23


PART II. Other Information

       Item 6.    Exhibits and Reports on Item 8-K............................28


SIGNATURES....................................................................29

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements

                            REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                             Consolidated Statements of Operations
                          (dollars in thousands except per share data)
                                          (unaudited)

                                                                         Three Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,
                                                                         1998          1997              1998          1997
                                                                     ----------------------------    ----------------------------

Interest income:
  Interest and fees on  loans                                               $7,124        $7,898           $20,792       $24,922
  Interest on investment securities                                          1,115           913             3,340         2,594
  Interest on federal funds sold                                               207           387               843           902
  Interest on time deposits due from
    financial institutions                                                     ---             1               ---             7
                                                                     ----------------------------    ----------------------------
Total interest income                                                        8,446         9,199            24,975        28,425

Interest expense:
  Interest on deposits                                                       3,086         3,715             9,724        11,849
  Interest on subordinated notes                                               276           276               830           830
  Interest on other borrowings                                                 166            69               315           187
                                                                     ----------------------------    ----------------------------
Total interest expense                                                       3,528         4,060            10,869        12,866
                                                                     ----------------------------    ----------------------------

Net interest income                                                          4,918         5,139            14,106        15,559
Provision for loan losses                                                      510           465             1,530         1,635
                                                                     ----------------------------    ----------------------------

Net interest income after loan loss provision                                4,408         4,674            12,576        13,924

Noninterest income:
  Service charges on deposit accounts                                          261           271               802           852
  Merchant draft processing, net                                               686           335             1,732         1,127
  Loan servicing income                                                        201           161               485           676
  Net realized gain on sale of
    investment securities available for sale                                    22            30               127            23
  Gain on sale of loans and loan servicing                                   1,340           396             3,942         2,726
  Mortgage loan brokerage revenue, net                                       1,234           709             3,548         1,521
  Other income                                                                 280           190               840           511
                                                                     ----------------------------    ----------------------------
Total noninterest  income                                                    4,024         2,092            11,476         7,436

Noninterest expense:
  Salaries and employee benefits                                             3,623         2,614            10,014         8,768
  Occupancy and equipment expense                                              930           876             2,580         2,519
  Other                                                                      1,780         1,750             5,696         6,020
                                                                     ----------------------------    ----------------------------
Total noninterest expense                                                    6,333         5,240            18,290        17,307
                                                                     ----------------------------    ----------------------------

  Income before income taxes                                                 2,099         1,526             5,762         4,053
  Provision for income taxes                                                   764           601             2,109         1,664
                                                                     ----------------------------    ----------------------------

Net income                                                                   1,335           925             3,653         2,389
Dividends on preferred stock                                                   ---           112               112           336
                                                                     ============================    ============================
Net income available for common stock shareholders                          $1,335          $813            $3,541        $2,053
                                                                     ============================    ============================

Earnings per common share and common equivalent share:
   Basic earnings per share                                                   $.40          $.29             $1.14          $.74
   Weighted average shares                                               3,369,000     2,784,000         3,101,000     2,772,000
   Diluted earnings per share                                                 $.38          $.27             $1.05          $.70
   Weighted average shares                                               3,486,000     3,390,000         3,465,000     3,424,000

                                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                            (dollars in thousands)
                                                  (unaudited)

                                                                    September 30,               December 31,
                                                                        1998                        1997
                                                                  ------------------          ------------------

Cash and due from banks                                                     $30,902                     $21,505
Federal funds sold and repos                                                 15,825                      34,553
                                                                  ------------------          ------------------
  Cash and cash equivalents                                                  46,727                      56,058

Interest bearing deposits due from financial institutions                         6                           6
Investment securities:
  Held to maturity (market value of $33,849 and $31,273)                     33,315                      30,658
  Available for sale, at market                                              37,827                      41,907
                                                                  ------------------          ------------------
    Total investment securities                                              71,142                      72,565
Mortgage loans held for sale                                                 19,133                      16,929
Loans:
    Residential real estate mortgage                                         96,616                      93,516
    Commercial real estate mortgage                                          57,064                      57,425
    Commercial                                                               62,611                      69,097
    Real estate construction                                                 50,146                      55,031
    Installment and other                                                     5,357                       9,200
    Less deferred loan fees                                                  (1,714)                     (1,873)
                                                                   ------------------         ------------------
        Total portfolio loans                                               270,080                     282,396
    Less allowance for loan losses                                           (8,221)                     (7,645)
                                                                   ------------------         ------------------
        Net loans                                                           261,859                     274,751

Premises and equipment, net                                                   4,218                       4,055
Mortgage servicing rights                                                       372                         620
Other real estate owned                                                       3,227                       6,352
Cash surrender value of life insurance                                        2,999                       2,929
Other assets and interest receivable                                         11,290                      12,454
                                                                  ------------------          ------------------
     Total assets                                                          $420,973                    $446,719
                                                                  ==================          ==================

Deposits:
  Noninterest bearing demand deposits                                       $83,662                     $98,915
  Interest-bearing transaction accounts                                     132,678                     149,939
  Time deposits $100,000 and over                                            61,410                      53,878
  Other time deposits                                                        80,263                      88,689
                                                                  ------------------          ------------------
    Total deposits                                                          358,013                     391,421

Other borrowings                                                              4,598                       2,341
Subordinated notes                                                           12,000                      12,000
Other liabilities and interest payable                                        8,614                       7,714
                                                                  ------------------          ------------------
     Total liabilities                                                      383,225                     413,476

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding  0 and 575,000 shares                               ---                       5,750
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding 3,384,890 and 2,785,261 shares                  26,085                      19,656
  Retained earnings                                                          11,295                       8,024
  Unrealized gain (loss) on investment securities carried as,
    or transferred from available for sale, net of income taxes                 368                        (187)
                                                                  ------------------          ------------------

     Total shareholders' equity                                              37,748                      33,243
                                                                  ------------------          ------------------

     Total liabilities and shareholders' equity                            $420,973                    $446,719
                                                                  ==================          ==================

See Notes to Consolidated Financial Statements.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                         1998               1997
                                                                    --------------     --------------
Cash flows from operating activities:


  Net income                                                                $3,653             $2,389

Adjustments  to  reconcile   net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                         1,067                330
  Net realized gains on securities available for sale                         (127)                 7
  Loans originated for sale                                               (327,381)           (92,081)
  Proceeds from sale of loans held for sale                                338,288            128,796
  Gain on sale of loans and loan servicing                                  (3,942)            (2,330)
  Provision for loan losses                                                  1,530              1,170
  Change in other assets and interest receivable                               774              9,563
  Change in other liabilities and interest payable                             907             (4,901)
  Other, net                                                                   416                386
                                                                     --------------     --------------
  Total adjustments                                                         11,532             40,940
                                                                     --------------     --------------

  Net cash provided by operating activities                                 15,185             43,329
                                                                     --------------     --------------

Cash flows from investing activities:
  Net change in loans                                                         (752)             6,000
  Proceeds from sales of loans in portfolio                                    946              1,973
  Purchases of investment securities available for sale                    (20,150)            (7,971)
  Purchases of investment securities held to maturity                      (11,594)              (730)
  Sales of investment securities available for sale                          2,987              4,020
  Maturities of investment securities available for sale                    17,900              6,974
  Maturities of investment securities held to maturity                      13,406                500
  Premises and equipment, net                                               (1,383)              (540)
  Purchase of mortgage servicing rights                                        (12)              (155)
  Interest bearing deposits                                                    ---                  7
  Proceeds from sale of other real estate owned                              5,205                846

                                                                     --------------     --------------
    Net cash provided by investment activities                               6,553             10,924
                                                                     --------------     --------------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                       (15,253)             4,468
  Change in interest bearing transaction accounts                          (17,260)            (9,050)
  Change in time deposits                                                     (895)           (44,846)
  Change in borrowings                                                       2,257             (5,477)
  Issuance of stock                                                            463                264
  Dividends paid                                                              (381)              (224)
                                                                     --------------     --------------
    Net cash used in financing activities                                  (31,069)           (54,865)
                                                                     --------------     --------------


Net change in cash and cash equivalents                                     (9,331)              (612)
Cash and cash equivalents at beginning of period                            56,058             45,473
                                                                     --------------     --------------


Cash and cash equivalents at end of period                                 $46,727            $44,861
                                                                     ==============     ==============

                                             (Continued)

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (Continued)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                         1998               1997
                                                                     --------------     --------------
Supplemental Disclosures:

Cash paid during the period for:

  Interest expense                                                          10,805             13,179
  Income taxes                                                               1,245                 60

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                            2,675              2,591
  Transfer from mortgage loans held for sale to loans                        8,999              1,377
  Conversion of Preferred Stock into Common Stock                            5,739                ---

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1997 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments, which in the opinion of management are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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


                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                          1998             1997             1998             1997
                                                      -------------    --------------   --------------   --------------
                                                                   (in thousands except per share amounts)
 Basic Earnings per share:

 Net income                                                 $1,335              $925           $3,653           $2,389
 Less: Preferred stock dividend                                ---               112              112              336
                                                      =============    ==============   ==============   ==============
 Net income available to common stock shareholders          $1,335              $813           $3,541           $2,053
                                                      =============    ==============   ==============   ==============

 Weighted average common shares outstanding                  3,369             2,784            3,101            2,772
                                                      =============    ==============   ==============   ==============

 Basic earnings per share                                    $0.40             $0.29            $1.14            $0.74
                                                      =============    ==============   ==============   ==============

 Diluted Earnings per share:
 Net income available to common stock shareholders          $1,335              $813           $3,541           $2,053
 Dilutive effect of Preferred Stock dividend                     -               112              112              336
                                                      =============    ==============   ==============   ==============
                                                            $1,335              $925           $3,653           $2,389
                                                      =============    ==============   ==============   ==============

 Weighted average common shares outstanding                  3,369             2,784            3,101            2,772
 Effect of outstanding stock options                           117               108              142               94
 Effect of Convertible Preferred Stock                           -               499              221              499
                                                      =============    ==============   ==============   ==============
                                                             3,486             3,391            3,464            3,365
                                                      =============    ==============   ==============   ==============

 Diluted earnings per share                                  $0.38             $0.27            $1.05            $0.70
                                                      =============    ==============   ==============   ==============

4.       Change in Accounting Principles

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards, ("S.F.A.S.") No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required.

         The Company's total comprehensive earnings were as follows:

                                                      Three Months Ended                    Nine Months Ended
                                                         Sepember 30,                         September 30,
                                                   1998              1997               1998              1997
                                              ---------------    -------------     ---------------    --------------
Net income as reported                               $1,335             $813              $3,541           $2,053
Other comprehensive income (net of tax):
  Change in unrealized holding gain (losses)
     on available for sale securities                   418              138                 594              105
  Reclassification adjustment                           (14)             (19)                (39)             (15)
                                              ===============    =============     ===============    ==============
Total comprehensive income                           $1,739             $932              $4,096           $2,143
                                              ===============    =============     ===============    ==============

5.       Preferred Stock Redemption

         On March 19, 1998 the Company called for redemption of its 7.8% Noncumulative Convertible Perpetual Preferred Stock, Series A. The redemption notice provided that all shares be redeemed on April 30, 1998 at $10.39 per share payable to shareholders of record as of March 27, 1998 who surrendered their preferred stock certificates to the conversion agent, Chase Mellon Shareholder Services LLC. The preferred stock was convertible at the option of the holder, into 0.8674 shares of common stock for each share of preferred stock. The total number of shares subject to redemption was reduced by the number of shares of preferred stock converted into common stock between the record date and the redemption date.

         As a result of the redemption 573,290 shares of the preferred shares were converted into 497,865 shares of common stock effective April 30, 1998. Preferred shares redeemed for cash at $10.39 per share amounted to 1,017.

6.       Common Stock Dividend

         On August 18, 1998 the Board of Directors declared a quarterly cash dividend of 4 cents per share on the Company's Common Stock. The dividend was payable on October 15, 1998 to shareholders of record on September 30, 1998.

7.       New Accounting Pronouncement

     In June, 1998 the Financial Accounting Standards Board issued S.F.A.S. No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is in the process of determining the impact of S.F.A.S. No. 133 on the Company's financial statements, which is not expected to be material.

         In October, 1998 The Financial Accounting Standards Board issued S.F.A.S. No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The statement shall be effective for all fiscal quarters beginning after December 31, 1998. The Management does not believe the adoption of S.F.A.S. No. 134 will have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

         This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by the Securities Act of 1933 and Securities Act of 1934. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

        oCompetitive pressure in the banking and mortgage industry and changes in the regulatory environment.

        oChanges in the interest rate environment and volatility of rate sensi-tive deposits.

        oThe health of the economy declines nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

        oCredit quality deteriorates which could cause an increase in the provision for loan losses.

        oRisks associated with the Year 2000 which could cause disruptions in the Company's operations or increase expenses.

        oLosses in the Company's merchant credit card processing business.

        oAsset/liability matching risks and liquidity risks.

        oChanges in the securities markets.

         The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1997 to September 30, 1998, and significant changes and trends in the Company's results of operations for the three and nine months ended September 30, 1998, compared to the same period in 1997.

Summary of Financial Results

         The Company reported net income of $1,335,000 ($.38 per share, diluted) for the three months ended September 30, 1998, compared to $925,000 ($.27 per share, diluted) for the same period in 1997. Net income for the nine months ended September 30, 1998 was $3,653,000 ($1.05 per share, diluted) compared to $2,389,000 ($.70 per share, diluted). The increase in net income for the third quarter in 1998 when compared to the same period one year ago is due to a decline of $221,000 in net interest income, an increase of $1,932,000 in non interest income, and an increase of $1,093,000 in non interest expense. The increase in net income during the first nine months of 1998 when compared to the same period in 1997 is due to a decline of $1,453,000 in net interest income, an increase of $4,040,000 in non interest income, and an increase of $983,000 in non interest expense.


Net Interest Income

         Net interest income decreased $221,000 or 4% during the third quarter of 1998 compared to the third quarter of 1997. The decrease is primarily due to a decrease in average earning assets of $21,648,000 or 5%. Net interest margin for the quarter ended September 30, 1998 amounted to 5.13% as compared to 5.08% one year ago.

         Net interest income of $14,106,000 declined $1,453,000 or 9% for the nine months ended September 30, 1998 when compared to the same period one year ago. The decrease is primarily due to a decline in earning assets of $41,608,000 or 10%. Net interest margin for the first nine months of 1998 was 4.93% as compared to 4.90% for the same period one year ago.

         The decline in earning assets during the third quarter is due principally to the decline in average portfolio loans and federal funds sold of $42,667,000 and $11,736,000, being offset by an increase in average investment securities and mortgage loans held for sale of $17,391,000 and $15,363,000. Management believes the decline in portfolio loans is attributable to interest rate driven prepayments of mortgage loans, the overall competitive commercial lending environment, strict credit control and management's effort to balance the components of the Company's loan portfolio. The increase in average investment securities for the quarter compared to the same time period one year ago is a direct result of deploying loan payoff proceeds. The increase in average mortgage loans held for sale for the quarter is attributable to a favorable mortgage interest rate environment.

         Average earning assets also declined in the first nine months of 1998 when compared to the same period one year ago. Average earning assets amounted to $381,658,000 during the nine month period ended September 30, 1998 as compared to $423,266,000 in 1997. Management believes the decline in average earning assets during the first nine months of 1998 when compared to 1997 is primarily due to a decline in portfolio loans partially offset by increases in average investment securities and mortgage loans held for sale due to reasons described in the preceding paragraph.

         The net interest margin for the third quarter increased from 5.08% in 1997 to 5.13% in 1998. Yield on earning assets decreased from 9.09% to 8.82% primarily as a result a decline in higher yielding portfolio loans, principally construction loans. As a result of decreased funding needs, the Company significantly reduced its higher cost time certificates of deposits. Average time certificates amounted to $139,128,000 for the third quarter as compared to $158,434,000 one year ago, which results in a decline of $19,306,000 or 12%. In addition, at the end of the second quarter of 1998 the Company reduced rates paid on its money market accounts. Due primarily to these two factors, the cost of interest bearing liabilities declined to 4.71% from 5.01% in the third quarter of 1998 compared to the same quarter in 1997.

         The net interest margin for the first nine months of 1998 amounted to 4.93% as compared to 4.90% in the same period one year ago. Yield on earning assets declined from 8.95% in 1997 as compared to 8.73% in 1998. Cost of interest bearing liabilities declined from 5.08% in 1997 to 4.79% in 1998.


         The following is an analysis of the net interest margin for the periods indicated:

                                               Three months ended                       Three months ended
                                               September 30, 1998                       September 30, 1997

                                       Average                    %             Average                    %
(dollars in thousands)                 Balance     Interest     Yield           Balance     Interest     Yield
                                     ---------------------------------        ---------------------------------

Earning assets (1)                    $383,168      $8,446      8.82           $404,816      $9,199      9.09
Interest-bearing liabilities           299,473       3,528      4.71            324,020       4,060      5.01
                                                   -------                                   ------
Net interest income                                 $4,918                                   $5,139
                                                   =======                                   ======
Net interest income to
  earning assets                                                5.13                                     5.08


                                                Nine months ended                        Nine months ended
                                               September 30, 1998                       September 30, 1997
                                     ---------------------------------        ---------------------------------

                                       Average                    %             Average                    %
(dollars in thousands)                 Balance     Interest     Yield           Balance     Interest     Yield
                                     ---------------------------------        ---------------------------------

Earning assets (1)                    $381,658     $24,975      8.73           $423,266     $28,425      8.95
Interest-bearing liabilities           302,464      10,869      4.79            337,585      12,866      5.08
                                                  --------                                  -------
Net interest income                                $14,106                                  $15,559
                                                  ========                                  =======
Net interest income to
  earning assets                                                4.93                                     4.90

          (1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.

         The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 1998 and 1997. Changes not solely attributable to rate or volume have been allocated to rate.


                                                            Three month periods ending
                                                                September 30, 1998
                                                              over September 30, 1997
                                                         -----------------------------------
                                                          Volume        Rate          Total
                                                         -----------------------------------
                                                                   (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                        ($1,554)       $477        ($1,077)
  Mortgage loans held for sale                               143         160            303
  Investment securities                                      228         (33)           195
  Interest-earning deposits with other institutions            6         ---              6
  Federal funds sold                                        (186)          6           (180)
                                                         -----------------------------------
Total increase (decrease)                                 (1,363)        610           (753)
                                                         -----------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                      243        (582)          (339)
  Time deposits                                             (635)        345           (290)
  Other borrowings                                           206        (109)            97
                                                         -----------------------------------
Total increase (decrease)                                   (186)       (346)          (532)
                                                         -----------------------------------

Increase in net interest income                          ($1,177)       $956          ($221)

                                                         ===================================

                                                           Year to date September 30, 1998
                                                               over September 30, 1997
                                                         -----------------------------------
                                                          Volume        Rate          Total
                                                         -----------------------------------
                                                                   (in thousands)
Increase (decrease) in interest income:
      Portfolio loans                                    ($4,834)       $298        ($4,536)
  Mortgage loans held for sale                               514        (108)           406
  Investment securities                                    1,040        (301)           739
  Interest-earning deposits with other institutions          ---         ---            ---
  Federal funds sold                                         (17)        (42)           (59)
                                                         -----------------------------------
Total increase (decrease)                                 (3,297)       (153)        (3,450)
                                                         -----------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                       87        (677)          (590)
  Time deposits                                           (1,676)        141         (1,535)
  Other borrowings                                           248        (120)           128
                                                         -----------------------------------
Total increase (decrease)                                 (1,341)       (656)        (1,997)
                                                         -----------------------------------

Increase in net interest income                          ($1,956)       $503        ($1,453)
                                                         ===================================

Provision for Loan Losses

         The provision for loan losses for the three months ended September 30, 1998 amounted to $510,000 as compared to $465,000 in the same quarter in the previous year. For the nine months ended September 30, 1998, the provision decreased $105,000 from $1,635,000 in 1997 to $1,530,000 in 1998. For further discussion see Allowance for Loan Losses.

Other Operating Income and Expense and Income Taxes

         Other Operating Income

         The following table sets forth the components of the Company's other operating income for the nine months ended September 30, 1998, as compared to the same period in 1997.

                                               Three Months Ended                          Nine Months Ended
                                                 September 30                 %              September 30                 %
                                            --------------------------                 ---------------------------
(dollars in thousands)                          1998           1997         Change          1998           1997        Change
                                            -----------    -----------   -----------   ------------   ------------   -----------

Service charges on deposit accounts                 261            271           (4)            802            852           (6)
Merchant draft processing, net                      686            335          105           1,732          1,127           54
Loan servicing income                               201            161           25             485            676          (28)
Gain (loss) on securities                            22             30          (27)            127             23          452
Gain on sale of loans and servicing               1,340            396          238           3,942          2,726           45
Mortgage brokerage revenue, net                   1,234            709           74           3,548          1,521          133
Other income                                        280            190           47             840            511           64
                                            -----------    -----------                 ------------   ------------
Total other operating income                     $4,024         $2,092           92         $11,476         $7,436           54
                                            ===========    ===========                 ============   ============

         Other operating income increased $1,932,000 or 92% to $4,024,000 for the third quarter of 1998 when compared to $2,092,000 for the same period in 1997. Such increase is primarily due to an increase of $944,000 in gain on sale of loans and servicing, an increase of $525,000 in net mortgage loan brokerage revenue, and an increase of $351,000 in merchant card net revenue. Gain on sale revenue is derived from the sale of both sub prime mortgage loans the Company originates and "A" paper mortgage loans originated within the Company's mortgage loan division, Valley Financial. Valley Financial has experienced significant growth in 1998. Net revenue from the mortgage loan brokerage operation amounted to $1,234,000 in the third quarter of 1998 as compared to $709,000 in 1997 and $3,548,000 for the nine month period ending September 30, 1998 when compared to $1,521,000 for the nine months ended September 30, 1997. Management believes the significant increase in both gain on sale of loans and servicing and mortgage brokerage revenue is due primarily to a favorable interest rate environment and a strong residential purchase market in northern California. The increase in merchant card income is attributable to the addition of a new strategic relationship with an independent sales organization whose focus is internet based merchants.

         Other operating income amounted to $11,476,000 for the nine months ended September 30, 1998 as compared to $7,436,000 the same period in 1997. The increase of $4,040,000 is primarily attributable to increases in mortgage loan brokerage revenue, merchant card processing, net revenue, and gain on sale of loans and loan servicing.

         Other Operating Expense

         Other operating expense increased by $1,093,000 or 21% to $6,333,000 during the third quarter of 1998 compared to $5,240,000 for the third quarter of 1997, primarily due to an increase in salary and benefits associated with an increase in mortgage loan origination. Other operating expense increased 6% to $18,290,000 from $17,307,000 for the nine months ended September 30, 1998 when compared to the same period in 1997.

         The following table sets forth the components of the Company's other operating expense during the three and nine months ended September 30, 1998, as compared to the same periods in 1997.

                                              Three Months Ended                        Nine Months Ended
                                                 September 30              %               September 30          %
                                           --------------------------               ------------------------
(dollars in thousands)                          1998          1997       Change         1998         1997      Change
                                           ------------  ------------    ------     -----------  -----------   ------

Salaries and employee benefits                   $3,623        $2,614        39         $10,014       $8,768       14
Occupancy and equipment expense                     930           876         6           2,580        2,519        2
Other                                             1,780         1,750         2           5,696        6,020       (5)
                                           ------------  ------------               -----------  -----------
Total other operating expense                    $6,333        $5,240        21         $18,290      $17,307        6
                                           ============  ============               ===========  ===========

Income Taxes

         The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective rate was 36.40% and 36.60% for the three and nine months ended September 30, 1998, compared to 39.38% and 41.06% for the same periods in 1997. The decline in the Company's effective tax rate in the third quarter and first nine months of 1998 is due to recording the benefit of certain items arising in previous years.


Investment Securities

         Total investment securities decreased $1,423,000 or 2% to $71,142,000 as of September 30, 1998 when compared to $72,565,000 as of December 31, 1997. The principal reason for the decline relates to callable agency securities being called by the issuer. Such called securities amounted to $13,400,000 in the first nine months of 1998. As a result of this action the Company recorded $92,000 as gain on sale during the first and third quarters of 1998.


Mortgage Loans Held for Sale

         Mortgage loans held for sale increased $2,204,000 or 13% to $19,133,000 at September 30, 1998 compared to $16,929,000 at December 31, 1997. The increase in mortgage loans held for sale is due to the current low interest rate environment and increased production capability within the Valley Financial unit. In addition to brokering to other financial institutions, Valley Financial also originates loans for sale into the secondary market.

Loans

         Total loans decreased $12,316,000 or 4% to $270,080,000 at September 30, 1998 compared to $282,396,000 at December 31, 1997. Management believes the decline in portfolio loans is primarily attributable to interest rate driven prepayments of mortgage loans, the overall competitive environment for commercial loans, strict credit control, and management's desire to balance the components of the Company's loan portfolio. The Company anticipates that these forces will remain intact for the foreseeable future thereby slowing earning asset growth.

         The following table summarizes the composition of the loan portfolio at September 30, 1998 and December 31, 1997.

                                                September 30, 1998                      December 31, 1997
                                        -------------------------------------   -------------------------------------
 (dollars in thousands)                       Amount               %                  Amount               %
                                        -------------------------------------   -------------------------------------

 Residential real estate mortgage                  $96,616                36%              $93,516                33%
 Commercial real estate mortgage                    57,064                21                57,425                20
 Commercial                                         62,611                23                69,097                24
 Real estate construction                           50,146                19                55,031                21
 Installment and other                               5,357                 2                 9,200                 3
 Less deferred fees                                 (1,714)               (1)               (1,873)               (1)
                                         ------------------------------------   -------------------------------------
     Total loans                                   270,080               100%              282,396               100%
                                                                   ==========                             ===========
 Less allowance for loan losses                     (8,221)                                 (7,645)
                                        ===================                     ===================
     Net loans                                    $261,859                                $274,751
                                        ===================                     ===================


Allowance for Loan Losses

         The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined by Management after considering various factors believed appropriate such as loan loss experience, current and anticipated economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, the existing allowance for loan losses, independent loan reviews, current charges and recoveries to the allowance for loan losses, and the overall quality of the portfolio, as determined by management, regulatory agencies, and independent credit review consultants retained by the Company.

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

        The following table summarizes the Company's allowance for loan losses for the periods indicated:

                                                     Three months ended           Nine months ended
                                                       September 30                   September 30
                                               ----------------------------   ---------------------------
(dollars in thousands)                            1998            1997           1998           1997
                                               ------------   -------------   ------------   ------------

Beginning allowance for loan losses                 $7,930          $7,548         $7,645         $7,040
Provision for loan losses                              510             465          1,530          1,635
Charge-offs                                           (369)           (272)        (1,240)        (1,027)
Recoveries                                             150             248            286            341
                                               ============   =============   ============   ============
Ending allowance for loan losses                    $8,221          $7,989         $8,221         $7,989
                                               ============   =============   ============   ============


Net charge-offs to average
   loans (annualized)                                  .31%            .03%           .48%           .28%


         The allowance for loan losses as a percentage of portfolio loans increased from 2.71% at December 31, 1997 to 3.04% at September 30, 1998. The increase in this percentage is primarily due to a $12,316,000 decline in the Company's total loan portfolio.


Nonperforming Assets

         The following table summarizes the Company's nonperforming assets.

                                               September 30,      December, 31
(dollars in thousands)                             1998                1997
                                              ---------------    -------------

Nonaccrual loans                                       $5,759           $7,883
Accruing loans past due 90 days or more                   114              735
Restructured loans                                      1,048            1,109
                                              ---------------    -------------
Total nonperforming loans                               6,921            9,727
Other real estate owned                                 3,227            6,352
Other assets owned                                        264              542
                                              ---------------     -------------
Total nonperforming assets                            $10,412          $16,621
                                              ===============     =============



Nonperforming assets to total assets                    2.47%             3.72%


         Nonperforming assets have decreased from $16,621,000 as of December 31, 1997 to $10,412,000 as of September 30, 1998. The principal reasons for this decrease relate to a decrease in nonaccrual loans of $2,124,000, a decrease in other real estate owned of $3,125,000 and a decrease in accruing loans past due 90 days or more of $621,000.

         Nonperforming loans consist of loans to 38 borrowers, 18 of which have balances in excess of $100,000. The two largest have recorded balances of $745,000 and $731,000, both secured by real estate. Based on information available as of September 30, 1998, management believes that adequate reserves are included in the allowance for loan losses to cover foreseeable loss exposure which may result from these loans.

         Other real estate owned consists of 13 properties. 8 properties are residential, 2 construction lots and the remaining are undeveloped acres and commercial buildings. Other assets owned included contract receivable rights and repossessed personal property carried at $264,000.

         Although the volume of nonperforming assets will depend in part on the future economic environment at September 30, 1998, there are also seven loan relationships which total approximately $2,431,000 about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets based on the information presently known about possible credit problems of the borrower as of September 30, 1998.

         In the first nine months of 1998 the Company was required by various mortgage loan investors to repurchase 9 nonperforming residential mortgage loans. From time to time the Company may be required to repurchase mortgage loans from investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower, first payment default or fraud. Primarily these repurchases involve loans which are in default. The Company expects that it may be required to repurchase loans in the future. The Company maintains a reserve for its estimate of potential losses associated with the potential repurchase of previously sold mortgage loans.
Such reserve amounts to $186,000 as of September 30, 1998.

         At September 30, 1998 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $10,163,000 of which $4,622000 relates to the recorded investment for which there is a related allowance for credit losses of $1,383,000 determined in accordance with these statements and $5,541,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these standards.

         The average recorded investment in the impaired loans during the nine months ended September 30, 1998 and September 30, 1997 was $10,062,000 and $13,000,000; the related amount of interest income recognized during the periods that such loans were impaired was $92,000 and $409,000 for the three and nine month period ended September 30, 1998 and $43,000 and $433,000 for the same period in 1997. No interest income was recognized using a cash-basis method of accounting during the period that the loans were impaired.

Liquidity

         Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, and operating expenses of the parent. It is Redwood's general policy to retain liquidity at Redwood at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of September 30, 1998, Redwood held $2,351,000 in deposits at NBR and a $3,000,000 subordinated note issued by NBR.

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

         During the first nine months of 1998, NBR declared dividends of $900,000. Management believes that at September 30, 1998, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.

         Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas; operating, investing and financing. For the nine months ended September 30, 1998 the Company received $15,185,000 and $6,553,000 in cash flows from operating and investing activities while using $31,069,000 in financing activities.


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

         The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at December 31, 1997 and September 30, 1998.

                                                      Company         NBR
                                                  --------------  -------------
         September 30, 1998
           Total capital to risk based assets         15.99%         15.00%
           Tier 1 capital to risk based assets        11.04          12.81
           Leverage ratio                              8.49           9.86

         December 31, 1997
           Total capital to risk based assets         14.64          13.83
           Tier 1 capital to risk based assets         9.72          11.65
           Leverage ratio                              7.10           8.58



         Year 2000. The "Year 2000 issue" relates to the fact that many computer programs and equipment utilizing microprocessors only use two digits to represent a year, such as "99" to represent "1999," which means that in the year 2000 such programs/processors could incorrectly treat the year 2000 as the year 1900. The issue must be recognized as a business issue, rather than simply a computer issue, because of the way its effects could ripple through the economy. The Company could be affected either directly or indirectly by the Year 2000 issue. This could happen if any of its critical computer systems or equipment containing embedded logic fail, if the local infrastructure (power, communication system, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are significantly impacted by their internal systems or their customers or suppliers.

         The Company's business is highly dependent on technology and data processing. As a result, Bank management and the Board of Directors have made Year 2000 compliance a high priority.

         The Company principally relies on third-party software for its mission-critical applications needs. It licenses software and/or data processing services from outside vendors for its critical applications such as mortgage lending, credit cards, ATM, item processing and customer statements. The Company also is dependent on personal computers and a local area network which is supported by a Microsoft operating environment. The foregoing systems are classified by the Company as mission critical information technology ("IT") systems.

         The Company's business also involves non-IT products and services, some of which have embedded technology which might not be Year 2000 ready. Some non-IT products and services involve infrastructure issues such as power, communications and water, as well as elevators, ventilation and air conditioning equipment. The Company classifies power and communications as non-IT mission critical systems.

         The  Company's  third-party   application  software,   data  processing
vendors, local area network and operating systems and the power and communication infrastructure provide critical support to substantially all of its business and operations. Failure to successfully complete renovation, validation and implementation of mission critical IT systems could have a material adverse effect on the operations and financial performance of the Company. Moreover, Year 2000 issues experienced by significant vendors or customers of the Company could negatively impact the business and operations of the Company even if its critical IT systems function satisfactorily. Due to the many variables related to the Year 2000 issue and the lack of information on Year 2000 readiness from non-IT service providers such as power and phone systems vendors, the Company cannot quantify the potential cost of problems if the Company's renovation and implementation efforts or the efforts of significant vendors or customers are not successful.

State of Readiness

         The Company has formed a Year 2000 team comprised of senior level employees and officers who are familiar with the business and operations of the Company. The Year 2000 team has conducted a comprehensive review of the Company's IT systems to identify systems that present Year 2000 issues. The Company has developed a plan which it believes should satisfactorily resolve Year 2000 problems related to its mission-critical IT systems. The Company's Year 2000 team is also using external resources provided by outside vendors and a consultant hired to assist the Company.

         Vendors of the Company's critical IT systems have informed the Company that their products/systems are Year 2000 compliant. If initial testing for other critical IT systems is not satisfactory the Company plans to take corrective action and complete secondary testing by June 30, 1999.

         The Company has run tests on selected components of its core processing system during 1998 with technical assistance from the vendor and an outside consultant. At the date of this report the Company believes it remains on schedule to complete initial testing of all mission-critical IT systems by March 31, 1999.

Costs

         The Company is expensing all period costs associated with the Year 2000 issue. Through September 30, 1998, the amount of such expense has been approximately $35,000. Management estimates that the Bank will incur approximately an additional $100,000 in Year 2000 related expenses for the identification, correction and reprogramming, and testing of systems for Year 2000 compliance during the last three months of 1998 and in fiscal 1999. There can be no assurance that these expenses will not increase as further testing and assessment of vendor and customer readiness for the Year 2000 continues. The above cost estimates include costs for consultants, running tests, technical assistance from vendors and costs for products replaced for Year 2000 compliance. These costs exclude the cost of the Company's internal staff time.

Risks

         Management believes it will be difficult to predict the outcome of the Year 2000 issue due to the complexity of technology and the inability to assess the impact of the Year 2000 problem on the local, national and international economy. Management has attempted, however, to identify a most reasonably likely worst case scenario. This scenario suggests that the Year 2000 problem might negatively impact some of the Company's significant IT vendors and non-IT vendors/products through the failure of the vendor to be prepared or the impact on them of their own vendors and customers including possible short-term power failures. Management believes that if this scenario occurs its ability to process mortgages and/or credit cards could be temporarily delayed and earnings could be adversely impacted especially if a recession results. It is not possible to predict the effect of this scenario on the economic viability of its customers and the related adverse impact it may have on the Company's financial position and results of operations, including the level of the Bank's provision for possible loan losses in future periods.

     The Company presently believes that, with modifications to existing software which needs to be made Year 2000 compliant and assuming representations of Year 2000 readiness from significant vendors and customers are accurate, the Year 2000 issue should not pose significant operational risks for the Company's IT systems as so modified. However, other significant risks relating to the Year 2000 problem are that of the unknown impact of this problem on the operations of the Bank's customers and vendors, the impact of catastrophic infrastructure issues such as power, communications and water on the economy and future actions which banking or securities regulators may take.

         The Company is making efforts to ensure that its customer base is aware of the Year 2000 problem. Year 2000 correspondence has been sent to both deposit and loan customers. The Bank has amended its credit authorization documentation to include consideration regarding the Year 2000 problem. Significant customer relationships have been identified, and such customers are being contacted by the Bank's employees to determine whether they are aware of Year 2000 risks and whether they are taking preparatory actions.

         The Company has also attempted to contact major vendors and suppliers of non-software products and services including those where products utilize embedded technology, to determine the Year 2000 readiness of such organizations and/or the products and services which the Company purchases from such organizations. The Company is monitoring reports provided by such vendors regarding their preparations for Year 2000. This is an ongoing process, and the company intends to continue to monitor the progress of such vendors through the century date change.

         Federal banking regulators have responsibility for supervision and examination of banks to determine whether each institution has an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing and coordinating Year 2000 processing capabilities with its customers, vendors and payment system partners. Examiners are also required to assess the soundness of an institution's internal controls and to identify whether further corrective action may be necessary to assure an appropriate level of attention to Year 2000 processing capabilities. Management believes it is currently in compliance with the federal bank regulatory guidelines and timetables.

Contingency Plans

         The Company has developed contingency plans for software systems utilized by the Company, should they not successfully pass the Company's Year 2000 testing. Generally this involves the identification of an alternate vendor or expected actions the Company could take, as well as the establishment of a trigger date to implement the contingency plan. The Company is also considering the purchase of a backup generator to provide power for certain critical functions in the event of a power failure. The Company intends to develop, in accordance with regulatory guidelines, further contingency plans to address potential business disruptions resulting from Year 2000 issues, however, this process is not expected to be completed until after March 31, 1999.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company's interest bearing liabilities and all of the Company's interest earning assets are located at the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate loan portfolio, concentrated primarily within northern California, is subject to risks associated with the local economy. The Company does not own any trading assets.

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

         The following table sets forth, as of September 30, 1998, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

                                                            After Three     After Six    After One
                                                 Within      Months but     Months but   Year But
                                                 Three       Within Six     Within One    Within     After Five
                                                 Months        Months         Year      Five Years     Years         Total
                                            --------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
Interest earning assets:

Federal funds sold                              $ 15,825          $ -           $ -          $ -          $ -      $ 15,825
Investment securities and other                   10,972        2,005         3,071       27,586       27,515        71,148
Mortgage loans held for sale                      19,133            -             -            -            -        19,133
Loans                                            108,344       52,314        24,069       32,008       53,345       270,080
                                            --------------------------------------------------------------------------------
      Total interest-earning assets              154,274       54,319        27,140       59,594       80,860       376,186
                                            --------------------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts            132,678            -             -            -            -       132,678
Time deposits                                     42,206       38,552        41,376       19,486           53       141,673
Short-term borrowings                              4,598            -             -            -            -         4,598
Subordinated notes                                     -            -             -            -       12,000        12,000
                                            --------------------------------------------------------------------------------
      Total interest-bearing liabilities         179,482       38,552        41,376       19,486       12,053       290,949
                                            --------------------------------------------------------------------------------

Interest rate sensitivity gap                  $ (25,208)    $ 15,767     $ (14,236)    $ 40,108     $ 68,807
                                            ==================================================================
Cumulative interest rate sensitivity gap         (25,208)      (9,441)      (23,677)      16,431       85,238

Interest rate sensitivity gap ratio                 0.86         1.41          0.66         3.06         6.71
Cumulative interest rate sensitivity gap ratio      0.86         0.96          0.91         1.06         1.29

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

         On a monthly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a September 30, 1998 summary of interest rate risk exposure as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of 200 basis points up and 200 basis points down.

                                Change in Annual              Change in
   Change in Interest Rate     Net Interest Income      Market Value of Equity
          +200                        $330,000               ($5,618,000)
          +100                         153,000                (3,492,000)
          -100                        (971,000)                3,167,000
          -200                      (2,269,000)                5,835,000

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

         Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At September 30, 1998, approximately 75% of the Company's loans were secured by real estate, of which 28% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.

      (a) EXHIBITS. The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q: See Index to Exhibits.

      (b)    REPORTS ON FORM 8-K

            Form 8-K dated August 27, 1998 announcing quarterly cash dividend on common stock under Item 5 "Other Events."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                             REDWOOD EMPIRE BANCORP


DATE:   11/12/98         BY: /s/ James E Beckwith
        --------             --------------------
                             James E. Beckwith
                             Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial Officer,
                             Principal Accounting Officer and
                             Duly Authorized Signatory)

                                INDEX TO EXHIBITS


   EXHIBIT NUMBER                             DESCRIPTION
   --------------                             -----------
         2.1 Acquisition and Merger Agreement between National Bank of the Redwoods and Codding Bank, dated June 21, 1994, including Exhibits A and B thereto, filed as
                           Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated June 21, 1994, and by this reference incorporated herein.
         2.2 Amendment No. 1 to Acquisition and Merger Agreement between National Bank of the Redwoods and Codding Bank, dated September 21, 1994, filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 21, 1994, and by this reference incorporated herein.
         3. Amended and restated By-Laws of the Registrant, filed as Exhibit 3 to the Registrant's 1994 Annual Report on Form 10-K and by this reference incorporated herein.
         4.1 Form of IndenTure (including form of notes) between the registrant and the bank of new york, as trustee, relating to the issuance of 8.50% Subordinated notes due 2004, filed as exhibit
                           4.1 To the registrant's registration statement on form s-2 dated december 13, 1993 (registration
                           no. 33-71324), And by this reference incorporated herein.
         4.2 Certificate of Determination of the Rights, Preferences, Privileges and Restrictions of the Registrant's 7.80% Noncumulative Convertible Perpetual Preferred Stock, Series A, filed as Exhibit
                           4.1 to the Registrant's Registration Statement on Form S-2 dated February 16, 1993 (Registration No. 33-56962), and by this reference incorporated herein.
         10.1 Severance Compensation Agreement between Allied Savings Bank, F.S.B. and Terance O'Mahoney, filed as Exhibit 10.1 to the Registrant's 1990 Annual Report on Form 10-K and by this reference incorporated herein.
         10.2 Amendment No. 1 to Severance Compensation Agreement between Allied Savings Bank, F.S.B. and Terance O'Mahoney dated as of January 1, 1993, filed as
                           Exhibit 10.2 to the Registrant's 1992 Annual Report on Form 10-K and by this reference incorporated herein.
         10.3 Employment Agreement between Allied Savings Bank, F.S.B. and Martin B. McCormick, dated as of July 1, 1990, filed as Exhibit 10.5 to the Registrant's 1992 Annual Report on Form 10-K and by this reference incorporated herein.
         10.4 Amendment No. 1 to Employment Agreement between Allied Savings Bank, F.S.B. and Martin B. McCormick, dated as of January 1, 1993, filed as Exhibit 10.6 to the Registrant's 1992 Annual Report on Form 10-K and by this reference incorporated herein.
         10.5 Employment Agreement between National Bank of the Redwoods and Patrick W. Kilkenny, dated as of January 1, 1994, filed as Exhibit 10.7 to the Registrant's 1993 Annual Report on Form 10-K and by this reference incorporated herein.

         10.6 Lease, dated August 30, 1988, between National Bank of the Redwoods and 137 Group, a general partnership, filed as Exhibit 10.1 to the Registrant's 1989 Annual Report on Form 10-K, and by this reference incorporated herein.
         10.7 Lease, Dated April 18, 1990, between Allied Savings Bank, F.S.B. and Stony Point West, General Partner-ship, filed as Exhibit 10.2 to the Registrant's 1990 Annual Report on Form 10-K, and by this reference incorporated herein.
         10.8 The Registrant's 401 (k) Profit Sharing Plan, filed as Exhibit 28.1 to the Registrant's Registration Statement on Form S-8 dated June 12, 1990 (Registration No.
                           33-35377), and by this reference incorporated herein.
         10.9 The Allied Savings Bank, F.S.B. 1986 Stock Option Plan, filed as Exhibit 28.1 to the Registrant's Registration Statement on Form S-8 dated June 28, 1991 (Registration No.
                           33-41503), and by this reference incorporated herein.
         10.10 The National Bank of the Redwoods Stock Option Plan, filed as Exhibit 28.1 to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-4 dated March 27, 1989 (Registra-tion No. 33-24642), and by this reference incorporated herein.
         10.11 The Registrant's Amended and Restated 1991 Stock Option Plan, filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on July 8, 1992 (Registration No. 33-49372), and by this reference incorporated herein.
         10.12 The Registrant's Performance Incentive Bonus Plan, filed as Exhibit 10.13 to the Registrant's 1992 Annual Report on Form 10-K, and by this reference incorporated herein.
         10.13 The Registrant's Dividend Reinvestment and Stock Purchase Plan, filed as Exhibit 10.14 to the
                           Registrant's   1992  Annual  Report  on  Form  10-K,
                           and  by  this  reference incorporated herein.
         10.14             The  Registrant's  Phantom Stock Plan,  filed as
                           Exhibit 10.16 to the Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.
         10.15 Phantom Stock Agreement between the Registrant and John H. Downey, Jr., dated as of January 1, 1994, filed as Exhibit 10.17 to the Registrant's 1993 Annual Report on Form 10-K, and by this reference incorporated herein.
         10.16 The Registrant's Executive Salary Continuation Plan, filed as Exhibit 10.9 to the Registrant's Registra-tion Statement on Form S-2 dated December 13, 1993 (Registration
                           No. 33-71324), and by this reference incorporated herein.
         10.17 Director Retirement Plan, filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-2 dated December 13, 1993 (Registration No. 33-71324), and by this reference incorporated herein.

         10.18 Chairman Retirement Agreement, dated November 30, 1993, between the Registrant and John H. Downey, Jr.,
                           filed   as   Exhibit   10.11   to  the   Registrant's
                           Registration Statement on Form S-2 dated December 13,
                           1993   (Registration  No.  33-71324),   and  by  this
                           reference incorporated herein.
         10.19 Lease, dated December 23, 1993 between Allied Bank, F.S.B. and Santa Rosa Corporate Center Associates II, filed as Exhibit 10.21 to the Registrant's 1994 Annual Report on Form 10-K, and by this reference incorporated herein.
         10.20 Compensation Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp.
         10.21             Executive Severance Agreement between Patrick W.
                           Kilkenny and Redwood Empire Bancorp.
         10.22             Salary Continuation Agreement between James E.
                           Beckwith and Redwood Empire Bancorp.
         10.23             Dividend  Reinvestment  and  Stock  Purchase  Plan on
                           Form  S-3  dated  April  28,  1993
                           (Registration No. 3361750), and by this reference incorporated herein.
         27.1              Financial Data Schedule for the period ended
                           September 30, 1998.
         27.2 Financial Data Schedule Restated for the fiscal years ended December 31, 1996 and December 31, 1995.
         27.3 Financial Data Schedule Restated for the periods ended March 31, 1997, June 30, 1997 and September 30, 1997.
         27.4 Financial Data Schedule Restated for the periods ended March 31, 1996, June 30, 1996 and September 30, 1996.