Form 10-K
period 1998-12-31
REDWOOD EMPIRE BANCORP
filed 1999-03-30
CIK 840007

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                              1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number: 0-19231

                             ---------------------

                             REDWOOD EMPIRE BANCORP

             (Exact name of Registrant as specified in its charter)

                CALIFORNIA                     68-0166366
     (State or other jurisdiction of          (IRS Employer
      incorporation or organization)         Identification
                                                  No.)

    111 SANTA ROSA AVENUE, SANTA ROSA,         95404-4905
                CALIFORNIA
 (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code: (707) 573-4800

                            ------------------------

       Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

    The aggregate market value of the Registrant's common stock held by non-affiliates on March 1, 1999 (based on the closing sale price of the Common Stock) was $54,235,900.

    As of March 1, 1999 there were 3,379,656 shares outstanding of the Registrant's common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                         PART I

Forward-Looking Information................................................................................           3
Item 1.       Business.....................................................................................           3
Item 2.       Properties...................................................................................          14
Item 3.       Legal Proceedings............................................................................          14
Item 4.       Submission of Matters to A Vote of Securities Holders........................................          14

                                                        PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters....................          14
Item 6.       Selected Financial Data......................................................................          15
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........          16
Item 7a.      Quantitative and Qualitative Disclosures about Market Risk...................................          40
Item 8.       Financial Statements and Supplementary Data..................................................          43
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........          78

                                                        PART III
Item 10.      Directors and Executive Officers of the Registrant...........................................          79
Item 11.      Executive Compensation.......................................................................          81
Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................          86
Item 13.      Certain Relationships and Related Transactions...............................................          88

                                                        PART IV
Item 14.      Exhibits, Financial Statements, Financial Statements Schedules and Reports on Form 8-K.......          89

                                     PART I

FORWARD-LOOKING INFORMATION

    This Annual Report on Form 10-K includes forward-looking information which is subject to the "safe harbor" created by the Securities Act of 1933 and Securities Exchange Act of 1934. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

    - Competitive pressure in the banking and mortgage industry and changes in the regulatory environment.

    - Changes in the interest rate environment and volatility of rate sensitive deposits.

    - Declines in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

    - Credit quality deterioration which could cause an increase in the provision for loan losses.

    - Risks associated with the Year 2000 which could cause disruptions in the Company's operations or increase expenses.

    - Losses in the Company's merchant credit card processing business.

    - Changes in the securities markets.

    - Asset/Liability matching risks and liquidity risks.

    The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to Certain Important Considerations for Investors in
Item 1, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and other information in this Report.

ITEM 1. BUSINESS

    Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California, and operating in Northern California through one principal subsidiary, National Bank of the Redwoods, a national bank ("NBR" or the "Bank"). A previously owned subsidiary of the Company, Allied Bank, F.S.B., a federal savings bank ("Allied") merged with its sister subsidiary, NBR, in March 1997.

    (a) GENERAL DEVELOPMENT OF BUSINESS.

    Redwood is a California corporation, headquartered in Santa Rosa, California. Its wholly-owned subsidiary is NBR, a national bank which was chartered in 1985. In addition, NBR has three wholly-owned California chartered subsidiaries, Valley Mortgage Corporation and Allied Diversified Credit, and Redwood Empire Datacorp which are currently inactive. Redwood was created by NBR in August 1988, in order to become a bank holding company through the acquisition of all of NBR's outstanding shares. That transaction was consummated in January 1989. Redwood acquired Allied in September 1990, through a tax-free reorganization in which Redwood exchanged shares of its stock for all of the outstanding shares of Allied. The acquisition of Allied was accounted for as a pooling of interests for financial reporting purposes.

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

    In November 1996, the Board of Directors of the Company voted to merge Allied into NBR. On February 3, 1997, NBR received approval from the Office of the Comptroller of the Currency to merge Allied into NBR. The merger was consummated March 24, 1997. The combination of the two wholly-owned subsidiaries of Redwood was structured as a merger transaction wherein Allied has merged into NBR with NBR as the survivor. As a result of the merger NBR assumed all of Allied's rights and obligations. Allied ceased to exist as a federally chartered savings institution upon the merger.

    (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    During the year ended December 31, 1998, the Company operated in four principal industry segments: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 30,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit, provides sub prime residential loans for homeowners located principally in Northern California. The Company's residential mortgage banking and brokerage arm, known as Valley Financial, provides mortgage brokerage services, the origination for sale of "A paper" loans, and the servicing of loans for investors. For further discussion see "Management Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

    (c) NARRATIVE DESCRIPTION OF BUSINESS.

    The Company's business strategy involves four principal business activities which are conducted through NBR.

    NBR provides its core community banking services through five retail branches located in Sonoma County, California, one retail branch located in Mendocino County, California, and one retail branch located in Lake County, California. NBR generally extends commercial loans to professionals and to businesses with annual revenues of less than $10 million. Commercial loans are primarily for working capital, asset acquisition and commercial real estate. NBR's targeted commercial banking market area includes the California counties north of San Francisco. As a Preferred Lender under the Small Business Administration ("SBA") Loan Guarantee Program, NBR generates noninterest income through premiums received on the sale of the guaranteed portions of SBA loans and the resulting on-going servicing income on its SBA portfolio. NBR also originates commercial and residential construction loans for its portfolio.

    The primary sources of funds for the Company's commercial and residential lending programs are local deposits, proceeds from loan sales, loan payments, and other borrowings. The Company attracts deposits primarily from local businesses, professionals and retail customers. The Company generally does not purchase deposits through deposit brokers and had no brokered deposits at December 31, 1998. In addition to deposits, the Company may obtain other borrowed funds through its membership in the Federal Home Loan Bank of San Francisco (the "FHLB") and its retention of treasury, tax and loan funds at the Federal Reserve Bank of San Francisco.

    The Company provides Visa and Mastercard credit card processing and settlement services for roughly 30,000 merchants located throughout the United States. Yearly processing volume is in excess of $1 billion. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of independent sales organizations, or ISO's.

    The Company's mortgage banking business consists of the origination of one-to-four family residential mortgage loans which predominantly conform to the underwriting standards set by Fannie Mae, Freddie Mac or other institutional mortgage conduits. These loans are commonly referred to as "A paper" loans. The Company acquires these mortgage loans predominantly on a retail basis. NBR also provides mortgage loan brokerage services to retail customers through its Valley Financial division. Substantially all mortgage loan originations are packaged and sold into the secondary market. NBR sells substantially all the servicing rights on the mortgage loans it sells and from time to time may purchase mortgage loan servicing rights from other companies, thereby generating ongoing servicing fees. In addition, Valley Financial provides mortgage loan brokerage services for its customers. Valley Financial maintains brokerage relationships with approximately 50 mortgage lenders in California.

    Valley Financial's primary market area is the San Francisco Bay Area with an emphasis on the East Bay Counties of Contra Costa and Alameda and the North Bay Counties with an emphasis on Sonoma County. Valley Financial also provides mortgage loan origination services to 38 credit unions located in California, Washington, Maryland, Florida and Colorado.

    The Company originates mortgage loans through its Allied Diversified Credit ("ADC") division that do not comply with all standards established by Fannie Mae or Freddie Mac. These loans are commonly referred to as "Sub Prime" loans and are acquired by ADC on a wholesale and retail basis.

    The Company is regulated by various government agencies, with the primary regulators being the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC").

    The Company and its subsidiaries had 308 full-time-equivalent employees at December 31, 1998. Redwood's headquarters are located at 111 Santa Rosa Avenue, Santa Rosa, California 95404-4905, and its telephone number is (707) 573-4800.

PRIMARY MARKET AREA

    The Company's deposit market area is Sonoma, Mendocino and Lake Counties, California. Sonoma, Mendocino and Lake Counties have benefited from the migration of population and businesses into the area, as well as growth in established firms and industries. These counties have generally exceeded the growth in population and economic activity of California as a whole.

REGULATION AND SUPERVISION

THE EFFECT OF GOVERNMENT POLICY ON BANKING

    The earnings and growth of the Company are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the FRB influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted. Additionally, state and federal tax policies can impact banking organizations.

    As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company.

REGULATION AND SUPERVISION OF BANK HOLDING COMPANIES

    The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company's subsidiaries. The costs of any examination by the FRB are payable by the Company.

    The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See "Capital Standards." The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms."

    Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the prior approval of the FRB.

    The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks or providing services to affiliates of the holding company. However, a bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

    A bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the acquired bank has been organized and operating for the minimum period of time and providing that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across state lines, creating interstate branches. Furthermore, a bank may open new branches in a state in which it does not already have banking operations, if the laws of such state permit such DE NOVO branching.

    Under California law, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing five year old California bank or industrial loan company by merger or purchase; (b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and
(c) the Commissioner is authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California bank.

    The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled "Restrictions on Dividends and Other Distributions" for additional restrictions on the ability on the Company and the Bank to pay dividends.

    Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

    Comprehensive amendments to Regulation Y became effective in 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval,
(ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as "well-run," both it and the insured depository institutions that it controls must meet the "well-capitalized" and "well-managed" criteria set forth in Regulation Y.

    To qualify as "well-capitalized," the bank holding company must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater; (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater; and
(iii) not be subject to any order by the FRB to meet a specified capital level. Its lead insured depository institution must be well-capitalized as that term is defined in the capital adequacy regulations of the applicable bank regulator, 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions that are well-capitalized, and none of its insured depository institutions may be undercapitalized.

    To qualify as "well-managed": (i) each of the bank holding company, its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating, rating for management and rating for compliance which were at least satisfactory; (ii) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings; and (iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

BANK REGULATION AND SUPERVISION

    As a national bank, the Bank is regulated, supervised and regularly examined by the OCC. Deposit accounts at the Bank are insured by the Bank Insurance Fund ("BIF") and the Savings Institution Insurance Fund ("SAIF"), as administered by the FDIC, to the maximum amount permitted by law. The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. The Bank is a member of the Federal Reserve System, and is also subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).

    The OCC may approve, on a case-by-case basis, the entry of bank operating subsidiaries into a business incidental to banking, including activities in which the parent bank is not permitted to engage. A national bank is permitted to engage in activities approved for a bank holding company through a bank operating subsidiary, such as acting as an investment or financial advisor, leasing personal property and providing financial advice to customers. In general, these activities are permitted only for well-capitalized or adequately capitalized national banks.

CAPITAL STANDARDS

    The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

    In determining the capital level the Company and the Bank are required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles ("GAAP") and have special rules which have the effect of reducing the amount of capital they will recognize for purposes of determining the capital adequacy of the Bank.

    A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

    On October 1, 1998, the OCC adopted two rules governing minimum capital levels that OCC-supervised banks must maintain against the risks to which they are exposed. The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions. The second rule permits limited amounts of unrealized gains on debt and equity securities to be recognized for risk-based capital purposes as of September 1, 1998. The OCC rules also provide that a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well-capitalized under the FDIC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

    In addition to the risked-based guidelines, the federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating since a strong capital position is a significant part of the regulators' rating. Bank holding companies not rated in the highest category must have a minimum leverage ratio of 4%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5% for banks. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    The federal banking agencies recently amended their guidelines to clarify the leverage ratio requirement for banks to conform to that of bank holding companies. As of April 1, 1999, banks not rated in the highest category must have a minimum leverage ratio of 4%. The ratio for banks in the highest category will remain at 3%.

    As of December 31, 1998, the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 1998 (amounts in thousands except percentage amounts).

                                                                             THE COMPANY
                                                               ---------------------------------------
                                                                      ACTUAL              MINIMUM
                                                               --------------------       CAPITAL
                                                                CAPITAL     RATIO       REQUIREMENT
                                                               ---------  ---------  -----------------
Leverage.....................................................  $  37,072       8.84%           4.0%
Tier 1 Risk-Based............................................     37,072      11.84            4.0
Total Risk-Based.............................................     53,036      16.94            8.0

                                                                         THE BANK
                                                  ------------------------------------------------------
                                                         ACTUAL             WELL            MINIMUM
                                                  --------------------   CAPITALIZED        CAPITAL
                                                   CAPITAL     RATIO        RATIO         REQUIREMENT
                                                  ---------  ---------  -------------  -----------------
Leverage........................................  $  48,110      10.31%         5.0%             4.0%
Tier 1 Risk-Based...............................     43,100      13.75          6.0              4.0
Total Risk-Based................................     50,079      15.98         10.0              8.0

    The federal banking agencies must take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. The federal banking agencies must also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluation of a bank's capital adequacy.

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

    Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

"WELL CAPITALIZED"                     "ADEQUATELY CAPITALIZED"
Total risk-based capital of 10%;       Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and   Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%.                  Leverage ratio of 4%.

"UNDERCAPITALIZED"                     "SIGNIFICANTLY UNDERCAPITALIZED"
Total risk-based capital less than     Total risk-based capital less than 6%;
8%;
Tier 1 risk-based capital less than    Tier 1 risk-based capital less than 3%; or
4%; or
Leverage ratio less than 4%.           Leverage ratio less than 3%.

"CRITICALLY UNDERCAPITALIZED"
Tangible equity to total assets equal
to or less than 2%.

    An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions.

    In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

SAFETY AND SOUNDNESS STANDARDS

    FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

    The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

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

    The federal banking agencies also have authority to prohibit a depository institution from engaging in business practices that are considered to be unsafe or unsound, possibly including the payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

    The payment of dividends by a national bank is further restricted by additional provisions of federal law, which prohibit a national bank from declaring a dividend on its shares of common stock unless its surplus fund exceeds the amount of its common capital (total outstanding common shares times the par value per share). Additionally, if losses have at any time been sustained equal to or exceeding a bank's undivided profits then on hand, no dividend shall be paid. Moreover, even if a bank's surplus exceeded its common capital and its undivided profits exceed its losses, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. A national bank must consider other business factors in determining the payment of dividends. The payment of dividends by the Bank is governed by the Bank's ability to maintain minimum required capital levels and an adequate allowance for loan losses. Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payment are not expressly prohibited by statute.

PREMIUMS FOR DEPOSIT INSURANCE AND ASSESSMENTS FOR EXAMINATIONS

    FDICIA established several mechanisms to increase funds to protect deposits insured by the BIF and SAIF administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF and SAIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

    The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

RECENTLY ENACTED LEGISLATION

    During 1996, new federal legislation amended the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conversation and Recovery Act to provide lenders and fiduciaries with greater protections from environmental liability. In June 1997, the U.S. Environmental Protection Agency ("EPA") issued its official policy with regard to the liability of lenders under CERCLA as a result of the enactment of the Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996.

    California law provides that, subject to numerous exceptions, a lender acting in the capacity of a lender shall not be liable under any state or local statute, regulation or ordinance, other than the California Hazardous Waste Control Law, to undertake a cleanup, pay damages, penalties or fines, or forfeit property as a result of the release of hazardous materials at or from the property.

    In 1997, California adopted the Environmental Responsibility Acceptance Act (Cal. Civil Code SectionSection 850-855) to facilitate (i) the notification of government agencies and potentially responsible parties (e.g., for cleanup) of the existence of contamination and (ii) the cleanup or other remediation of contamination by the potentially responsible parties. The Act requires, among other things, that owners of sites who have actual awareness of a release of a hazardous material that exceeds a specified notification threshold to take all reasonable steps to identify the potentially responsible parties and to send a notice of potential liability to the parties and the appropriate oversight agency.

    The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business.

PENDING LEGISLATION AND REGULATIONS

    There are pending legislative proposals to modernize federal banking laws and regulations, including to the reform Glass-Steagall Act, to allow affiliations between banks and other firms engaged in "financial activities," including insurance companies and securities firms.

    Certain other pending legislative proposals include bills to let banks pay interest on business checking accounts, to institute "know your customer" policies, to cap consumer liability for stolen debit cards and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.

COMPETITION

    In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

    The enactment of the Interstate Banking and Branching Act in 1994 and the California Interstate Banking and Branching Act of 1995 have increased competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

CERTAIN IMPORTANT CONSIDERATIONS FOR INVESTORS

    MORTGAGE BANKING AND BROKERAGE ACTIVITY. The Company's historic results of operations has been significantly influenced by mortgage banking activity, which can fluctuate significantly, in both volume and profitability, with changes in interest rate movements. In the fourth quarter of 1996, the Company significantly curtailed its "A paper" wholesale mortgage loan production. As a result of this action, the Company's future mortgage loan production revenue and expenses will be significantly reduced from pre-1997 levels. The Company's current mortgage banking operations include both the origination and brokering of retail oriented mortgage loan production. Such mortgage loan lending activity primarily is centered in northern California. The Company's ability to maintain and grow mortgage banking and brokerage revenue depends on a favorable interest rate, economic, and real estate market conditions.

    MERCHANT CREDIT CARD PROCESSING. The Company's profitability can be negatively impacted should one of the Company's merchant credit card customers be unable to pay on charge-backs from cardholders. Due to a contractual obligation between the Company and Visa and Mastercard, NBR stands in the place of the merchant in the event that a merchant is unable to pay on charge-backs from cardholders. Management has taken certain actions to decrease the risk of merchant bankruptcy with its merchant bankcard business. These steps include the discontinuance of high-risk accounts. The Company utilizes ISO's to acquire merchant credit card customers. The Company's ability to maintain and grow net revenue from its merchant credit card processing operation is dependent upon maintaining and adding to these ISO relationships.

    CONCENTRATION OF LENDING ACTIVITIES. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At December 31, 1998, approximately 76% of the Company's loans were secured by real estate, of which 29% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

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

ITEM 2. PROPERTIES

    The Company owns two depository branches and leases 14 other locations used in the normal course of business. In addition, the Company leases certain equipment. There are no contingent rental payments and the Company has two sublease arrangements. Total rental expenses under all leases, including premises, totaled $2,210,000, $2,095,000 and $2,258,000, in 1998, 1997 and 1996.
The expiration dates of the leases vary, with the last such lease expiring during 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    As of November 2, 1998, Redwood's Common Stock has been publicly traded on the NASDAQ National Market under the symbol "REBC". Prior to November 2, 1998, the Company Common Stock traded on the American Stock Exchange under the symbol "REB". As of December 31, 1998, there were 478 shareholders of record of Redwood's Common Stock.

    In June of 1998 Redwood began quarterly cash dividends of $0.04 per outstanding share. Redwood did not pay dividends during the two year period ended December 31, 1997. There are regulatory limitations on cash dividends that may be paid by Redwood as well as regulatory limitations on cash dividends that may be paid by NBR to Redwood which could limit Redwood's ability to pay dividends. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became critically undercapitalized. See "Regulation and Supervision".

                             REDWOOD EMPIRE BANCORP
                              COMMON STOCK PRICES

                                           QTR 1      QTR 2      QTR 3      QTR 4      QTR 1      QTR 2      QTR 3      QTR 4
                                           1998       1998       1998       1998       1997       1997       1997       1997
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
High...................................  $   20.50  $   21.88  $   21.25  $   17.50  $   14.13  $   13.75  $   17.25  $   18.25
Low....................................      16.63      17.75      14.13      13.00      11.00      12.50      13.00      14.87
Close..................................      18.88      20.75      16.38      17.06      13.13      13.00      15.38      18.25

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF CONSOLIDATED FINANCIAL DATA AND PERFORMANCE RATIOS

                                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------
                                                      1998        1997         1996         1995         1994
                                                    ---------   ---------   -----------   ---------   ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS:
Total interest income.............................  $  33,059   $  37,306   $    45,784   $  47,374   $   38,005
Net interest income...............................     18,880      20,519        23,141      19,703       17,339
Provision for loan losses.........................      2,040       2,100         6,262       1,590        1,095
Other operating income............................     15,666      10,143        19,570      16,575       10,885
Net income (loss).................................      5,091       3,441        (1,486)      3,313       (3,035)
Net income (loss) available to common equity......      4,979       2,992        (1,935)      2,977       (3,483)

BALANCE SHEETS:
Total assets......................................  $ 422,299   $ 446,719   $   499,466   $ 557,910   $  630,652
Total loans.......................................    269,316     282,396       347,414     368,223      384,570
Mortgage loans held for sale......................     32,620      16,929        29,487      62,620      138,003
Allowance for loan losses.........................      8,041       7,645         7,040       5,037        5,787
Total deposits....................................    364,720     391,421       436,450     458,393      469,008
Shareholders' equity..............................     38,640      33,243        29,732      31,585       28,194

PERFORMANCE RATIOS:
Return on average assets..........................       1.20%       0.75%         (.28)%      0.57%        (.56)%
Return on average common equity...................      14.78%      11.72%        (7.43)%     12.37%      (13.17)%
Common dividend payout ratio......................       8.09%        N/A           N/A         N/A        (7.89)%
Average equity to average assets..................       8.47%       6.83%         5.96%       5.14%        5.90%
Leverage ratio....................................       8.84%       7.10%         5.45%       5.14%        4.08%
Tier 1 risk-based capital ratio...................      11.84%       9.72%         7.63%       7.24%        6.55%
Total risk-based capital ratio....................      16.94%      14.64%        12.11%      11.68%       10.75%
Net interest margin...............................       4.94%       4.90%         4.64%       3.63%        3.40%
Other operating expense to net interest income and
  other operating income..........................      73.27%      74.54%        91.18%      79.98%      113.46%
Average earning assets to average total assets....      90.12%      91.44%        93.46%      93.50%       93.39%
Nonperforming assets to total assets..............       2.11%       3.72%         2.64%       1.28%        1.34%
Net loan charge-offs to average loans.............       0.62%       0.46%         1.22%       0.60%        0.40%
Allowance for loan losses to total loans..........       2.99%       2.71%         2.03%       1.37%        1.50%
Allowance for loan losses to nonperforming
  loans...........................................     121.82%      78.60%        67.82%     101.88%      104.97%

SHARE DATA:
Common shares outstanding (000)...................      3,369       2,785         2,749       2,679        2,663
Book value per common share.......................  $    9.76   $    9.87   $      8.72   $    9.64   $     8.43
Basic earnings (loss) per share...................       1.57        1.08          (.71)       1.11        (1.31)
Diluted earnings (loss) per share.................       1.47        1.02          (.71)       1.04        (1.31)
Cash dividend per common share....................       .120          --            --          --         .105

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

FORWARD-LOOKING INFORMATION

    This Annual Report on Form 10-K includes forward-looking information which is subject to the "safe harbor" created by the Securities Act of 1933 and Securities Exchange Act of 1934. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

    - Competitive pressure in the banking and mortgage industry and changes in the regulatory environment.

    - Changes in the interest rate environment and volatility of rate sensitive deposits.

    - Declines in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

    - Credit quality deterioration that could cause an increase in the provision for loan losses.

    - Risks associated with the Year 2000 that could cause disruptions in the Company's operations or increase expenses.

    - Losses in the Company's merchant credit card processing business.

    - Asset/liability matching risks and liquidity risks.

    - Changes in the securities markets.

    The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to Certain Important Considerations for Investors in
Item 1, Management's Discussion and Analysis of Financial Condition and Results of Operations and other information in this Report.

GENERAL

    The Company derives its income from two principal sources: (1) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities; (2) non interest income or fee income which includes the origination for sale and sale of real estate secured loans, the sale of mortgage loan servicing rights, mortgage loan servicing fee income on loans serviced, brokerage income from residential loans brokered to other lenders, fees earned on deposit services, income from SBA lending, electronic-based cash management services and merchant credit card processing.

    The following analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Redwood Empire Bancorp and related notes thereto. Average balances, including such balances used in calculating financial and performance ratios, are generally a blend of daily averages for NBR and where applicable for Allied, which management believes are representative of the operations of the Company.

RESULTS OF OPERATIONS

    In 1998 the Company reported net income of $5,091,000, or $1.47 diluted per share as compared to 1997 net income of $3,441,000, or $1.02 diluted per share and a 1996 net loss of $1,486,000 or $.71 diluted per share.

    Return on average assets for the year ended December 31, 1998 was 1.20% as compared to a positive .75% and a negative .28% for the years ended December 31, 1997 and 1996. Return on average common equity was 14.18% for the year ended December 31, 1998, as compared to positive 11.72% and a negative 7.43% for the years ended December 31, 1997 and 1996.

    The Company's results of operation in 1998 improved significantly from 1997. Substantial improvement was shown in other operating income which totaled $15,666,000 in 1998 as compared to $10,143,000 in 1997 which amounts to an increase of $5,523,000. The improvement in other operating income offset an increase in non interest expense of $2,458,000 and a decline in net interest income $1,639,000. 1997 operations improved substantially from 1996. Non interest expense decreased by $16,091,000 in 1997 which more than offset declines of $2,622,000 in net interest income and other operating income of $9,427,000.

    Several significant matters adversely impacted the Company in 1996. These events include a provision for loan losses of $6,262,000, a pre-tax restructuring charge of $2,357,000 associated with the merging of Allied into NBR and the reduction of "A" paper wholesale mortgage banking, a pre tax charge of $2,192,000 associated with SAIF deposit insurance fund recapitalization, and a $1,200,000 charge to operations relating to the Company's obligation following the bankruptcy of one of its merchant credit card customers.

    NET INTEREST INCOME. For 1998, the Company's net interest income amounted to $18,880,000 as compared to $20,519,000 in 1997 and $23,141,000 in 1996. This
represents a decrease of $1,639,000 or 8% in 1998 and a decrease of $2,622,000 or 11.3% in 1997. The decrease in 1998 when compared to 1997 is due to a decline in earning assets from $418,793,000 in 1997 to $382,102,000 in 1998 partially offset by an improvement in net interest margin from 4.90% in 1997 to 4.94% in 1998. The decrease in 1997 when compared to 1996 is primarily attributable to an increase in net interest margin from 4.64% in 1996 to 4.90% in 1997 offset by a decline in earning assets from $498,882,000 in 1996 to $418,793,000 in 1997.

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

                                                      1998                               1997                    1996
                                         -------------------------------  -----------------------------------  ---------
                                          AVERAGE               YIELD/     AVERAGE                              AVERAGE
                                          BALANCE   INTEREST     RATE      BALANCE    INTEREST    YIELD/ RATE   BALANCE
                                         ---------  ---------  ---------  ---------  -----------     -----     ---------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS:
Portfolio loans........................  $ 266,716  $  25,183       9.44% $ 322,122   $  30,448         9.45%  $ 349,859
Mortgage loans held for sale...........     28,788      2,502       8.69     19,937       1,835         9.20      78,030
Investment securities..................     67,562      4,334       6.41     54,034       3,702         6.85      47,414
Federal funds sold.....................     19,030      1,040       5.47     22,541       1,314         5.83      19,685
Interest-bearing deposits due from
  financial institutions...............          6          0       0.00        159           7         4.40       3,894
                                         ---------  ---------             ---------  -----------               ---------
  Total earning assets.................    382,102     33,059       8.65    418,793      37,306         8.91     498,882
                                                    ---------                        -----------
Other assets...........................     49,903                           45,901                               41,363
Less allowance for loan losses.........     (8,020)                          (6,690)                              (6,473)
                                         ---------                        ---------                            ---------
  Total average assets.................  $ 423,985                        $ 458,004                            $ 533,772
                                         ---------                        ---------                            ---------
                                         ---------                        ---------                            ---------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings................................  $ 142,859      5,047       3.53  $ 152,803       6,080         3.98   $ 150,650
Time deposits..........................    139,645      7,665       5.49    172,344       9,348         5.42     239,028
Other borrowings.......................     18,413      1,467       7.97     15,181       1,359         8.95      41,083
                                         ---------  ---------             ---------  -----------               ---------
  Total interest-bearing liabilities...    300,917     14,179       4.71    340,328      16,787         4.93     430,761
                                                    ---------                        -----------
Demand deposits........................     82,074                           77,382                               65,082
Other liabilities......................      5,089                            9,008                                6,136
Shareholders' equity...................     35,905                           31,286                               31,793
                                         ---------                        ---------                            ---------
  Total average liabilities and
    shareholders' equity...............  $ 423,985                        $ 458,004                            $ 533,772
                                         ---------                        ---------                            ---------
                                         ---------                        ---------                            ---------
Net interest spread....................                             3.94                                3.98
Net interest income and net interest
  margin...............................             $  18,880       4.94              $  20,519         4.90
                                                    ---------                        -----------
                                                    ---------                        -----------


                                          INTEREST    YIELD/ RATE
                                         -----------     -----

ASSETS:
Portfolio loans........................   $  35,919        10.27%
Mortgage loans held for sale...........       5,550         7.11
Investment securities..................       3,120         6.58
Federal funds sold.....................       1,028         5.22
Interest-bearing deposits due from
  financial institutions...............         167         4.29
                                         -----------
  Total earning assets.................      45,784         9.18
                                         -----------
Other assets...........................
Less allowance for loan losses.........

  Total average assets.................

LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings................................       6,076         4.03
Time deposits..........................      13,851         5.79
Other borrowings.......................       2,716         6.61
                                         -----------
  Total interest-bearing liabilities...      22,643         5.26
                                         -----------
Demand deposits........................
Other liabilities......................
Shareholders' equity...................

  Total average liabilities and
    shareholders' equity...............

Net interest spread....................                     3.92
Net interest income and net interest
  margin...............................   $  23,141         4.64
                                         -----------
                                         -----------

    The Company's average earning assets for 1998 decreased approximately 8.8%, or $36,691,000, to $382,102,000, as compared to $418,793,000 for 1997. Average earning assets decreased $80,089,000 or 16.1% in 1997 as compared to 1996. The decrease in earning assets in 1998 is primarily attributable to a decline in average portfolio loans of $55,406,000. Components of the decline include a decline of $24,455,000 in average outstanding construction loans and $26,535,000 in average outstanding residential loans. During 1997 and 1998 the Company reduced its concentration in construction and residential loans in an effort to balance its entire loan portfolio.

    The decrease in average earning assets for 1997 is primarily attributable to the Company's decision to significantly curtail is "A" paper mortgage banking operation in the fourth quarter of 1996. This decision directly impacted the mortgage loans held for sale average balance which equaled $19,937,000 in 1997 and $78,030,000 in 1996. In addition average construction loans declined from $78,200,000 in 1996 to $70,297,000 in 1997.

    With the reduction in earning assets discussed above, the Company's funding sources also declined. The average balance of high cost time deposits declined $32,699,000 in 1998 and $66,684,000 in 1997. Conversely, average demand deposits grew $4,692,000 in 1998 and $12,300,000 in 1997 as the Company was successful in obtaining low cost transactional accounts. Average other borrowings, which includes FHLB advances, increased $3,232,000 in 1998 and declined $25,902,000 in 1997.

    The following table sets forth changes in interest income and interest expense for each major category of earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to rate.

                                                               1998 OVER 1997                   1997 OVER 1996
                                                       -------------------------------  -------------------------------
                                                        VOLUME      RATE       TOTAL     VOLUME      RATE       TOTAL
                                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Increase (decrease) in interest income:
Portfolio loans (1), (2).............................  ($  5,238) ($     27) ($  5,265) ($  2,849) ($  2,622) ($  5,471)
Mortgage loans held for sale.........................        814       (147)       667     (4,130)       415     (3,715)
Investment securities (3)............................        927       (295)       632        436        146        582
Federal funds sold...................................       (205)       (69)      (274)       149        137        286
Interest-earning deposits with other institutions....         (7)         0         (7)      (160)         0       (160)
                                                       ---------        ---  ---------  ---------  ---------  ---------
  Total increase (decrease)..........................     (3,709)      (538)    (4,247)    (6,554)    (1,924)    (8,478)
                                                       ---------        ---  ---------  ---------  ---------  ---------
Increase (decrease) in interest expense:
Interest-bearing transaction accounts................       (396)      (637)    (1,033)        87        (83)         4
Time deposits........................................     (1,772)        89     (1,683)    (3,861)      (642)    (4,503)
Other borrowings.....................................        288       (180)       108     (1,712)       355     (1,357)
                                                       ---------        ---  ---------  ---------  ---------  ---------
  Total increase.....................................     (1,880)      (728)    (2,608)    (5,486)      (370)    (5,856)
                                                       ---------        ---  ---------  ---------  ---------  ---------
Increase (decrease) in net interest income...........  ($  1,829) $     190  ($  1,639) ($  1,068) ($  1,554) ($  2,622)
                                                       ---------        ---  ---------  ---------  ---------  ---------
                                                       ---------        ---  ---------  ---------  ---------  ---------

------------------------

(1) Does not include interest income which would have been earned on nonaccrual loans had such loans performed in accordance with their terms.

(2) Loan fees of $687,000, $928,000 and $2,805,000 are included in interest income for 1998, 1997 and 1996.

(3) The average balance of securities classified as available for sale are presented at historical amortized cost without the effects of the fair value adjustments.

    The net interest margin increased to 4.94% for the year ended December 31, 1998, as compared to 4.90% and 4.64% for the years ended December 31, 1997 and 1996. The increase in net interest margin in 1998 was primarily due to decreased liability costs slightly offset by a decline in yield on earning assets. The yield on earning assets decreased to 8.65% in 1998 compared to 8.91% in 1997 and 9.18% in 1996. The decline in earning asset yield in 1998 is primarily attributable in an overall decline in interest rates while the decline in 1997 earning asset yield is directly attributable to a decline in the Company's high yielding construction portfolio.

    The effective rates on interest-bearing liabilities decreased to 4.71% for 1998 as compared to 4.93% for 1997 and 5.26% for 1996. The decrease in 1998 was due to a substantial downward repricing of the Company's money market accounts mid year. The decrease in 1997 when compared to 1996 was due primarily to a decline in high-cost time deposits and FHLB advances.

    PROVISION FOR LOAN LOSSES. Annual fluctuations in the provision for loan losses result from management's regular assessment of the adequacy of the allowance for loan losses. The provision for loan losses was $2,040,000 for the year ended December 31, 1998 which represents a decrease of $60,000 or 2.9% from 1997. In 1997, the provision for loan losses of $2,100,000 represented a 66.5% decrease from $6,262,000 in 1996. This decrease in the provision for loan losses in 1997 when compared to 1996 was due to a decline in loan charge-offs and the size of the loan portfolio.

    Outstanding construction loans at December 31, 1998 represented 17% of total portfolio loans. Construction lending generally bears a higher degree of risk than other major portfolio lending programs the Company maintains. Factors that could affect the quality of the construction loan portfolio include regional economic conditions, adverse changes in the real estate market, increasing interest rates or acts of nature such as earthquakes. Such events could have an adverse impact on the level of future provisions for loan losses and the Company's earnings. See further discussion in "Asset Quality".

    OTHER OPERATING INCOME. Other operating income increased 54%, or $5,523,000, to $15,666,000 as compared to $10,143,000, for 1997. The Company's other operating income for 1997 represented a decrease of $9,427,000 or 48% from the $19,570,000 it received during 1996. The following table sets forth the sources of other operating income for the years ended December 31, 1998, 1997 and 1996.

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Service charges on deposit accounts..........................  $   1,072  $   1,146  $   1,224
Merchant draft processing, net...............................      2,609      1,585      1,849
Loan servicing income........................................        584        831      1,619
Net realized gains (losses) on sale of investment securities
  available for sale.........................................        225         23         (3)
Gain on sale of loans and loan servicing.....................      5,095      3,601     12,328
Mortgage brokerage revenue, net..............................      4,976      2,238         73
Other income.................................................      1,105        719      2,480
                                                               ---------  ---------  ---------
                                                               $  15,666  $  10,143  $  19,570
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Merchant draft processing net revenue increased substantially in 1998 to $2,609,000 as compared to $1,585,000 in 1997 and $1,849,000 in 1996. The two
primary reasons for the 1998 increase are due to an increase in processing volume associated with existing customers and the addition of a new ISO whose customer base is primarily internet merchant based.

    In December 1998, the Company renegotiated the terms of a processing contract with an independent sales organization who represented $1,736,000 or 66% of the Company's 1998 merchant draft net processing revenue. In summary, as a result of the renegotiation, the ISO bought down its processing rate in consideration for a payment of $2,400,000 to the Company. The term of the renegotiated contract is for two years and requires the Company to continue to process merchant card transaction volume from this ISO's customers. The Company will amortize such payment over the life of the renegotiated contract into income. The Company expects to build its overall merchant card processing business in an effort to offset any potential decline in future revenues.

    Loan servicing revenues decreased to $584,000 for the year ended December 31, 1998, compared to $831,000 and $1,619,000 in 1997 and 1996. The decline in
1997 was due to a 1996 loan, the loan servicing sale, and prepayments occurring within the Company's SBA servicing portfolio. Future loan servicing income will be dependent on prepayments of loans held in the Company's servicing portfolio, the volume of additional loans added to this portfolio and any future bulk servicing sales. See "Mortgage Banking and Mortgage Brokerage" and Note B of Notes to Consolidated Financial Statements.

    In 1998, $32,700,000 of callable bonds carried within the Company's investment securities portfolio were called by their issuers. As several of these bonds were purchased at a discount the Company recorded a gain on the redemption of $199,000 in 1998. Securities sale and call activity was minimal in 1997 and 1996. See Note D of Notes to Consolidated Financial Statements.

    OTHER OPERATING EXPENSE. Other operating expense amounted to $25,313,000 in 1998, $22,855,000 in 1997 and $38,946,000 in 1996. This represents an increase of $2,458,000 or 11% in 1998 and a decrease of $16,091,000 or 41% in 1997 when compared to 1996.

    Salary and employee benefits expense for 1998 increased $2,564,000, or 22%, to $14,041,000, as compared to $11,477,000 for 1997. This compared with a 33% decrease during 1997 over the 1996 salary and employee benefits expense of $17,151,000. The increase in 1998 is due to an increase in staff to accommodate mortgage loan origination. The decline in salary and benefit expense in 1997 is due to the merger of Allied into NBR and the reduction in mortgage banking operations. The Company's full-time equivalent staff levels were 308, 252 and 321 at December 31, 1998, 1997, and 1996, respectively.

    Occupancy and equipment expense was $3,676,000 in 1998, $3,328,000 in 1997, and $5,604,000 in 1996. In 1998 the increase of $348,000 was attributable to the additional space requirement of the Company's mortgage brokerage operations. In 1997, this represents a decrease of 41%, or $2,276,000, over 1996 occupancy and equipment expense. The reduction in occupancy and equipment expense in 1997 of $2,276,000 is attributable to the merger of Allied into NBR and the reduction of mortgage banking operations.

    In November 1996 the Company's Board of Directors approved a plan to merge its two wholly owned subsidiaries, National Bank of the Redwoods and Allied Bank, F.S.B. As a result of the merger, the surviving bank, National Bank of the Redwoods, assumed all of Allied's rights and obligations. In connection with the merger, and as a result of the Company's decision to significantly curtail its wholesale mortgage banking production capacity, the Company recorded a restructuring charge of $2,357,000 in the fourth quarter of 1996. The restructuring of the Company, which includes both the merger of Allied into National Bank of the Redwoods and the reduction in "A" paper wholesale lending, includes the closing of the Portland and Sacramento mortgage loan production offices, the partial write-off of Allied's administrative headquarters, termination of employees, and write-off of duplicative or unnecessary fixed assets. The total charge to operations associated with these matters consisted of:

Severance for 70 employees......................................  $ 651,000
Accrual for discontinued leases.................................    772,000
Writeoff of leasehold improvements, furniture and fixtures......    934,000
                                                                  ---------
                                                                  $2,357,000
                                                                  ---------
                                                                  ---------

    At December 31, 1998, $163,000 of the restructuring charge remained in other liabilities, substantially all of which is related to the future minimum lease payments associated with the closed facilities. The Company is continuing to seek sublease tenants for many of these closed facilities and an additional portion of the restructuring charge may be reversed in future periods if the Company is successful in entering into such arrangements.

    The following table describes the components of other operating expense for the years ended December 31, 1998, 1997 and 1996.

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                       1998       1997       1996
                                                     ---------  ---------  ---------
                                                             (IN THOUSANDS)
Professional fees..................................  $   1,138  $   1,757  $   1,942
Regulatory expense and insurance...................        676        563      1,209
Postage and office supplies........................      1,055      1,297      1,715
Shareholder expenses and Director fees.............        339        381        406
Advertising........................................        468        409        581
Telephone..........................................        702        829        758
Electronic data processing.........................      1,612      1,417      1,216
Net costs of other real estate owned...............        956        568        451
Merchant card loss.................................         --         --      1,200
SAIF recapitalization charge.......................         --         --      2,192
Other..............................................        650      1,115      2,164
                                                     ---------  ---------  ---------
                                                     $   7,596  $   8,336  $  13,834
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

    Other expenses were $7,596,000 during 1998, a decrease of $740,000, or 9%, when compared to 1997 expenses of $8,336,000. Other expense decreased $5,498,000 or 40% in 1997 when compared to 1996. The 1998 decline is a result of the Company's cost control efforts. The decrease in 1997 is attributable to the merger of Allied into NBR, curtailment of "A paper" wholesale mortgage banking, and the 1996 SAIF deposit insurance premium charge of $2,192,000 and a $1,200,000 charge related to the Company's obligation following the bankruptcy of one of its merchant card customers.

    INCOME TAXES. The Company's effective tax rate was a provision of 29.7% in 1998, a provision of 39.8% in 1997 and a benefit of 40.5% in 1996. The decrease in the Company's effective tax rate in 1998 is a result of a change in estimate associated with a deferred tax item. Prior to the fourth quarter in 1998, the Company had maintained a deferred tax liability for deferred loan fees. During the fourth quarter it was determined that such deferred liability was no longer required.

BUSINESS SEGMENTS

    Summary financial data by industry segment as follows:

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
                                                        (IN THOUSANDS)
Community Banking:
  Revenue.....................................  $  20,595  $  23,201  $  28,754
  Expenses....................................     16,314     17,795     29,469
                                                ---------  ---------  ---------
    Income (loss) before income tax...........  $   4,281  $   5,406  $    (715)
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

Sub Prime:
  Revenue.....................................  $   1,741  $   1,852  $   4,843
  Expenses....................................      2,339      3,014      4,383
                                                ---------  ---------  ---------
    Income (loss) before income tax...........  $    (598) $  (1,162) $     460
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

Bankcard:
  Revenue.....................................  $   3,120  $   2,095  $   2,264
  Expenses....................................      1,128      1,290      2,267
                                                ---------  ---------  ---------
    Income (loss) before income tax...........  $   1,992  $     805  $      (3)
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

Mortgage Banking and Brokerage:
  Revenue.....................................  $   9,090  $   3,514  $   6,850
  Expenses....................................      7,572      2,856      9,089
                                                ---------  ---------  ---------
    Income (loss) before income tax...........  $   1,518  $     658  $  (2,239)
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

Total Company:
  Revenue.....................................  $  34,546  $  30,662  $  42,711
  Expenses....................................     27,353     24,955     45,208
                                                ---------  ---------  ---------
    Income (loss) before income tax...........  $   7,193  $   5,707  $  (2,497)
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------

COMMUNITY BANKING

    The Community Banking segment revenues have declined for the last three years principally as a result of decling earning assets. In an effort to balance the Company's permanent loan portfolio, over the last two years management has limited the origination of construction and residential loans. In addition, the competitive nature of community banking has hindered the origination of both commercial and commercial real estate loans. Prospectively the Company expects to moderately increase all categories of permanent loans within the group through renewed marketing efforts and development of new distribution channels.

SUB PRIME LENDING

    In 1998 the Company's sub prime lending segment which is known as Allied Diversified Credit, or "ADC" recorded an operating loss of $598,000 in 1998 compared to an operating loss of $1,162,000 in 1997 and operating income of $460,000 in 1996. The sub prime mortgage banking business has undergone substantial changes in the last two years as increased competition, narrowing margins, and deterioration of the secondary marketing environment has caused several well publicized bankruptcies of major sub prime conduits. In response to these conditions the Company significantly downsized it's sub prime operations in the fourth quarter of 1998. The Company is currently evaluating all aspects of this business line.

BANKCARD

    The Merchant Card processing segment has experienced three successive years of revenue and earnings growth due to an increase in the number of merchants it services and an increase reliance on independent sales organizations (ISO's) to market its services. In December 1998 the Company renegotiated the terms of a processing contract with an ISO who represented $1,736,000 or 66% of the Company's 1998 merchant draft net processing revenue. In summary, as a result of the renegotiation the ISO bought down its processing rate in consideration for a payment of $2,600,000 to the Company. The term of the renegotiated contract is for two years and requires the Company to continue to process merchant card transaction volume from this ISO's customers. The Company will amortize such payment over the life of the renegotiated contract into income. The Company expects to build its overall merchant card processing business in an effort to offset any potential decline in future revenues that may result in periods following the term of the buydown.

MORTGAGE BANKING AND BROKERAGE

    The Residential Mortgage Banking and Brokerage segment of the company has operated under the name "Valley Financial" since the beginning of 1997. This segments performance dramatically improved in 1998 with substantial gains in total revenue and operating income over 1997 and 1996. The principal reason for the improvement relate to a favorable interest rate and economic environment. This segment is highly sensitive to changes in mortgage interest rates and local economical conditions.

    In the fourth quarter of 1996 the Company significantly curtailed its wholesale mortgage loan originations operations associated with the wholesale generation of mortgage loans which predominantly conform to the underwriting standards set by Fannie Mae, Freddie Mac, or other institutional investors. This type of activity is commonly referred to as "A paper" wholesale mortgage banking. This decision was taken due to concerns over declining profit margins and interest rate risk. As a result of this action, the Company's mortgage banking operations has focused on its sub prime mortgage business along with retail generation of "A paper" mortgage loans through its brokerage operations. Accordingly, revenues and expenses associated with this segment have been significantly reduced from historic levels.

INVESTMENT PORTFOLIO

    The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities held to maturity until maturity and management believes that the Company has the ability to do so. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. The following table summarizes the maturities of the Company's debt securities at their carrying value and their weighted average yields at December 31, 1998. Yields on tax-exempt securities have been computed on a tax-equivalent basis.

                                                                         AVAILABLE FOR SALE
                                          --------------------------------------------------------------------------------
                                                            AFTER ONE       AFTER FIVE
                                           WITHIN ONE      THROUGH FIVE     THROUGH TEN      AFTER TEN
                                              YEAR            YEARS            YEARS           YEARS            TOTAL
                                          -------------   --------------   -------------   --------------   --------------
                                          AMOUNT  YIELD   AMOUNT   YIELD   AMOUNT  YIELD   AMOUNT   YIELD   AMOUNT   YIELD
                                          ------  -----   -------  -----   ------  -----   ------   -----   -------  -----
                                                                       (DOLLARS IN THOUSANDS)
U.S. Government and agencies............  $4,018  6.36%   $19,372  5.72%   $5,151  5.99%      --      --    $28,541  5.86%
Other bonds and mortgaged backed
  securities............................     --     --     1,997   5.80%      --     --       --      --    $1,997   5.80%
                                          ------          -------          ------          ------           -------
  Total.................................  $4,018  6.36%   $21,369  5.72%   $5,151  5.99%    $ --      --    $30,538  5.85%
                                          ------          -------          ------          ------           -------
                                          ------          -------          ------          ------           -------

                                                                          HELD TO MATURITY
                                          --------------------------------------------------------------------------------
                                                             AFTER ONE      AFTER FIVE
                                            WITHIN ONE     THROUGH FIVE     THROUGH TEN      AFTER TEN
                                               YEAR            YEARS           YEARS           YEARS            TOTAL
                                          --------------   -------------   -------------   --------------   --------------
                                          AMOUNT   YIELD   AMOUNT  YIELD   AMOUNT  YIELD   AMOUNT   YIELD   AMOUNT   YIELD
                                          ------   -----   ------  -----   ------  -----   -------  -----   -------  -----
                                                                       (DOLLARS IN THOUSANDS)
U.S. Government and agencies............   $ --      --    $4,000  6.32%   $6,986  6.58%       --     --    $10,986  6.49%
Other bonds and mortgaged backed
  securities............................     41    3.60%     541   4.45%     338   4.50%   13,861   7.04%   $14,781  6.84%
                                          ------           ------          ------          -------          -------
Total...................................   $ 41    3.60%   $4,541  6.10%   $7,324  6.48%   $13,861  7.04%   $25,767  6.69%
                                          ------           ------          ------          -------          -------
                                          ------           ------          ------          -------          -------

    The following table summarizes the book value of the Company's investment securities held on the dates indicated:

                                                       AVAILABLE FOR SALE
                                                ---------------------------------
                                                          DECEMBER 31,
                                                  1998        1997        1996
                                                ---------  -----------  ---------
                                                         (IN THOUSANDS)
U.S. Government and agencies..................  $  28,542   $  41,907   $  33,852
Other bonds and mortgage-backed securities....      1,996          --          --
                                                ---------  -----------  ---------
  Total.......................................  $  30,538   $  41,907   $  33,852
                                                ---------  -----------  ---------
                                                ---------  -----------  ---------

                                                        HELD TO MATURITY
                                                ---------------------------------
                                                          DECEMBER 31,
                                                  1998        1997        1996
                                                ---------  -----------  ---------
                                                         (IN THOUSANDS)
U.S. Government and agencies..................  $  10,986   $  18,360   $  12,736
Other bonds and mortgage-backed securities....     14,781       8,401       2,701
FHLB and FRB Stock............................      4,105       3,897       3,344
                                                ---------  -----------  ---------
  Total.......................................  $  29,872   $  30,658   $  18,781
                                                ---------  -----------  ---------
                                                ---------  -----------  ---------

LOAN PORTFOLIO

    The Company concentrates its lending activities in three principal areas: real estate mortgage loans (residential and commercial loans), real estate construction loans and commercial loans. At December 31, 1998, these three categories accounted for approximately 58%, 17% and 23%, respectively, of the Company's loan portfolio. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrowers' depository relationships with the Company and prevailing money market rates indicative of the Company's cost of funds.

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

                                                DECEMBER 31,
                            -----------------------------------------------------
                              1998       1997       1996       1995       1994
                            ---------  ---------  ---------  ---------  ---------
                                               (IN THOUSANDS)
Residential real estate
  mortgage................  $  97,194  $  93,516  $ 115,631  $ 160,767  $ 220,764
Commercial real estate
  mortgage................     59,257     57,425     67,401     55,667     52,385
Commercial................     63,260     69,097     73,987     79,723     72,728
Real estate
  construction............     46,905     55,031     84,908     62,432     31,086
Installment and other.....      5,095      9,200      8,284     12,669     10,425
Less deferred fees........     (2,395)    (1,873)    (2,797)    (3,035)    (2,818)
                            ---------  ---------  ---------  ---------  ---------
Total loans...............    269,316    282,396    347,414    368,223    384,570
Less allowance for loan
  losses..................     (8,041)    (7,645)    (7,040)    (5,037)    (5,787)
                            ---------  ---------  ---------  ---------  ---------
Net loans.................  $ 261,275  $ 274,751  $ 340,374  $ 363,186  $ 378,783
                            ---------  ---------  ---------  ---------  ---------
                            ---------  ---------  ---------  ---------  ---------

    REAL ESTATE MORTGAGE LOANS. As of December 31, 1998, the Company's residential mortgage loans totaled $97,194,000, or 36%, of its total loans. These loans were predominantly originated in Sonoma and Mendocino Counties. Total residential loans increased $3,678,000 during the year as a result of normal origination activity. As of December 31, 1997, residential mortgage loans totaled $93,516,000 or 33% of total loans. Such loans declined $22,115,000 due to a curtailment of origination activity. As of December 31, 1996 residential mortgage loans totaled $115,631,000. Such loans declined $34,509,000 during the year due to prepayments and continuing restructuring of the Company's balance sheet. This 1996 restructuring was accomplished by a $34,000,000 loan sale in the second quarter of 1996. In 1995, total residential mortgage loans decreased $54,800,000. The decrease in residential real estate loans is due primarily to loan sales of $35.9 million during the second quarter of 1995. The sale was executed to restructure the Company's balance sheet and consequently improve the Company's capital ratios and reduce its interest rate risk. In addition, in the third quarter of 1995, the Company swapped $22.1 million of adjustable rate loans with Fannie Mae for a mortgage-backed security which had a coupon rate of 7.295% and was scheduled to mature in 2025; this security, which was classified as available for sale, was sold prior to December 31, 1995, with settlement due from broker in January 1996. The Company does not anticipate any further restructuring of the Company's balance sheet through loan sales.

    At December 31, 1998, $31,994,000, or 33%, of the Company's residential real estate mortgage loans were fixed-rate mortgage loans having original terms ranging from one to thirty years. Another $59,187,000, or 61%, were held as adjustable-rate mortgages, substantially all of which adjust semi-annually, based on the Eleventh District Cost-of-Funds Index published monthly by the FHLB. The Company no longer originates mortgages tied to this index. The balance of these loans, $6,013,000, or 6%, consisted of multifamily loans, second mortgage loans and loans on improved single-family lots. The majority of the Company's residential mortgage loans have been underwritten for the Company's portfolio and do not necessarily meet standard underwriting criteria for sale in the secondary market. Approximately 59% of the total amount outstanding had principal balances that were less than $300,000. The Company's residential real estate mortgage loans predominately have loan-to-value ratios of 80% or less, using current loan balances and appraised values as of the time of origination. The Company's general policy is not to exceed an 80% loan-to-value ratio on residential mortgage loans without mortgage insurance. The Company generally does not make portfolio loans on a negative amortization basis.

    As of December 31, 1998, the Company had outstanding $63,260,000 in commercial mortgage loans, which constituted 23% of total loans. These loans were primarily secured by owner-occupied commercial properties and have 5- to 15-year maturities based upon 25- to 30-year amortization periods. The ratio of the loan principal amount to appraised values are generally 75% or less, using appraised values at the time of loan origination, and the loans are predominantly for owner-occupied small office buildings or office/ warehouses. The Company originates commercial mortgage loans that are guaranteed by the SBA up to 70% to 90% of the balance. The SBA guaranteed portion of such loans are sold into the secondary market with the unguaranteed principal balance retained. The aggregate retained unguaranteed principal balance of such loans was $9 million at December 31, 1998. Approximately 54% of the total amount outstanding of commercial mortgage loans had principal balances that were less than $250,000.

    The Company also originates residential mortgage loans for sale. See "Mortgage Banking and Mortgage Brokerage."

    REAL ESTATE CONSTRUCTION LOANS. Real estate construction loans are primarily for residential housing. The primary market focus is toward individual borrowers and small residential and commercial projects. The economic viability of the project and the borrower's past development record and creditworthiness are primary considerations in the loan underwriting decision. The Company had $46,905,000 in construction loans outstanding at December 31, 1998, comprising 17% of its total loans. These loans were principally located in Northern California. This represents a decrease of $8,126,000 or 15% from 1997. In 1997 construction loans decreased $29,486,000 or 35% from 1996. Approximately $22 million of these loans consisted of 107 single-family individual-borrower construction loans, and the remaining loans included 51 subdivision projects, 11 land development projects and 6 commercial projects. At December 31, 1998, the largest single-family construction loan commitment was $3,000,000, and the average commitment was less than $350,000. The largest commitment for a subdivision project was $3,215,000 million, and the average subdivision commitment was less than $850,000. The average commercial project involved a loan of approximately $790,000.

    Construction loans are funded on a line-item, percentage of completion basis. As the builder completes various line items (foundation, framing, electrical, etc.) of the project, or portions of those line items, the work is reviewed by one of several independent inspectors hired by the Company. Upon approval from the inspector, the Company funds the draw request according to the percentage completion of the line items that have been approved. The Company rotates inspectors during construction to ensure independent review. Actual funding checks must be signed by an officer of the Company, and that officer must also initial the line-item worksheet used to support the draw request. In addition, Company personnel or agents routinely inspect the various construction projects, all of which are located in the Company's lending area.

    Commercial real estate mortgage and construction lending contains potential risks which are not inherent in other types of commercial loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market area, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in its primary market area even if real estate values elsewhere in California remained stable or increased.

    COMMERCIAL LOANS. Commercial loans consist primarily of short-term financing for businesses and professionals located in Sonoma and Mendocino Counties. At December 31, 1998, these loans totaled $63,260,000, or 23%, of the Company's total loans. This represents a decrease of $5,837,000 or 8% from 1997 due to normal loan payoffs. In 1997 commercial loans increased $15,524,000 or 29% from 1996. The commercial loans are diversified as to industries and types of businesses, with no material industry concentrations. Commercial loan borrowers generally have deposit relationships with the Company. The commercial loans can be unsecured or secured by various assets, including equipment, receivables, deposits and other assets. Commercial loans may be secured by commercial or residential property; however, they are not classified as mortgage loans since these loans are not typically taken out for the purpose of acquiring real estate and the loans are short-term. In these cases, the mortgage collateral is often taken as additional collateral. As of December 31, 1998, the size of individual commercial loans varied widely, with 97% having principal balances less than $350,000. At December 31, 1998, the Company had 20 commercial borrowers whose aggregate individual liability exceeded $2,000,000.

    LOAN COMMITMENTS. In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of the commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 1998, the Company had outstanding $36,322,000 in unfunded mortgage loan commitments, $27,298,000 in undisbursed loan commitments and $557,000 in standby letters of credit. The Company's undisbursed commercial loan commitments represent primarily business lines of credit. The undisbursed construction commitments represented undisbursed funding on construction projects in process. The mortgage loan commitments represented approved but unfunded mortgage loans with the Company's mortgage banking business.

    MATURITY DISTRIBUTION. The following table shows the maturity distribution of the Company's commercial and real estate construction loans outstanding as of December 31, 1998, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

                                                             AFTER ONE
                                                  WITHIN      THROUGH    AFTER FIVE
                                                 ONE YEAR   FIVE YEARS      YEARS       TOTAL
                                                 ---------  -----------  -----------  ----------
                                                                 (IN THOUSANDS)
Commercial.....................................  $  22,802   $  17,849    $  22,609   $   63,260
Real estate construction.......................     44,703       1,908          294       46,905
                                                 ---------  -----------  -----------  ----------
  Total........................................  $  67,505   $  19,757    $  22,903   $  110,165
                                                 ---------  -----------  -----------  ----------
                                                 ---------  -----------  -----------  ----------

Loans with fixed interest rates................  $  41,697   $   9,897    $   1,972   $   53,566
Loans with variable interest rates.............     25,808       9,860       20,931       56,599
                                                 ---------  -----------  -----------  ----------
  Total........................................  $  67,505   $  19,757    $  22,903   $  110,165
                                                 ---------  -----------  -----------  ----------
                                                 ---------  -----------  -----------  ----------

DEPOSIT STRUCTURE

    The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposits, savings and checking accounts. In addition to the Company's local depository offices, it attracts certificates of deposit, primarily from financial institutions throughout the nation, by publishing rates in national publications. These certificates of deposit have often been attracted at interest rates at or above local market retail deposit rates. The national deposit market is utilized to supplement funding for the Company's mortgage banking activities and other liquidity needs. There can be no assurance that this funding practice will continue to provide deposits at attractive rates, or that applicable federal regulations will not limit the Company's ability to attract deposits in this manner. The Company generally does not purchase brokered deposits and had no brokered deposits at December 31, 1998.

    The following chart sets forth the distribution of the Company's average daily deposits for the periods indicated.

                                                  YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------
                                      1998                  1997                  1996
                              --------------------  --------------------  --------------------
                               AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE
                              ---------  ---------  ---------  ---------  ---------  ---------
                                                   (DOLLARS IN THOUSANDS)
Transaction accounts:
  Savings & Money Market....  $ 119,624       3.58% $ 130,999       3.94% $ 129,405       4.02%
  NOW.......................     23,236       1.27     21,804       1.47     21,245       1.64
  Noninterest bearing.......     82,074         --     77,382         --     65,082         --
Time deposits $100,000 and
  over......................     57,724       5.62     44,342       5.68     95,258       5.35
Other time deposits.........     81,920       5.39    128,002       5.33    143,770       6.09

    The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 1998:

                                                                                    AMOUNT
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
Remaining Maturity:
  Three months or less.........................................................    $  20,331
  Over three months to six months..............................................       13,912
  Over six months to 12 months.................................................       19,690
  Over 12 months...............................................................        8,667
                                                                                 -------------
    Total......................................................................    $  62,600
                                                                                 -------------
                                                                                 -------------

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

OTHER BORROWINGS

    At December 31, 1998, the Company had paid off all outstanding FHLB short-term borrowings with a weighted average interest rate of 6.03%, collateralized by approximately $54,183,000 in residential mortgage loans. Remaining available credit at December 31, 1998 was $2,105,000. Advances are made on a short-term basis with a rolling maturity date and are typically repaid within a 30-day period. On occasion, a borrowing is made on a fixed maturity basis. In such instances, maturities do not extend beyond one year. The following table summarizes the highest amount of FHLB borrowings outstanding for a month-end during the year, the average balance of borrowings from the FHLB and the weighted average rate for the three years ended December 31, 1998.

                                                     DECEMBER 31,
                                          -----------------------------------
                                            1998         1997         1966
                                          ---------  -------------  ---------
                                                    (IN THOUSANDS)
Average balance during the year.........     $1,318           $566    $21,834
Average interest rate during the year...       6.03%          5.00%      5.94%
Maximum month-end balance during the
  year..................................     $1,966         $1,819    $39,000
Date of maximum month-end balance.......  March 31    December 31   April 30

MORTGAGE BANKING AND MORTGAGE BROKERAGE

MORTGAGE BANKING.

    The Company's results of operations have been substantially affected by mortgage banking and mortgage brokerage activity, which can fluctuate significantly, in both volume and profitability, with changes in interest rates. For 1998, mortgage loans originated for sale volume totaled $479 million, or $300 million more than the $179 million originated in 1997. In 1997, such originations were $1.194 billion less than the $1.373 billion originated in 1996. The mix of these originations in 1998 was approximately 92% fixed rate loans vs. 8% adjustable rate loans compared to 84% fixed, and 16% adjustable for 1997, and 88% fixed rate loans vs. 12% variable for 1996.

    The following table represents the Company's residential lending origination and sale activity for the years indicated.

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1998       1997       1996
                                                      ---------  ---------  ---------
                                                               (IN MILLIONS)
Mortgage banking loan originations..................  $     479  $     179  $   1,373
Increase (decrease) from prior period...............        168%       (87)%       64%
Mortgage banking loan sales.........................  $     480  $     225  $   1,481
Increase (decrease) from prior period...............        113%       (85)%       69%
Mortgage banking revenue............................  $      21  $      15  $      31

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

    The following lists the notional amounts of the various hedging instruments outstanding at December 31, 1998 and the date through which exercise dates extend:

                                                                               EXERCISE DATES
                                                            NOTIONAL AMOUNT    EXTEND THROUGH
                                                            ----------------  ----------------
Forward contracts to sell MBS.............................   $   11,000,000      February 1999

    MORTGAGE BROKERAGE.

    Beginning in the later half of 1996 the Company commenced its mortgage loan brokerage operation through Valley Financial, a division of National Bank of the Redwoods. The Company's mortgage loan brokerage operates in six offices throughout the San Francisco Bay Area. The Company maintains brokerage relationships with approximately 100 mortgage lenders. Total volume of loans brokered in 1998, 1997 and 1996 amounts to $893,224,000, $432,400,000, and
$67,750,000. Total revenue received from mortgage loan brokerage operations amounted to $4,976,000, $2,238,000 and $73,000 in 1998, 1997 and 1996
respectively.

    All of the Company's mortgage loans brokered to other lending institutions meet certain investor underwriting criteria regarding loan-to-value ratios, maturities, yields and related documentation. Generally speaking, these loans must conform to established Freddie Mac/Fannie Mae underwriting criteria, maturities that vary from five to thirty years, loan-to-value ratios of 80% or less (90% or less with mortgage insurance), adequate borrowing liquidity, and the ability of the borrower to service the mortgage debt (and all other debt) out of income.

    MORTGAGE LOAN SERVICING. Mortgage loan servicing includes the collection and remittance of loan payments, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making inspections of the mortgage premises when required, collection of past due amounts from delinquent mortgagors, supervision of foreclosures in the event of unremedied defaults, and general administration of the loans, either for the Company or for the investors to whom the loans have been sold. The amounts of impound payments held by the Company for others totaled $507,000, $264,000 and $1,651,000 on December 31, 1998, 1997 and 1996, respectively. Servicers of loans sold to Freddie Mac or Fannie Mae generally receive a loan servicing fee of at least
 .25% per annum on the declining principal balance of the loans being serviced, but the actual fee can be higher depending upon the coupon rate of the loans being serviced and the actual pass-through rate paid to the investor. Servicing fees for other investors can vary according to market conditions at the time the loan is sold.

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

                                                         DECEMBER 31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
                                                        (IN THOUSANDS)
Loans acquired or originated by the Company
  and sold....................................  $ 122,525  $ 101,495  $ 123,988
Loans underlying purchased mortgage servicing
  rights......................................      9,200     23,867         --
                                                ---------  ---------  ---------
Total.........................................  $ 131,725  $ 125,362  $ 123,988
                                                ---------  ---------  ---------
                                                ---------  ---------  ---------
Purchased and originated mortgage servicing
  rights......................................  $     305  $     620  $     582
Purchased and originated mortgage servicing
  rights as a percentage of loans serviced....        .23%       .49%       .47%

    Management may from time to time determine to sell the Company's mortgage loans on a servicing released basis based on market conditions. The Company sells loan servicing rights to offset the cost of originating mortgage loans. The amount of loan servicing rights sold annually by the Company may vary because of market fluctuations in the pricing of loan servicing rights, and the amount of gain upon sale of servicing rights may vary significantly from period to period. In 1996 the Company sold a portion of its originated servicing rights on a bulk basis for gains of $2,153,000. No such gains or losses were realized in 1998 and 1997. The Company also purchases mortgage servicing rights ("PMSR") in order to better utilize its servicing capabilities and to take advantage of market prices which management believed to be favorable. The amounts the Company pays for the rights to service loans are carried on the Company's statement of financial condition as intangible assets and are amortized in proportion to, and over the estimated life of, the related pools of mortgage loans using a method approximating the interest method. The Company's carrying values of purchased mortgage servicing rights, and the amortization thereon, are evaluated quarterly, by portfolios, and such carrying values are adjusted for indicated impairments based on management's best estimate of the remaining cash flows. Such estimates may vary from the actual remaining cash flows due to unanticipated prepayments of the underlying mortgage loans and increases in servicing costs. The Company's carrying values of purchased mortgage servicing rights do not purport to represent the amount that would be realizable by a sale of these assets in the open market. The Company's OMSR and PMSR amortization, including valuation adjustments, totaled $327,000 for 1998, $293,000 for 1997, and $2,021,000 for 1996. The amortized values of the Company's PMSR pools were $97,000 and $145,000 at December 31, 1998 and 1997, respectively. There was no amortized value at December 31, 1996.

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

    On January 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These statements address the accounting and reporting by creditors for impairment of certain loans. In general, a loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except loans that are measured at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process. The effect of adopting SFAS 114 has not been material to the Company's balance sheet or statement of operations.

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

    At December 31, 1998 and 1997 the Company's total recorded investment in impaired loans was $10,293,000 and $10,899,000 of which $8,573,000 and
$8,927,000 relates to the recorded investment for which there is a related allowance for credit losses of $1,543,000 and $1,565,000 determined in accordance with these statements. The amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these statements was $1,720,000 and $1,972,000 at December 31, 1998 and 1997. At December 31, 1998 approximately 80% of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated present value cash flow.

    The average recorded investment in impaired loans during the year ended December 31, 1998 and 1997 was $10,377,000 and $10,949,000. The related amount of interest income recognized during the period that such loans were impaired was $578,000 and $558,000. No interest income was recognized using a cash-basis method of accounting during the period that the loans were impaired.

    As of December 31, 1998 and 1997 there were $5,556,000 and $7,883,000 of loans on which the accrual of interest had been discontinued. Interest due but excluded from interest income on loans placed on nonaccrual status was $341,000, $469,000 and $499,000 for the years ended December 31, 1998, 1997 and 1996.
Interest income received on nonaccrual loans was $51,000, $84,000 and $12,000 for the years ended December 31, 1998, 1997 and 1996.

    The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

                                                                        DECEMBER 31,
                                                    -----------------------------------------------------
                                                      1998       1997       1996       1995       1994
                                                    ---------  ---------  ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS)
Nonaccrual loans..................................  $   5,556  $   7,883  $   8,246  $   4,201  $   2,314
Accruing loans past due 90 days or more...........         --        735      1,536         92      2,767
Restructured loans (in compliance with modified
  terms)..........................................      1,045      1,109        599        651        432
                                                    ---------  ---------  ---------  ---------  ---------
  Total nonperforming loans.......................      6,601      9,727     10,381      4,944      5,513
Other real estate owned...........................      2,181      6,352      2,132        963      1,814
Other assets owned................................        129        542        668      1,249      1,133
                                                    ---------  ---------  ---------  ---------  ---------
  Total nonperforming assets......................  $   8,911  $  16,621  $  13,181  $   7,156  $   8,460
                                                    ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------
Nonperforming loans to total loans................       2.45%      3.44%      2.99%      1.34%      1.43%
Nonperforming assets to total assets..............       2.11       3.72       2.64       1.28       1.34
Allowance for loan losses to nonperforming
  assets..........................................      90.24      46.00      53.41      70.39      68.40
Allowance for loan losses to nonperforming
  loans...........................................       1.22       0.79       0.68       1.02       1.05

    Nonperforming loans totaled $6,601,000 at December 31, 1998, consisting of $1,781,000 that were secured by residential real estate and $3,571,000 secured by commercial real estate with the remaining $1,249,000 were either unsecured or collateralized by various business assets other than real estate.

    Other real estate owned totaled $2,181,000 at December 31, 1998, consisting of $883,000 in construction and land development and $1,298,000 in residential properties. Other assets owned were contract receivable rights and repossessed personal property carried at $129,000.

    In addition to the above mentioned assets, as of December 31, 1998 management of the Company has identified six lending relationships which in aggregate amount to approximately $3,136,000 in potential nonperforming loans, as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

    The following table provides certain information for the years indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                                     YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------
                                                        1998       1997       1996       1995       1994
                                                      ---------  ---------  ---------  ---------  ---------
                                                                     (DOLLARS IN THOUSANDS)
Balance at beginning of period......................  $   7,645  $   7,040  $   5,037  $   5,787  $   5,209
                                                      ---------  ---------  ---------  ---------  ---------
Charge-offs:
  Residential real estate mortgage..................        617        408        741        304        434
  Commercial real estate mortgage...................        355        124        244         14         57
  Commercial........................................        794        784      2,517      1,985        593
  Real estate construction..........................        179        456        725         --         32
  Installment and other.............................         55        148        337        147         86
                                                      ---------  ---------  ---------  ---------  ---------
Total charge-offs...................................      2,000      1,920      4,564      2,450      1,202
                                                      ---------  ---------  ---------  ---------  ---------
Recoveries:
  Residential real estate mortgage..................         31         15          2         25         39
  Commercial real estate mortgage...................         10         --          5         --          3
  Commercial........................................        279        295        252         84          8
  Real estate construction..........................          3         --         --         --         --
  Installment and other.............................         33        115         46          1          1
                                                      ---------  ---------  ---------  ---------  ---------
Total recoveries....................................        356        425        305        110         51
                                                      ---------  ---------  ---------  ---------  ---------
Net charge-offs.....................................      1,644      1,495      4,259      2,340      1,151
                                                      ---------  ---------  ---------  ---------  ---------
Reserves acquired from Codding......................         --         --         --         --        634
Provision for loan losses...........................      2,040      2,100      6,262      1,590      1,095
                                                      ---------  ---------  ---------  ---------  ---------
Balance at end of period............................  $   8,041  $   7,645  $   7,040  $   5,037  $   5,787
                                                      ---------  ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------  ---------
Net charge-offs during the period to average
  loans.............................................        .62%       .46%      1.22%       .60%       .40%
Allowance for loan losses to total loans............       2.99       2.71       2.03       1.37       1.50
Allowance for loan losses to nonperforming loans....     121.82      78.60      67.82     101.88     104.97

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

    It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover anticipated charge-offs, and management believes that the allowance at December 31, 1998 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

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

    Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans and undisbursed commitments. The allocation below should not be interpreted as an indication of the specific amounts or loan categories in which future charge-offs may occur:

                                                                        DECEMBER 31,
                           ------------------------------------------------------------------------------------------------------
                                     1998                      1997                      1996                      1995
                           ------------------------  ------------------------  ------------------------  ------------------------
                            ALLOWANCE      % OF       ALLOWANCE      % OF       ALLOWANCE      % OF       ALLOWANCE      % OF
                           FOR LOSSES      LOANS     FOR LOSSES      LOANS     FOR LOSSES      LOANS     FOR LOSSES      LOANS
                           -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
Residential real estate
  mortgage...............   $   1,725           36%   $   2,061           33%   $   1,522           34%   $   1,922           44%
Commercial real estate
  mortgage...............       1,260           22          650           20          809           19          664           15
Commercial...............       2,514           23        1,640           24        1,753           21        1,082           21
Real estate
  construction...........       1,691           17        1,821           20        2,076           24        1,210           17
Installment and other....         207            2          194            3          231            2          118            3
Unallocated..............         644           --        1,279           --          649           --           41           --
                           -----------         ---   -----------         ---   -----------         ---   -----------         ---
Total....................   $   8,041          100%   $   7,645          100%   $   7,040          100%   $   5,037          100%
                           -----------         ---   -----------         ---   -----------         ---   -----------         ---
                           -----------         ---   -----------         ---   -----------         ---   -----------         ---


                                     1994
                           ------------------------
                            ALLOWANCE      % OF
                           FOR LOSSES      LOANS
                           -----------  -----------

Residential real estate
  mortgage...............   $   2,231           56%
Commercial real estate
  mortgage...............         728           14
Commercial...............       1,441           19
Real estate
  construction...........         723            8
Installment and other....         336            3
Unallocated..............         328           --
                           -----------         ---
Total....................   $   5,787          100%
                           -----------         ---
                           -----------         ---

    In 1998 the Company was required by various mortgage loan investors to repurchase 9 non performing residential mortgage loans or purchase foreclosed real property. From time to time the Company may be required to repurchase mortgage loans from investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower, first payment default or fraud. Primarily these repurchases involve loans which are in default. The Company expects that it may be required to repurchase loans in the future. The Company maintains a reserve for its estimate of potential losses associated with the potential repurchase of previously sold mortgage loans. Such reserve amounts to $172,000 as of December 31, 1998.

LIQUIDITY

    Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses. It is the Company's general policy to retain liquidity at the parent at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of December 31, 1998, Redwood held $2,335,000 in deposits at NBR and a $3,000,000 subordinated note issued by NBR.

    In 1998, Redwood reinstated a cash dividend to its common stock holders at a quarterly rate of $.04 per share. Payment of dividends by the Company is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if

NBR became undercapitalized. If NBR is restricted from paying dividends, Redwood could be unable to pay the above obligations. No assurance can be given as to the ability of NBR to pay dividends to Redwood. In 1998, NBR declared dividends of $1,200,000.

    Although each entity within the consolidated group manages its own liquidity, the Company's consolidated cash flows can be divided into three distinct areas; operating, investing and financing. For the year ended December 31, 1998 the Company received $4,102,000 and $10,027,000 in cash flows from operations and investment activities while using $28,006,000 in financing activities, respectively.

    The principal sources of asset liquidity are federal funds sold and loans held for sale. Secondary sources of liquidity are loan repayments, investments available for sale, maturing investments, and investments that can be used as collateral for other borrowings. At December 31, 1998, the Company had $26,205,000 in federal funds sold and $32,620,000 in loans held for sale. Total investments were $60,410,000, of which $19,075,000 were pledged.

    Time deposits from other financial institutions totaled $993,000 or .3% of total deposits, at December 31, 1998, a decrease of $2,407,000 from the $3,400,000 recorded at December 31, 1997, which amounted to .9% of total deposits at that time. These deposits are used to supplement liquidity when the Company determines that deposits from local sources would be more expensive. The Company is able to retain such deposits at favorable rates when desired. The volume of these deposits is dependent on anticipated mortgage origination volumes.

    Liability-based liquidity includes interest-bearing and noninterest bearing retail deposits, which are a relatively stable source of funds, time deposits from financial institutions throughout the United States, federal funds purchased, and other short-term and long-term borrowings, some of which are collateralized. The Company collateralized FHLB advances as NBR is a member of the FHLB. Management uses FHLB advances as part of its funding strategy because the rates paid for those advances are generally lower than the rates paid on deposits. FHLB advances must be collateralized by the pledging of qualified mortgage loans of NBR. NBR's FHLB borrowing limitation at December 31, 1998 and December 31, 1997 was $2,105,000. At December 31, 1997, NBR had $1,800,000 in
FHLB advances outstanding, as compared to $4,000,000 at December 31, 1996. Management believes that at December 31, 1998 the Company's liquidity position was adequate for the operations of Redwood and its subsidiaries for the foreseeable future.

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

    Under the risk-based capital standard, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight. This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity and noncumulative preferred stock) and "Tier 2" capital (defined as principally comprising the allowance for loan losses and subordinated debt). At December 31, 1998, 1997 and 1996, the Company and its subsidiaries were required to maintain a total risk-based capital ratio of 8%, including a Tier 1 capital ratio of at least 4%.

    Under the leverage capital standard, an institution must maintain a specified minimum ratio of Tier 1 capital to total assets, with the minimum ratio ranging from 4% to 6% for other than the highest rated institutions. The minimum leverage ratio for the Company and NBR is based on average assets for the quarter.

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

    The table below shows the capital ratios for the Company and NBR at December 31, 1998.

                                                                               COMPANY       NBR
                                                                             -----------  ---------
Total capital to risk based assets.........................................       16.94%      15.98%
Tier 1 capital to risk based assets........................................       11.84%      13.75%
Leverage ratio.............................................................        8.84%      10.31%

    Under the most stringent capital requirement, the Company has approximately $27,992,000 in excess capital before it becomes under-capitalized. Similarly, NBR has $25,002,000 in excess capital.

YEAR 2000 PROBLEM

    The "Year 2000 Problem" relates to the fact that many computer programs and equipment utilizing microprocessors only use two digits to represent a year, such as "99" to represent "1999," which means that in the year 2000 such programs/processors could incorrectly treat the year 2000 as the year 1900. The Company's business is highly dependent on technology and data processing. As a result, Bank management and the Board of Directors have made Year 2000 compliance a high priority. The issue must be recognized as a business issue, rather than simply a computer issue, because of the way its effects could ripple through the economy. The Company could be affected either directly or indirectly by the Year 2000 issue. This could happen if any of its critical computer systems or equipment containing embedded logic fail, if the local infrastructure (power, communication system, or water system) fails, if its significant vendors or third-party processors are adversely impacted, or if its borrowers or depositors are significantly impacted by their internal systems or their customers or suppliers.

    The Company principally relies on third-party software and processing for its mission-critical applications needs. It licenses software and/or data processing services from outside vendors for its critical functions such as mortgage lending, merchant credit card program, ATM, item processing and customer statements. The Company also is dependent on personal computers and a local area network which is supported by a Microsoft operating environment. The foregoing systems are classified by the Company as mission critical information technology ("IT") systems.

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

    The Company's third-party application software, data processing vendors, local area network and operating systems and the power and communication infrastructure provide critical support to substantially all of its business and operations. Failure to successfully complete renovation, validation and implementation of mission critical IT systems could have a material adverse effect on the operations and financial performance of the Company. Moreover, Year 2000 issues experienced by significant vendors or third-party processors or customers of the Company could negatively impact the business and operations of the Company even if its critical IT systems function satisfactorily. Due to the many variables related to the

Year 2000 issue and the lack of information on Year 2000 readiness from non-IT service providers such as power and phone systems vendors, the Company cannot quantify the potential cost of problems if the Company's renovation and implementation efforts or the efforts of significant vendors or customers are not successful.

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

    Many vendors and third-party processors of the Company's critical IT systems have informed the Company that their products/systems are Year 2000 compliant. The Company's merchant credit card program is dependent on a third-party processor. This processor's testing for Year 2000 compliance is ongoing. No alternate vendor is readily available. In the event this vendor cannot satisfactorily process credit card changes for merchants in the Bank's program, the Bank's results of operations could be adversely impacted. If initial testing for other critical IT systems is not satisfactory, the Company plans to commence taking corrective action and complete secondary testing by on or about June 30, 1999.

    The Company has run tests on selected components of its core processing system during 1998 with technical assistance from the vendor and an outside consultant. At the date of this report the Company believes it remains on schedule to complete initial testing of all mission-critical IT systems by June 30, 1999.

COSTS

    The Company is expensing all period costs associated with the Year 2000 issue. Through December 31, 1998, the amount of such expense has been approximately $35,000. Management estimates that the Bank will incur approximately an additional $150,000 in Year 2000 related expenses for the identification, correction and reprogramming, and testing of systems for Year 2000 compliance in fiscal 1999. There can be no assurance that these expenses will not increase as further testing and assessment of vendor and customer readiness for the Year 2000 continues. The above cost estimates include costs for consultants, running tests, technical assistance from vendors and costs for products replaced for Year 2000 compliance. These costs exclude the cost of the Company's internal staff time.

RISKS

    Management believes it will be difficult to predict the outcome of the Year 2000 issue due to the complexity of technology and the inability to assess the impact of the Year 2000 problem on third-party processors, non-IT mission critical systems and the local, national and international economy. Management has attempted, however, to identify a most reasonably likely worst case scenario. This scenario suggests that the Year 2000 problem might negatively impact some of the Company's significant IT vendors and processors and non-IT vendors/products through the failure of the party to be prepared or the impact on them of their own vendors and customers including possible short-term power failures. Management believes that if this scenario occurs its ability to process mortgages and/or credit card charges could be temporarily delayed and earnings could be materially adversely impacted especially if a recession results. It is not possible to predict the effect of this scenario on the economic viability of its customers and the related adverse impact it may have on the Company's financial position and results of operations, including the level of the Bank's provision for possible loan losses in future periods. Further, there can be no assurance that other possible adverse scenarios will not occur.

    The Company presently believes that, with modifications to existing software within its control which needs to be made Year 2000 compliant and assuming representations of Year 2000 readiness from significant IT vendors, processors and customers are accurate, the Year 2000 issue should not pose significant operational risks for the Company's IT systems as so modified. However, other significant risks relating to the Year 2000 problem are that of the unknown impact of this problem on the operations of the Bank's customers, processors and vendors, the impact of catastrophic infrastructure failures such as power, communications and water on the Company's systems, the economy and future actions which banking or securities regulators may take.

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

CONTINGENCY PLANS

    The Company has developed contingency plans for software systems utilized by the Company, should they not successfully pass the Company's Year 2000 testing. Generally this involves the identification of an alternate vendor or expected actions the Company could take, as well as the establishment of a trigger date to implement the contingency plan. The Company is also considering the purchase of a backup generator to provide power for certain critical functions in the event of a power failure and additional cash will be on hand for potential liquidity needs. Company personnel are being trained to manually perform certain critical functions if computers fail. The Company intends to develop, in accordance with regulatory guidelines, further contingency plans to address potential business disruptions resulting from Year 2000 issues. However, this process is not expected to be substantially completed until on or about June 30, 1999. The Company's contingency plans will be subject to change throughout 1999.

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

    The following table sets forth, as of December 31, 1998, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

                                                              AFTER THREE   AFTER SIX    AFTER ONE
                                                    WITHIN    MONTHS BUT   MONTHS BUT    YEAR BUT
                                                    THREE     WITHIN SIX     WITHIN       WITHIN     AFTER FIVE
                                                    MONTHS      MONTHS      ONE YEAR    FIVE YEARS      YEARS       TOTAL
                                                  ----------  -----------  -----------  -----------  -----------  ----------
                                                                            (DOLLARS IN THOUSANDS)
EARNING ASSETS:
Federal funds sold..............................  $   26,205   $      --    $      --    $      --    $      --   $   26,205
Investment securities and other.................       1,006       2,012        6,035       23,914       27,449       60,416
Mortgage loans held for sale....................      32,620          --           --           --           --       32,620
Loans...........................................     115,069      35,418       21,964       34,623       62,242      269,316
                                                  ----------  -----------  -----------  -----------  -----------  ----------
Total earning assets............................     174,900      37,430       27,999       58,537       89,691      388,557
                                                  ----------  -----------  -----------  -----------  -----------  ----------
INTEREST-BEARING LIABILITIES:
Interest-bearing transaction accounts...........     141,316          --           --           --           --      141,316
Time deposits...................................      45,593      33,717       42,720       18,758          168      140,956
Other borrowings................................       1,371          --           --           --           --        1,371
Subordinated notes..............................      12,000          --           --           --           --       12,000
                                                  ----------  -----------  -----------  -----------  -----------  ----------
Total interest-bearing liabilities..............     200,280      33,717       42,720       18,758          168      295,643
                                                  ----------  -----------  -----------  -----------  -----------  ----------
Interest rate sensitivity gap...................  $  (25,380)  $   3,713    $ (14,721)   $  39,779    $  89,523   $   92,914
                                                  ----------  -----------  -----------  -----------  -----------  ----------
                                                  ----------  -----------  -----------  -----------  -----------  ----------
Cumulative interest rate sensitivity gap........  $  (25,380)  $ (21,667)   $ (36,388)   $   3,391    $  92,914
                                                  ----------  -----------  -----------  -----------  -----------
                                                  ----------  -----------  -----------  -----------  -----------
Interest rate sensitivity gap ratio.............         .87        1.11          .66         3.12       533.87
Cumulative interest rate sensitivity gap
  ratio.........................................         .87         .91          .87         1.01         1.31

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

    On a monthly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a December 31, 1998 and 1997 summary of interest rate risk exposure as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of 200 basis points up and 200 basis points down.

                                                     CHANGE IN ANNUAL         CHANGE IN
                                                       NET INTEREST        MARKET VALUE OF
CHANGE IN INTEREST RATE                                   INCOME               EQUITY
--------------------------------------------------  ------------------  ---------------------
1998
+200..............................................    $      557,000        $  (6,920,000)
+100..............................................           270,000           (3,788,000)
-100..............................................        (1,585,000)           3,563,000
-200..............................................        (3,943,000)           6,455,000

1997
+200..............................................    $      838,000        $  (4,938,000)
+100..............................................           406,000           (2,862,000)
-100..............................................          (704,000)           3,355,000
-200..............................................        (1,479,000)           7,266,000

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

    The following consolidated financial statements of Redwood and its subsidiaries, and independent auditors' report included in the Annual Report of Redwood to its shareholders for the years ended December 31, 1998, 1997 and 1996.

                                                                                          PAGE
                                                                                        ---------
Independent Auditors' Report..........................................................         44
Consolidated Financial Statements of Redwood Empire Bancorp
  Consolidated Statements of Operations for the years ended December 31, 1998, 1997
    and 1996..........................................................................         45
  Consolidated Balance Sheets as of December 31, 1998 and 1997........................         46
  Consolidated Statements of Shareholders' Equity for the years ended December 31,
    1998, 1997 and 1996...............................................................         47
  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997
    and 1996..........................................................................         48
  Notes to Consolidated Financial Statements..........................................         49

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of

Redwood Empire Bancorp

Santa Rosa, California

    We have audited the accompanying consolidated balance sheets of Redwood Empire Bancorp and subsidiaries (Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Redwood Empire Bancorp and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

San Francisco, California
January 26, 1999 (February 22, 1999, as to Note N)

                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Interest income:
  Interest and fees on loans.....................................................  $  27,685  $  32,283  $  41,469
  Interest on investment securities..............................................      4,334      3,702      3,120
  Interest on federal funds sold.................................................      1,040      1,314      1,028
  Interest on time deposits due from financial institutions......................         --          7        167
                                                                                   ---------  ---------  ---------
Total interest income............................................................     33,059     37,306     45,784

Interest expense:
  Interest on deposits...........................................................     12,712     15,428     19,927
  Interest on other borrowings...................................................        360        252      1,601
  Interest on subordinated notes.................................................      1,107      1,107      1,115
                                                                                   ---------  ---------  ---------
Total interest expense...........................................................     14,179     16,787     22,643
                                                                                   ---------  ---------  ---------
Net interest income..............................................................     18,880     20,519     23,141
Provision for loan losses........................................................      2,040      2,100      6,262
                                                                                   ---------  ---------  ---------
Net interest income after provision for loan losses..............................     16,840     18,419     16,879
                                                                                   ---------  ---------  ---------
Other operating income:
  Service charges on deposit accounts............................................      1,072      1,146      1,224
  Merchant draft processing, net.................................................      2,609      1,585      1,849
  Loan servicing income..........................................................        584        831      1,619
  Net realized gains (losses) on sale of investment securities held for sale and
    redemption of investment securities..........................................        225         23         (3)
  Gain on sale of loans and loan servicing.......................................      5,095      3,601     12,328
  Mortgage brokerage revenue, net................................................      4,976      2,238         73
  Other income...................................................................      1,105        719      2,480
                                                                                   ---------  ---------  ---------
Total other operating income.....................................................     15,666     10,143     19,570
                                                                                   ---------  ---------  ---------
Other operating expense:
  Salaries and employee benefits.................................................     14,041     11,477     17,151
  Occupancy and equipment expense................................................      3,676      3,328      5,604
  Restructuring (credit) charge..................................................         --       (286)     2,357
  Other..........................................................................      7,596      8,336     13,834
                                                                                   ---------  ---------  ---------
Total other operating expense....................................................     25,313     22,855     38,946
                                                                                   ---------  ---------  ---------
Income (loss) before income taxes................................................      7,193      5,707     (2,497)
Provision (benefit) for income taxes.............................................      2,102      2,266     (1,011)
                                                                                   ---------  ---------  ---------
Net income (loss)................................................................      5,091      3,441     (1,486)
Dividends on preferred stock.....................................................        112        449        449
                                                                                   ---------  ---------  ---------
Net income (loss) available for common stock shareholders........................  $   4,979  $   2,992  $  (1,935)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Earnings (loss) per common and common equivalent share:
  Basic earnings (loss) per share................................................  $    1.57  $    1.08  $   (0.71)
  Diluted earnings (loss) per share..............................................       1.47       1.02      (0.71)

See Notes to Consolidated Financial Statements.

                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
Assets:
Cash and due from banks..............................................................   $   15,982    $   21,511
Federal funds sold...................................................................       26,205        34,553
                                                                                       ------------  ------------
  Cash and cash equivalents..........................................................       42,187        56,064

Investment securities:
  Held to maturity, at cost (market value: 1998--$30,014; 1997--$31,273).............       29,872        30,658
  Available for sale, at market (cost: 1998--$30,127; 1997--$41,816).................       30,538        41,907
                                                                                       ------------  ------------
    Total investment securities......................................................       60,410        72,565
Mortgage loans held for sale.........................................................       32,620        16,929
Loans:
  Portfolio loans....................................................................      269,316       282,396
  Less allowance for loan losses.....................................................       (8,041)       (7,645)
                                                                                       ------------  ------------
    Net loans........................................................................      261,275       274,751

Premises and equipment, net..........................................................        4,082         4,055
Mortgage servicing rights, net.......................................................          305           620
Other real estate owned..............................................................        2,181         6,352
Cash surrender value of life insurance...............................................        3,033         2,929
Other assets and interest receivable.................................................       16,206        12,454
                                                                                       ------------  ------------
      Total Assets...................................................................   $  422,299    $  446,719
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Liabilities and Shareholders' Equity:
Deposits:
  Noninterest bearing demand deposits................................................   $   82,448    $   98,915
  Interest bearing transaction accounts..............................................      141,316       149,939
  Time deposits $100,000 and over....................................................       62,600        53,878
  Other time deposits................................................................       78,356        88,689
                                                                                       ------------  ------------
    Total deposits...................................................................      364,720       391,421
Other borrowings.....................................................................        1,371         2,341
Other liabilities and interest payable...............................................        5,568         7,714
Subordinated notes...................................................................       12,000        12,000
                                                                                       ------------  ------------
      Total Liabilities..............................................................      383,659       413,476
                                                                                       ------------  ------------
Commitments and Contingencies........................................................           --            --
Shareholders' Equity:
  Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding:
    1988--no shares, 1997--575,000 shares; liquidation preference of $10.00 per share           --         5,750
  Common stock, no par value; authorized 10,000,000 shares; issued and outstanding:
    1998--3,363,565 shares, 1997--2,780,209 shares                                          25,801        19,656
  Retained earnings..................................................................       12,600         8,024
  Accumulated other comprehensive income, net........................................          239          (187)
                                                                                       ------------  ------------
      Total Shareholders' Equity.....................................................       38,640        33,243
                                                                                       ------------  ------------
          Total Liabilities and Shareholders' Equity.................................   $  422,299    $  446,719
                                                                                       ------------  ------------
                                                                                       ------------  ------------

See Notes to Consolidated Financial Statements.

                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                              PREFERRED                 COMMON
                                        COMPREHENSIVE   ----------------------  ----------------------   RETAINED
                                           INCOME         SHARES       STOCK      SHARES       STOCK     EARNINGS
                                       ---------------  -----------  ---------  -----------  ---------  -----------
Balances, January 1, 1996                                      575   $   5,750       2,674   $  18,728   $   6,967
Comprehensive loss:
  Net loss...........................     $  (1,486)                                                        (1,486)
Other comprehensive loss:
  Unrealized holding losses arising
    during period, net of tax of
    $137.............................          (190)
  Less: reclasssification adjustment
    net of tax of $204...............          (281)
                                            -------
    Other comprehensive loss.........          (471)
                                            -------
    Comprehensive loss...............     $  (1,957)
                                            -------
                                            -------
Stock options exercised..............                                                   70         553
Cash dividends declared--preferred...                                                                         (449)
Cash dividends declared--common......
                                                               ---   ---------  -----------  ---------  -----------
Balances, December 31, 1996                                    575       5,750       2,744      19,281       5,032
Comprehensive income:
  Net income.........................     $   3,441                                                          3,441
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of
    $80..............................           117
  Less: reclasssification adjustment
    net of tax of $17................            27
                                            -------
    Other comprehensive income.......           144
                                            -------
    Comprehensive income.............     $   3,585
                                            -------
                                            -------
Stock options exercised..............                                                   36         375
Cash dividends declared--preferred...                                                                         (449)
                                                               ---   ---------  -----------  ---------  -----------
Balances, December 31, 1997                                    575       5,750       2,780      19,656       8,024
Comprehensive income:
  Net income.........................     $   5,091                                                          5,091
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of
    $152.............................           208
  Less: reclasssification adjustment
    net of tax of $163...............           218
                                            -------
    Other comprehensive income.......           426
                                            -------
    Comprehensive income.............     $   5,517
                                            -------
                                            -------
Conversion of preferred stock to
  common.............................                         (575)     (5,750)        498       5,686
Common stock repurchased.............                                                  (17)       (283)
Stock options exercised..............                                                  103         742
Cash dividends declared--preferred...                                                                         (112)
Cash dividends declared--common......                                                                         (403)
                                                               ---   ---------  -----------  ---------  -----------
Balances, December 31, 1998                                     --          --       3,364      25,801   $  12,600
                                                               ---   ---------  -----------  ---------  -----------
                                                               ---   ---------  -----------  ---------  -----------

                                          ACCUMULATED
                                             OTHER
                                         COMPREHENSIVE
                                          INCOME, NET       TOTAL
                                       -----------------  ---------
Balances, January 1, 1996                  $     140      $  31,585
Comprehensive loss:
  Net loss...........................                        (1,486)
Other comprehensive loss:
  Unrealized holding losses arising
    during period, net of tax of
    $137.............................
  Less: reclasssification adjustment
    net of tax of $204...............

    Other comprehensive loss.........           (471)          (471)

    Comprehensive loss...............

Stock options exercised..............                           553
Cash dividends declared--preferred...                          (449)
Cash dividends declared--common......                            --
                                               -----      ---------
Balances, December 31, 1996                     (331)        29,732
Comprehensive income:
  Net income.........................                         3,441
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of
    $80..............................
  Less: reclasssification adjustment
    net of tax of $17................

    Other comprehensive income.......            144            144

    Comprehensive income.............

Stock options exercised..............                           375
Cash dividends declared--preferred...                          (449)
                                               -----      ---------
Balances, December 31, 1997                     (187)        33,243
Comprehensive income:
  Net income.........................                         5,091
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of
    $152.............................
  Less: reclasssification adjustment
    net of tax of $163...............

    Other comprehensive income.......            426            426

    Comprehensive income.............

Conversion of preferred stock to
  common.............................                           (64)
Common stock repurchased.............                          (283)
Stock options exercised..............                           742
Cash dividends declared--preferred...                          (112)
Cash dividends declared--common......                          (403)
                                               -----      ---------
Balances, December 31, 1998                $     239      $  38,640
                                               -----      ---------
                                               -----      ---------

See Notes to Consolidated Financial Statements.

                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                  1998        1997        1996
                                                                                ---------  ----------  ----------
Cash flows from operating activities:
Net income (loss).............................................................  $   5,091  $    3,441  ($   1,486)
                                                                                ---------  ----------  ----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization, net..........................................      1,731         129       2,500
  Deferred taxes..............................................................     (1,247)      1,382      (2,334)
  Net realized (gains) losses on securities available for sale................       (225)        (23)          3
  Loans originated for sale...................................................   (479,351)   (182,096) (1,381,133)
  Proceeds from sale of loans held for sale...................................    486,011     228,890   1,492,795
  Gain on sale of loans and loan servicing....................................     (5,095)     (3,601)    (12,328)
  Provision for loan losses...................................................      2,040       2,100       6,262
  Change in cash surrender value of life insurance............................       (104)       (628)     (2,071)
  Change in other assets and interest receivable..............................     (2,346)      8,436       3,520
  Change in other liabilities and interest payable............................     (2,492)     (3,334)       (916)
  Noncash restructuring (credit) charge.......................................         --        (286)      2,260
  Other, net..................................................................         89          95      (1,832)
                                                                                ---------  ----------  ----------
  Total adjustments...........................................................       (989)     51,064     106,726
                                                                                ---------  ----------  ----------
    Net cash provided by operating activities.................................      4,102      54,505     105,240
                                                                                ---------  ----------  ----------
Cash flows from investing activities:
  Net increase in loans.......................................................     (9,547)     26,073     (55,729)
  Proceeds from sale of loans in portfolio....................................      1,666       2,043       4,168
  Purchases of investment securities available for sale.......................    (22,146)    (23,845)    (31,235)
  Purchases of investment securities held to maturity.........................    (13,133)    (17,056)       (207)
  Sales of investment securities available for sale...........................      1,995       7,031       4,918
  Maturities of investment securities available for sale......................     26,913      13,974      13,500
  Maturities of investment securities held to maturity........................     19,503         513       4,012
  Purchase of premises and equipment, net of retirements......................     (1,611)     (1,469)       (884)
  (Purchase) sale of mortgage servicing rights................................        (12)       (330)      3,281
  Change in interest bearing deposits due from financial institutions.........         --         315         102
  Proceeds from sale of other real estate owned...............................      6,399       1,982       2,617
                                                                                ---------  ----------  ----------
    Net cash provided by (used in) investing activities.......................     10,027       9,231     (55,457)
                                                                                ---------  ----------  ----------
Cash flows from financing activities:
  Change in noninterest bearing transaction accounts..........................    (16,467)     27,101       6,743
  Change in interest bearing transaction accounts.............................     (8,623)     (6,514)     26,487
  Change in time deposits.....................................................     (1,611)    (65,616)    (55,173)
  Change in other borrowings..................................................       (970)     (7,966)    (37,564)
  Issuance of stock...........................................................        180         299         506
  Dividends paid..............................................................       (515)       (449)       (449)
                                                                                ---------  ----------  ----------
    Net cash used in financing activities.....................................    (28,006)    (53,145)    (59,450)
                                                                                ---------  ----------  ----------
Net change in cash and cash equivalents.......................................    (13,877)     10,591      (9,667)
Cash and cash equivalents at beginning of period..............................     56,064      45,473      55,140
                                                                                ---------  ----------  ----------
Cash and cash equivalents at end of period....................................  $  42,187  $   56,064  $   45,473
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------
Supplemental Disclosures:
Cash paid during the period for:
  Income taxes................................................................  $   2,709  $    2,454  $    2,730
  Interest....................................................................     14,047      18,571      23,166
Noncash investing and financing activities:
  Transfer from loans to other real estate owned..............................      2,900       6,436       4,263
  Loans to facilitate sale of other real estate owned.........................         --          --         350
  Transfer from mortgage loans held for sale to loans.........................      8,999       1,377      59,000
  Transfer of investment securities from available for sale to held to
    maturity..................................................................         --          --      17,193
  Conversion of preferred stock to common.....................................      5,686          --          --

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--DESCRIPTION OF BUSINESS

    Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California, and operating in Northern California. Its wholly-owned subsidiary is National Bank of the Redwoods("NBR"), a national bank chartered in 1985. A previously wholly-owned subsidiary, Allied Bank, F.S.B., (Allied), a Federal Savings Bank, was merged with its sister subsidiary, NBR, in March, 1997. The Company's business strategy involves two principal business activities, commercial banking and residential lending which are conducted through NBR.

    NBR provides its commercial banking services through five retail branches located in Sonoma County, California, one retail branch located in Mendocino County, California, and one retail branch located in Lake County, California. Loan services at NBR are generally extended to professionals and to businesses with annual revenues of less than $10 million. Commercial loans are primarily for working capital, asset acquisition and commercial real estate. NBR's targeted commercial banking market area includes the California counties north of San Francisco. NBR generates noninterest income through merchant draft processing by virtue of its status as a Principal Member of Visa/MasterCard. As a Preferred Lender under the Small Business Administration ("SBA") Loan Guarantee Program, NBR generates noninterest income through premiums received on the sale of the guaranteed portions of SBA loans and the resulting on-going servicing income on its SBA portfolio. In addition, NBR originates both commerical and residential construction loans for its portfolio.

    The Company's residential mortgage lending business has been conducted primarily through NBR. NBR originates one-to-four family residential mortgage loans which predominantly conform to the underwriting standards set by Fannie Mae, Freddie Mac or other institutional mortgage conduits. These loans are commonly referred to as "A paper" loans and are primarily acquired by NBR on a retail basis through NBR's own retail loan officers. NBR also originates mortgage loans through its Allied Diversified Credit ("ADC") division that do not comply with all standards established by Fannie Mae or Freddie Mac. These loans are commonly referred to as "Sub Prime" loans and are acquired by ADC on a wholesale and retail basis. Substantially all mortgage loan originations are either brokered to other residential lenders or are packaged and sold into the secondary market. NBR sells substantially all the servicing rights on the mortgage loans it sells. From time to time NBR may purchase mortgage loan servicing rights from other companies, thereby generating ongoing servicing fees.

    NBR's principal targeted residential lending territory includes Northern and Central California. These areas are served by seven loan production offices located in Santa Rosa, Alamo, Pleasanton, Richmond, Monterey, Tracy and Berkeley, California.

    In November 1996 the Board of Directors voted to merge Allied into NBR. The combination of the two wholly-owned subsidiaries of Redwood Empire Bancorp was structured as a merger transaction wherein Allied was merged into NBR with NBR as the surviving bank. As a result of the merger, the surviving bank, NBR, assumed all of Allied's rights and obligations. Allied ceased to exist as a federally chartered savings institution upon the merger of Allied and National Bank of the Redwoods. On February 3, 1997 NBR received approval for the merger from the Office of the Comptroller of the Currency. The merger was consummated on March 24, 1997. In connection with this matter and the reduction in A paper wholesale lending, the Company recorded a restructuring charge of $2,357,000 in 1996. See Note R.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Certain reclassifications to the 1997 and 1996 financial statements were made to conform to the 1998 presentation.

    For the purpose of the statements of cash flows, cash and cash equivalents have been defined as cash, demand deposits with correspondent banks, cash items in transit and federal funds sold.

INVESTMENT SECURITIES

    Securities held to maturity are carried at cost adjusted by the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these investment securities to maturity. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Available for sale securities are recorded at market value and unrealized gains or losses, net of income taxes, are included in accumulated other comprehensive income, a separate component of shareholders' equity. Gain or loss on sale of investment securities is based on the specific identification method.

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

    The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated and is based on management's quarterly evaluation of the economic climate and other factors related to the collectability of loan balances. The factors considered by management include growth and composition of the loan portfolio, overall portfolio quality, review of specific problem loans, historical loss rates, regulatory reviews, trends and concentrations in delinquencies and current economic conditions that may affect the borrower's ability to pay. The actual results could differ significantly from management's estimates. The allowance for loan losses is increased by provisions charged to operations and reduced by loan charge-offs net of recoveries. A loan charge-off is recorded when a loan has been determined by management to be uncollectable.

    A loan is impaired when, based upon current information and events, it is probable that NBR will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except loans that are measured at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Management measures all loans individually for impairment as part of the Company's normal internal asset review process.

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

    In order to minimize the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("committed pipeline"), the Company enters into hedging transactions. The Company's hedging policies generally require that its inventory of mortgage loans held for sale and the maximum portion of its committed pipeline that may close be hedged with forward sales of MBS or options to buy or sell mortgage-backed or U.S. Treasury securities. As such, to the extent the Company hedges its committed pipeline, the Company is not exposed to significant interest rate risk nor will it derive any significant benefit from changes in interest rates on the price of the mortgage loan inventory net of gains or losses of associated hedge positions. The correlation between the price performance of the hedge instruments and the inventory being hedged is very high due to the similarity of the asset and the related hedge instrument. The Company is exposed to interest[cad 220]rate risk to the extent that the portion of loans from the committed pipeline that actually closes at the committed price is less than the portion expected to close, in the event of a decline in rates and in the event such decline in closings is not covered by options to purchase MBS needed to replace the loans in process that do not close at their committed price. The Company determines the portion of its committed pipeline that it will hedge based on numerous factors, including the composition of the Company's committed pipeline, the portion of such committed pipeline likely to close, the timing of such closings and the current interest rate environment.

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

    A listing of financial instruments whose contract amounts represent credit risk is as follows:

                                                      CONTRACT OR NOTIONAL
                                                             AMOUNT
                                                     ----------------------
                                                          DECEMBER 31,
                                                     ----------------------
                                                        1998        1997
                                                     ----------  ----------
Financial instruments whose contract amounts
  represent credit risk:
    Commitments to extend credit...................  $63,620,000 $46,113,000
    Standby letters of credit......................     557,000     508,000

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

    The following table reconciles the numerator and denominator used in computing both basic earnings (loss) per share and diluted earnings (loss) per share for the periods indicated:

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------

                                                                       (IN THOUSANDS EXCEPT
                                                                        PER SHARE AMOUNTS)
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)...............................................  $   5,091  $   3,441  $  (1,486)
Less: Preferred stock dividend..................................        112        449        449
                                                                  ---------  ---------  ---------
Net income (loss) available to common stock shareholders........  $   4,979  $   2,992  $  (1,935)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Weighted average common shares outstanding......................      3,170      2,776      2,721
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Basic earnings (loss) per share.................................  $    1.57  $    1.08  $   (0.71)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss) available to common stock shareholders........  $   4,979  $   2,992  $  (1,935)
Dilutive effect of Preferred Stock dividend.....................        112        449         --
                                                                  ---------  ---------  ---------
                                                                  $   5,091  $   3,441  $  (1,935)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Weighted average common shares outstanding......................      3,170      2,776      2,721
Effect of outstanding stock options.............................         87        103         --
Effect of Convertible Preferred Stock...........................         --        499         --
                                                                  ---------  ---------  ---------
                                                                      3,257      3,378      2,721
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Diluted earnings (loss) per share...............................  $    1.47  $    1.02  $   (0.71)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

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

BUSINESS SEGMENTS

    On January 1, 1998, the Company adopted FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The adoption of this statement at December 31, 1998 did not impact the Company's consolidated financial position, results of operations or cash flows, and any effect was limited to the form and content of its disclosures.

COMPREHENSIVE INCOME

    On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Comprehensive income includes net income and other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities held-for-sale. Reclassification adjustments result from gains or losses on investment securities held-for-sale that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose. They are excluded from comprehensive income of the current period to avoid double counting. Annual financial statements for all periods have been restated.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements.

    In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", which established accounting and reporting standards for certain activities of mortgage banking and other similar enterprises. After securitization of mortgage loans held for sale, SFAS No. 134 requires an entity to classify the resulting mortgage-backed securities or other retained interests, based on its ability or intent to sell or hold those investments. Management believes that the adoption of SFAS No. 134 will have no impact on the Company's financial position or results of operations. This Statement is effective for fiscal years beginning after Decemer 15, 1998, with earlier application permitted.

NOTE C--CASH AND DUE FROM BANKS

    The Company's subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank. The required reserve balance included in cash and due from banks was approximately $3,183,000 and $5,489,000 at December 31, 1998 and 1997.

NOTE D--INVESTMENT SECURITIES

    An analysis of the investment securities portfolio follows:

                                                                          GROSS          GROSS
                                                          AMORTIZED    UNREALIZED     UNREALIZED     MARKET
                                                            COST          GAINS         LOSSES        VALUE
                                                         -----------  -------------  -------------  ---------
                                                                            (IN THOUSANDS)
December 31, 1998:
AVAILABLE FOR SALE:
  U.S. Government obligations..........................     $30,127           $411           $--      $30,538
                                                         -----------         -----           ---    ---------
                                                         -----------         -----           ---    ---------
HELD TO MATURITY:
  U.S. Government obligations..........................     $10,986           $ 63           $ 6      $11,043
  Mortgage-backed and other securities.................      14,781             94             9       14,866
                                                         -----------         -----           ---    ---------
    Total debt securities..............................      25,767            157            15       25,909
  FRB and FHLB stock...................................       4,105             --            --        4,105
                                                         -----------         -----           ---    ---------
    Total held to maturity.............................     $29,872           $157           $15      $30,014
                                                         -----------         -----           ---    ---------
                                                         -----------         -----           ---    ---------

December 31, 1997:
AVAILABLE FOR SALE:
  U.S. Government obligations..........................     $41,816           $126           $35      $41,907
                                                         -----------         -----           ---    ---------
                                                         -----------         -----           ---    ---------

HELD TO MATURITY:
  U.S. Government obligations..........................     $18,360           $587           $12      $18,935
  Mortgage-backed and other securities.................       8,401             40            --        8,441
                                                         -----------         -----           ---    ---------
    Total debt securities..............................      26,761            627            12       27,376
  FRB and FHLB stock...................................       3,897             --            --        3,897
                                                         -----------         -----           ---    ---------
    Total held to maturity.............................     $30,658           $627           $12      $31,273
                                                         -----------         -----           ---    ---------
                                                         -----------         -----           ---    ---------

    Debt securities by contractual maturity at December 31, 1998, were due as follows:

                                                                          AMORTIZED    MARKET
                                                                            COST        VALUE
                                                                         -----------  ---------
                                                                             (IN THOUSANDS)
Held to maturity:
  One year or less.....................................................   $      41   $      41
  After one year through five years....................................       4,541       4,581
  After five years.....................................................      21,185      21,287
                                                                         -----------  ---------
                                                                          $  25,767   $  25,909
                                                                         -----------  ---------
                                                                         -----------  ---------

Available for sale:
  One year or less.....................................................   $   3,997   $   4,018
  After one year through five years....................................      21,113      21,369
  After five years.....................................................       5,017       5,151
                                                                         -----------  ---------
                                                                          $  30,127   $  30,538
                                                                         -----------  ---------
                                                                         -----------  ---------

    Proceeds from sales of available held for sale investments in debt securities during 1998, 1997 and 1996 were $1,995,000, $7,031,000, and
$4,918,000. This sale resulted in the realization of gross gains of

$40,000 for 1998, gross gains of $30,000 and gross losses of $12,000 for 1997, gross gains of $5,000 and gross losses of $8,000 for 1996. Gains on redemption by issuers of debt securities amounted to $185,000 and $5,000 in 1998 and 1997. There were no redemptions made in 1996.

    During 1996 the Company transferred $17,193,000 in investment securities carried as available for sale into the held to maturity category. At the date of transfer the unrealized holding loss of $300,000 continued to be reported as a component of accumulated other comprehensive income, a separate component of equity. Amortization or reduction through redemption of the securities by the issuer of the unrealized loss and amortization of the equity component offset each other with no effect on the results of operation. The balance of the unrealized loss included in accumulated other comprehensive income was reduced to zero as of December 31, 1998 as all transferred securities were redeemed. The balance of such unrealized loss was $242,000 as of December 31, 1997.

    Securities carried at approximately $19,545,000 and $17,994,000 at December 31, 1998 and 1997 were pledged to secure public deposits, bankruptcy deposits, and treasury tax and loan borrowings.

NOTE E--MORTGAGE BANKING ACTIVITIES

    The following lists the notional amounts of the various hedging instruments outstanding at December 31, 1998 and 1997 and the date through which exercise dates extend:

                                                  1998                              1997
                                     -------------------------------   -------------------------------
                                        NOTIONAL      EXERCISE DATES      NOTIONAL      EXERCISE DATES
                                         AMOUNT       EXTEND THROUGH       AMOUNT       EXTEND THROUGH
                                     --------------   --------------   --------------   --------------
                                     (IN THOUSANDS)                    (IN THOUSANDS)
Forward contracts to sell MBS......     $11,000       February 1999       $10,836       January 1998

    The Company services mortgage loans and participating interests in mortgage loans owned by investors. The unpaid principal balances of mortgage loans serviced for others are as follows:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                             (IN THOUSANDS)
Mortgage loan portfolios serviced for:
  Freddie Mac...........................................  $   3,919  $   9,365
  Fannie Mae............................................      3,633      5,185
  Other investors.......................................    124,173    110,812
                                                          ---------  ---------
                                                          $ 131,725  $ 125,362
                                                          ---------  ---------
                                                          ---------  ---------

    During the third and fourth quarters of 1996 the Company sold mortgage loan servicing rights associated with $839,945,000 mortgage loans whose carrying amount was $4,150,000. In connection with these sales the Company recorded net revenue of $2,153,000, which has been included in gain on sale of loans and loan servicing.

    The following table provides a summary of the Company's purchased ("PMSR") and originated ("OMSR") mortgage servicing rights portfolio:

                                                                   OMSR
                                                    -----------------------------------
                                                             STATES
                                                    ------------------------
                                           PMSR      CALIFORNIA      OTHER      TOTAL
                                         ---------  -------------  ---------  ---------
                                                         (IN THOUSANDS)
Balance, January 1, 1996...............  $   4,494    $   1,304    $     172  $   1,476

Originations...........................                     744           39        783
Sales..................................     (3,033)      (1,061)         (56)    (1,117)
Amortization...........................     (1,461)        (456)        (129)      (585)
Valuation adjustments..................                      22            3         25
                                         ---------  -------------  ---------  ---------
Balance, December 31, 1996.............         --          553           29        582

Originations...........................        163          150           18        168
Amortization...........................        (18)        (260)         (15)      (275)
                                         ---------  -------------  ---------  ---------
Balance, December 31, 1997.............        145          443           32        475

Originations...........................                      11            1         12
Amortization...........................        (48)        (265)         (14)      (279)
                                         ---------  -------------  ---------  ---------
Balance, December 31, 1998.............  $      97    $     189    $      19  $     208
                                         ---------  -------------  ---------  ---------
                                         ---------  -------------  ---------  ---------

NOTE F--LOANS AND THE ALLOWANCE FOR LOAN LOSSES

    The Company primarily makes permanent and construction residential real estate loans in California, and loans to individuals and small businesses primarily in Sonoma and Mendocino Counties, California. There are no major industry segments in the loan portfolio. Outstanding loans by type were:

                                                              DECEMBER 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                             (IN THOUSANDS)
Residential real estate mortgage........................  $  97,194  $  93,516
Commercial real estate mortgage.........................     59,257     57,425
Commercial..............................................     63,260     69,097
Real estate construction................................     46,905     55,031
Installment and other...................................      5,095      9,200
Less deferred fees......................................     (2,395)    (1,873)
                                                          ---------  ---------
  Total loans...........................................    269,316    282,396
Less allowance for loan losses..........................     (8,041)    (7,645)
                                                          ---------  ---------
  Net loans.............................................  $ 261,275  $ 274,751
                                                          ---------  ---------
                                                          ---------  ---------

    A summary of the transactions in the allowance for loan losses follows:

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
                                                                        (IN THOUSANDS)
Balance, beginning of year....................................  $   7,645  $   7,040  $   5,037
Provision for loan losses.....................................      2,040      2,100      6,262
Loans charged off.............................................     (2,000)    (1,920)    (4,564)
Recoveries....................................................        356        425        305
                                                                ---------  ---------  ---------
Balance, end of year..........................................  $   8,041  $   7,645  $   7,040
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    At December 31, 1998 and 1997 the Company's total recorded investment in impaired loans was $10,293,000 and $10,899,000 of which $8,573,000 and
$8,927,000 relates to the recorded investment for which there is a related allowance for loan losses of $1,543,000 and $1,565,000 determined in accordance with these statements and $1,720,000 and $1,972,000 relates to the amount of that recorded investment for which there is no related allowance for loan losses determined in accordance with these statements. At December 31, 1998, approximately 80% of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated cash flow.

    The average recorded investment in impaired loans during the year ended December 31, 1998 and 1997 was $10,377,000 and $10,949,000. The related amount of interest income recognized during the periods that such loans were impaired was $578,000 and $558,000.

    As of December 31, 1998 and 1997 there were $5,556,000 and $7,883,000 of loans on which the accrual of interest had been discontinued. Interest due but excluded from interest income on these nonaccrual loans was $341,000, $469,000, and $499,000 for the years ended December 31, 1998, 1997 and 1996. Interest income received on nonaccrual loans was $51,000, $84,000, and $12,000 for the years ended December 31, 1998, 1997 and 1996.

    At December 31, 1998, the Company did not have any loans past due 90 days or more in interest or principal and still accruing interest, compared to $735,000 in 1997. These loans were collateralized and in the process of collection.

    The Company originates SBA loans for sale to investors. A summary of the activity in SBA loans is as follows:

                                                              DECEMBER 31,
                                                     -------------------------------
                                                       1998       1997       1996
                                                     ---------  ---------  ---------
                                                             (IN THOUSANDS)
SBA guaranteed portion of loans originated.........  $      --  $   2,882  $   7,730
SBA loans sold.....................................         --      2,579      7,930
Premium received at sale...........................         --        243        620
SBA guaranteed portion of loans serviced for
  others...........................................     25,313     32,950     36,325
SBA Loans, net of sold portion.....................     10,330     12,960     14,175

    From time to time the Company extends credit to executive officers, directors and related parties. No preference is given to these individuals as these transactions are made in the ordinary course of business at the Company's normal credit terms, including interest rates and collateralization. There were no such balances outstanding at December 31, 1998 and 1997.

NOTE G--PREMISES, EQUIPMENT AND LEASES

    A summary of premises and equipment is as follows:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
                                                               (IN THOUSANDS)
Land......................................................  $     187  $     187
Building and leasehold improvements.......................      3,219      2,912
Furniture and equipment...................................     12,478     11,176
                                                            ---------  ---------
Total premises and equipment..............................     15,884     14,275
Less accumulated depreciation and amortization............     11,802     10,220
                                                            ---------  ---------
Premises and equipment, net...............................  $   4,082  $   4,055
                                                            ---------  ---------
                                                            ---------  ---------

    Depreciation expense for the years ended December 31, 1998, 1997, and 1996 was $1,731,000, $1,430,000, and $2,528,000.

    The Company leases certain premises and equipment used in the normal course of business. There are no contingent rental payments and the Company has five subleased properties. Total rental expense under all leases, including premises, totaled $2,210,000, $2,095,000, and $2,258,000 in 1998, 1997 and 1996. Minimum
future lease commitments are as follows: 1999--$2,052,000; 2000--$1,162,000;
2001-- $1,134,000; 2002--$870,000, 2003--$398,000 and thereafter--$780,000.
Minimum future sublease receivables are as follows: 1999--$184,000; 2000 -$33,000; 2001--$33,000; and 2002--$22,000. All subleases expire in 2002.

    NBR leases 34,000 square feet of an office building for its main office. Prior to June 1997, a partnership, of which a director of the Company is a minority partner, owned the office building. Total lease payments made to the partnership for the years ended 1997 and 1996 were $440,000 and $863,000. There were no payments made to the partnership in 1998.

NOTE H--DEPOSITS

    Time certificates of deposit of $100,000 or more totaled $62,600,000 and $53,878,000 at December 31, 1998 and 1997. Interest expense on such deposits was $3,246,000, $2,520,000, and $5,068,000 during 1998, 1997 and 1996, respectively.

    At December 31, 1998 the scheduled maturities for all time deposits are as follows:

YEAR ENDING
DECEMBER 31,
-----------------------------------
1999...............................  $  122,034
2000...............................      12,743
2001...............................         294
2002...............................       4,023
2003...............................       1,862
                                     ----------
                                     $  140,956
                                     ----------
                                     ----------

NOTE I--INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                      1998       1997       1996
                                                    ---------  ---------  ---------
                                                            (IN THOUSANDS)
Current:
  Federal.........................................  $   2,482  $     552  $   1,106
  State...........................................        867        332        217
                                                    ---------  ---------  ---------
                                                        3,349        884      1,323
                                                    ---------  ---------  ---------

Deferred:
  Federal.........................................       (975)     1,108     (1,875)
  State...........................................       (272)       274       (459)
                                                    ---------  ---------  ---------
                                                       (1,247)     1,382     (2,334)
                                                    ---------  ---------  ---------
                                                    $   2,102  $   2,266  ($  1,011)
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

    A reconciliation of the statutory income tax rate to the effective income tax rate of the Company is as follows:

                                                         1998        1997        1996
                                                      ----------  ----------  ----------
Income tax at federal statutory rate................       35.0%       35.0%       35.0%
State franchise tax, net of federal benefit.........        5.6         7.0         6.3
Change in estimate of deferred tax related to
  deferred loan fees................................       (9.4)       --          --
Other...............................................       (1.5)       (2.2)        (.8)
                                                          ---         ---         ---
                                                           29.7%       39.8%       40.5%
                                                          ---         ---         ---
                                                          ---         ---         ---

    Items that cause a decrease in the Company's effective tax rate from the federal statutory rate are state franchise taxes, net of Federal benefit and certain other credits. In 1998 the federal statutory tax rate was substantially reduced by a change in the estimate associated with a deferred tax item. Prior to 1998 the Company had maintained a deferred tax liability for deferred loan fees. During the fourth quarter of 1998 it was determined that such deferred tax liability was no longer required.

    Deferred income taxes reflect the tax effect of temporary differences existing between the financial statement basis and tax basis of the Company's assets and liabilities. Deferred tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. The Company believes it is more likely than not that the net deferred tax asset at December 31, 1998 will be utilized to reduce future taxable income. Accordingly, there is no valuation allowance associated with deferred tax assets at December 31, 1998. The tax effect of the principal temporary items creating the Company's net deferred tax asset included in other assets and interest receivable are:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998       1997
                                                              ---------  ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Allowance for loan losses.................................  $   3,239  $   3,022
  Restructuring costs.......................................        319        490
  Accrued expenses not yet deductible.......................        400        376
  Unrealized loss on securities available for sale..........         --        137
  Other real estate owned...................................        114        303
  Depreciation..............................................         38          3
  Securities and loans marked to market for tax purposes....        183         93
  State taxes...............................................         69         38
                                                              ---------  ---------
    Total deferred tax assets...............................      4,362      4,462
                                                              ---------  ---------

Deferred tax liabilities:
Deferred loan fees..........................................        237      1,189
  Unrealized gain on securities available for sale..........        173         --
  FHLB stock dividends......................................        292        212
  Premium on loan sales.....................................         13         --
  Mortgage servicing rights.................................         75        208
  Other, net................................................        165        383
                                                              ---------  ---------
    Total deferred tax liabilities..........................        955      1,992
                                                              ---------  ---------
Net deferred tax asset......................................  $   3,407  $   2,470
                                                              ---------  ---------
                                                              ---------  ---------

NOTE J--OTHER BORROWINGS

    Other borrowings consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998       1997
                                                              ---------  ---------
                                                                 (IN THOUSANDS)
Advances from FHLB..........................................  $      --  $   1,819
Treasury, tax and loan note.................................      1,371         --
Federal funds purchased.....................................         --        522
                                                              ---------  ---------
                                                              $   1,371  $   2,341
                                                              ---------  ---------
                                                              ---------  ---------

    (A) ADVANCES FROM THE FHLB

    The Company has a line of credit for short-term purposes with the Federal Home Loan Bank (FHLB). At December 31, 1998 the line of credit had been fully paid off compared to an outstanding balance of $1,819,000 at December 31, 1997. The advances drawn in 1997 at 6.29% had various maturity dates through December 1998. The average balance of FHLB advances was $1,318,000 for 1998 at an average interest rate of 6.03%. The highest month-end balance during the year was $1,966,000. All borrowings from the FHLB must be collateralized, and the Company has pledged approximately

$54,183,000 of residential mortgage loans as of December 31, 1998, to the FHLB to secure any funds it may borrow.

    (B) FEDERAL FUNDS PURCHASED AND TREASURY, TAX AND LOAN NOTE

    The Company enters into various short-term borrowing agreements which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans. Federal Funds purchased had maturities of one day.

    (C) LINE OF CREDIT

    The Company has a $3,000,000 line of credit with a major lending institution. No advances have been drawn on this credit facility.

NOTE K--GAINS ON SALE OF LOANS AND LOAN SERVICING

    The components of gains on sale of loans and loan servicing are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                       1998       1997       1996
                                                     ---------  ---------  ---------
                                                             (IN THOUSANDS)
Gain on sale of mortgage loans and servicing
  rights...........................................  $   5,095  $   3,322  $   9,197
Gains on sale of SBA loans.........................         --        279        978
Gains on bulk servicing sales......................         --         --      2,153
                                                     ---------  ---------  ---------
                                                     $   5,095  $   3,601  $  12,328
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

NOTE L--OTHER EXPENSES

    The major components of other expense are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                       1998       1997       1996
                                                     ---------  ---------  ---------
                                                             (IN THOUSANDS)
Professional fees..................................  $   1,138  $   1,757  $   1,942
Regulatory expense and insurance...................        676        563      1,209
Postage and office supplies........................      1,055      1,297      1,715
Shareholder expenses and Director fees.............        339        381        406
Advertising........................................        468        409        581
Telephone..........................................        702        829        758
Electronic data processing.........................      1,612      1,417      1,216
Net costs of other real estate owned...............        956        568        451
Merchant card loss.................................         --         --      1,200
SAIF recapitalization charge.......................         --         --      2,192
Other..............................................        650      1,115      2,164
                                                     ---------  ---------  ---------
                                                     $   7,596  $   8,336  $  13,834
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

NOTE M--STOCK OPTIONS AND BENEFIT PLANS

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

    Outstanding common stock options at December 31, 1998, are exercisable at various dates through 2006. The following table summarizes option activity:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                      NUMBER OF    OPTION PRICE
                                                       SHARES        PER SHARE
                                                     -----------  ---------------
Balance at December 31, 1995.......................     400,000      $    8.80
  Options granted..................................     108,500          10.16
  Options exercised................................     (72,000)          7.39
  Options cancelled................................      (5,000)         12.88
                                                     -----------

Balance at December 31, 1996.......................     431,500           9.33
  Options granted..................................      30,000          13.13
  Options exercised................................     (36,600)          8.14
  Options cancelled................................     (10,900)          9.39
                                                     -----------

Balance at December 31, 1997.......................     414,000           9.71
  Options granted..................................      74,000          20.50
  Options exercised................................    (124,000)          9.14
  Options cancelled................................     (10,000)          9.94
                                                     -----------

Balance at December 31, 1998.......................     354,000      $   12.16
                                                     -----------
                                                     -----------

    At December 31, 1998 16,600 shares were available for future grants under the plan.

    Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                                 OPTIONS OUTSTANDING
                                            ------------------------------     OPTIONS EXERCISABLE
                                             WEIGHTED AVG.                  --------------------------
                                               REMAINING     WEIGHTED AVG.               WEIGHTED AVG.
RANGE OF                         NUMBER       CONTRACTUAL      EXERCISE       NUMBER       EXERCISE
EXERCISE PRICES                OUTSTANDING    LIFE (YRS)         PRICE      EXERCISABLE      PRICE
-----------------------------  -----------  ---------------  -------------  -----------  -------------
$ 6.00 - $ 7.99..............      11,000            2.3       $    7.54        11,000     $    7.54
  8.00 -   9.99..............     178,000            4.9            8.96       136,000          8.76
 10.00 -  11.99..............      32,000            5.1           10.70        21,000         10.67
 12.00 -  13.99..............      59,000            5.9           13.01        40,000         12.96
 14.00 -  20.99..............      74,000            9.4           20.50             0         20.50
                               -----------                                  -----------
                                  354,000                                      208,000
                               -----------                                  -----------
                               -----------                                  -----------

    Had compensation cost for the grants been determined based upon the fair value method, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below.

                                           1998        1997        1996
                                        ----------  ----------  -----------
Net income (loss)
  As reported.........................  $5,091,000  $3,441,000  $(1,486,000)
  Pro forma...........................   4,836,000   3,313,000   (1,587,000)

Basic earnings (loss) per share
  As reported.........................        1.57        1.08         (.71)
  Pro forma...........................        1.49        1.03         (.75)

Diluted earnings (loss) per share
  As reported.........................        1.47        1.02         (.71)
  Pro forma...........................        1.40         .98         (.75)

    The fair value of the options granted during 1998, 1997, and 1996, is estimated as $727,000, $225,000, and $604,000, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend at the current rate, volatility of 30.32%, 29.5%, and 29.0% risk-free interest rate of 5.53%, 6.65%, and 6.04%, assumed forfeiture rate of zero, and an expected life of 10 years. The weighted average per share fair value of the 1998, 1997, and 1996 awards was $9.82, $7.48, and $5.56, respectively. The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the proforma calculations; acccordingly the proforma adjustments are not indicative of future proforma adjustments when the calculation will apply to all applicable stock options.

    In 1991 the Company established a 401(K) savings plan for employees who have at least one year of continuous service. The Company's contributions are based on a sliding scale where it matches 100% of the first $300 contributed by the employee, 75% of the next $400, 50% of the next $800 and 25% of the next $4,000 for a maximum contribution per employee of $2,000. Company contributions totalled $212,000, $179,000, and $257,000 in 1998, 1997 and 1996.

    In December 1993 the Company established a supplemental benefit plan (Plan) to provide death benefits and supplemental income payments during retirement for selected officers. The Plan is a nonqualified defined benefit plan and is unsecured. Benefits under the Plan are fixed for each participant and are payable over a specific period following the participant's retirement or at such earlier date as termination or death occurs. Participants vest in the plan based on their years of service subsequent to being covered by the Plan. The Company has purchased insurance policies to provide for its obligations under the Plan in the event a participant dies prior to retirement. The cash surrender value of such policies was $3,033,000 at December 31, 1998. Under this plan, the Company recognized expense of $110,000, $142,000, and $167,000 in 1998, 1997 and 1996.
The aggregate projected benefit obligation of the Plan was approximately $163,000 and $374,000 at December 31, 1998 and 1997. A discount rate of 8.5% was used to determine the aggregate projected benefit obligation for both years. The aggregate vested present value benefit obligation was $137,000 and $203,000 at December 31, 1998 and 1997.

NOTE N--SUBORDINATED DEBT AND PREFERRED STOCK

    In 1993, the Company issued $12,000,000 of 8.5% subordinated notes. The notes are due February 15, 2004 and qualify as capital for bank regulatory purposes (total capital). The notes are callable at par after January 15, 1997. Issuance costs of $473,000 are carried as a deferred asset and are amortized over the life of the notes as an adjustment to interest expense.

    On February 22, 1999, the Company redeemed the entire $12,000,000 of outstanding subordinated notes. As a result of the redemption the Company will record an extraordinary charge of $288,000 net of tax related to debt issuance costs. Such charge will be recorded by the Company in the first quarter of 1999.

    In 1993, the Company issued 575,000 shares of 7.80% Noncumulative Convertible Perpetual Preferred Stock, Series A. The preferred stock was convertible, at the option of the holder, into .8674 shares of common stock for each share of preferred stock.

    On April 30, 1998 the Company called all of its outstanding 7.80% Noncumulative Convertible Preferred Stock at a redemption price of $10.39 per share. As a result of this action, the Company issued 497,865 shares of the Company's common stock in exchange for 573,290 shares of preferred stock. The remaining shares were redeemed with cash.

NOTE O--REGULATORY MATTERS

    One of the principal sources of cash for Redwood are dividends from NBR. Total dividends which may be declared by the subsidiary financial institutions depend on the regulations which govern them. In addition, regulatory agencies can place dividend restrictions on the subsidiaries based on their evaluation of the financial condition of the subsidiaries. No restrictions are currently imposed by regulatory agencies on the subsidiaries other than the limitations found in the regulations which govern the respective subsidiaries. At December 31, 1998, NBR could pay additional dividends to Redwood of approximately $7,705,000 without prior regulatory approval.

    NBR is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary's equity. No such loans or advances were outstanding during 1998 or 1997.

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

As of December 31, 1998 and 1997, the most recent notification from the Office of the Comptroller of the Currency categorized NBR as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NBR must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBR's category.

                                                                          TO BE
                                                                       CATEGORIZED
                                                                         AS WELL
                                                                       CAPITALIZED
                                                      FOR CAPITAL     UNDER PROMPT
                                                        ADEQUACY       CORRECTIVE
                                         ACTUAL         PURPOSES         ACTION
                                     --------------  --------------   -------------
                                     AMOUNT   RATIO  AMOUNT   RATIO   AMOUNT  RATIO
                                     -------  -----  -------  -----   ------  -----
(dollars in thousands)
At December 31, 1998:

COMPANY
  Leverage Capital (to Average
    Assets)........................  $37,072   8.84% $16,769  4.00%      n/a    n/a
  Tier 1 Capital (to Risk-weighted
    Assets)........................   37,072  11.84   12,522  4.00       n/a    n/a
  Total Capital (to Risk-weighted
    Assets)........................   53,036  16.94   25,044  8.00       n/a    n/a

NBR
  Leverage Capital (to Average
    Assets)........................   43,110  10.31   16,726  4.00%   20,907   5.00%
  Tier 1 Capital (to Risk-weighted
    Assets)........................   43,110  13.75   12,539  4.00    18,808   6.00
  Total Capital (to Risk-weighted
    Assets)........................   50,079  15.98   25,077  8.00    31,347  10.00

At December 31, 1997:

COMPANY
  Leverage Capital (to Average
    Assets)........................  $31,892   7.10% $17,963  4.00%      n/a    n/a
  Tier 1 Capital (to Risk-weighted
    Assets)........................   31,892   9.72   13,122  4.00       n/a    n/a
  Total Capital (to Risk-weighted
    Assets)........................   48,037  14.64   26,243  8.00       n/a    n/a

NBR
  Leverage Capital (to Average
    Assets)........................   38,184   8.58   17,792  4.00%   22,240   5.00%
  Tier 1 Capital (to Risk-weighted
    Assets)........................   38,184  11.65   13,110  4.00    19,665   6.00
  Total Capital (to Risk-weighted
    Assets)........................   45,325  13.83   26,220  8.00    32,775  10.00

    Management believes that as of December 31, 1998, the Company and NBR meet all capital requirements to which they are subject. Under the most stringent capital requirement, NBR has approximately $25,002,000 in excess capital before it becomes "undercapitalized" under the regulatory framework for prompt corrective action.

    The prompt corrective action regulations impose restrictions upon all financial institutions to refrain from certain actions which would cause an institution to be classified as "undercapitalized", such as the declaration of the dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified as "undercapitalized". In addition, financial institutions which are classified as "undercapitalized" are subject to certain mandatory and discretionary supervisory actions.

NOTE P--BUSINESS SEGMENTS

    During the years ended December 31, 1998, 1997, and 1996, the Company operated in four principal product and service lines: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 30,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit, provides sub prime residential loans for homeowners located principally in Northern California. The Company's residential mortgage banking and brokerage arm, known as Valley Financial, includes the origination and brokerage of "A paper" loans, and servicing of loans for investors.

    The condensed income statements and average assets of the individual segments are set forth in the table below. The information in this table is derived from the internal management reporting system used by management to measure the performance of the segments and the Company. The management reporting system assigns balance sheet and income statement items to each segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a segment are assigned to that business. Total other operating expense includes indirect costs, such as overhead, operations and technology expense, are allocated to the segments based on an evaluation of costs for product or data processing. All amounts other than allocations of interest and indirect costs are derived from third parties. The provision for credit losses is allocated based on the required reserves and the net charge-offs for each respective segment. The Company allocates depreciation expense without allocating the related depreciable asset to that segment.

                                                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                       -----------------------------------------------------------------
                                                                                 MORTGAGE
                                        COMMUNITY                                 BANKING        TOTAL
                                         BANKING     SUB PRIME    BANKCARD     AND BROKERAGE    COMPANY
                                       -----------  -----------  -----------  ---------------  ---------
                                                                (IN THOUSANDS)
Total interest income................   $  30,557    $     724    $      --      $   1,778     $  33,059
Total interest expense...............      14,083           32           32             32        14,179
Interest income/(expense)
  allocation.........................       1,102         (367)         543         (1,278)            0
                                       -----------  -----------  -----------       -------     ---------
Net interest income..................      17,576          325          511            468        18,880
Provision for loan losses............       2,016           24            0              0         2,040
Total other operating income.........       3,019        1,416        2,609          8,622        15,666
Total depreciation expense...........       1,164           86           48            433         1,731
Total other operating expense........      13,134        2,229        1,080          7,139        23,582
                                       -----------  -----------  -----------       -------     ---------
Income before income taxes...........       4,281         (598)       1,992          1,518         7,193
Provision for income taxes...........       1,018         (217)         737            564         2,102
                                       -----------  -----------  -----------       -------     ---------
Net income...........................   $   3,263    $    (381)   $   1,255      $     954     $   5,091
                                       -----------  -----------  -----------       -------     ---------
                                       -----------  -----------  -----------       -------     ---------
Total Average Assets.................   $ 387,066    $   5,403    $   8,131      $  23,385     $ 423,985
                                       -----------  -----------  -----------       -------     ---------
                                       -----------  -----------  -----------       -------     ---------

                                                     FOR THE YEAR ENDED DECEMBER 31, 1997
                                       -----------------------------------------------------------------
                                                                                 MORTGAGE
                                        COMMUNITY                                 BANKING        TOTAL
                                         BANKING     SUB PRIME    BANKCARD     AND BROKERAGE    COMPANY
                                       -----------  -----------  -----------  ---------------  ---------
                                                                (IN THOUSANDS)
Total interest income................   $  35,471    $     262    $      --      $   1,573     $  37,306
Total interest expense...............      16,699           36           26             26        16,787
Interest income/(expense)
  allocation.........................         374          (93)         536           (817)            0
                                       -----------  -----------  -----------       -------     ---------
Net interest income..................      19,146          133          510            730        20,519
Provision for loan losses............       1,995          105            0              0         2,100
Total other operating income.........       4,055        1,719        1,585          2,784        10,143
Total depreciation expense...........       1,101           66           21            242         1,430
Total other operating expense........      14,699        2,843        1,269          2,614        21,425
                                       -----------  -----------  -----------       -------     ---------
Income before income taxes...........       5,406       (1,162)         805            658         5,707
Provision for income taxes...........       2,170         (464)         310            250         2,266
                                       -----------  -----------  -----------       -------     ---------
Net income...........................   $   3,236    $    (698)   $     495      $     408     $   3,441
                                       -----------  -----------  -----------       -------     ---------
                                       -----------  -----------  -----------       -------     ---------
Total average assets.................   $ 430,048    $   4,006    $   8,019      $  15,931     $ 458,004
                                       -----------  -----------  -----------       -------     ---------
                                       -----------  -----------  -----------       -------     ---------

                                                     FOR THE YEAR ENDED DECEMBER 31, 1996
                                       -----------------------------------------------------------------
                                                                                 MORTGAGE
                                        COMMUNITY                                 BANKING        TOTAL
                                         BANKING     SUB PRIME    BANKCARD     AND BROKERAGE    COMPANY
                                       -----------  -----------  -----------  ---------------  ---------
                                                                (IN THOUSANDS)
Total interest income................   $  40,234    $     960           --      $   4,590     $  45,784
Total interest expense...............      22,553           40           25             25        22,643
Interest income/(expense)
  allocation.........................       3,435         (532)         440         (3,343)       --
                                       -----------  -----------  -----------       -------     ---------
Net interest income..................      21,116          388          415          1,222        23,141
Provision for loan losses............       6,262           --           --             --         6,262
Total other operating income.........       7,638        4,455        1,849          5,628        19,570
Total depreciation expense...........       1,732          163            4            629         2,528
Total other operating expense........      21,475        4,220        2,263          8,460        36,418
                                       -----------  -----------  -----------       -------     ---------
Income before income taxes...........        (715)         460           (3)        (2,239)       (2,497)
Provision for income taxes...........        (260)         186           (1)          (936)       (1,011)
                                       -----------  -----------  -----------       -------     ---------
Net income...........................   $    (455)   $     274    $      (2)     $  (1,303)    $  (1,486)
                                       -----------  -----------  -----------       -------     ---------
                                       -----------  -----------  -----------       -------     ---------
Total average assets.................   $ 446,312    $   6,936    $   9,430      $  71,094     $ 533,772
                                       -----------  -----------  -----------       -------     ---------
                                       -----------  -----------  -----------       -------     ---------

NOTE Q--FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107) requires that the Company disclose the fair value of financial instruments for which it is practicable to estimate that value. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market conditions for the period subsequent to the valuation dates of December 31, 1998 and 1997 and therefore estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

    The following estimates and assumptions were used on December 31, 1998 and 1997 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

    The estimated fair values of the Company's financial instruments are as follows:

                                                                      DECEMBER 31,
                                                       ------------------------------------------
                                                               1998                  1997
                                                       --------------------  --------------------
                                                       CARRYING     FAIR     CARRYING     FAIR
                                                        AMOUNT      VALUE     AMOUNT      VALUE
                                                       ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS)
ASSETS:
  Cash and cash equivalents..........................  $  42,187  $  42,187  $  56,058  $  56,058
  Interest-bearing deposits..........................         --         --          6          6
  Investments........................................     60,410     60,552     72,565     73,180
  Loans held for sale................................     32,620     32,633     16,929     17,267
  Portfolio loans, net...............................    261,275    271,730    274,751    275,879
  Interest receivable................................      2,996       2996      3,112      3,112
  Mortgage servicing rights..........................        305      1,351        620      1,191

LIABILITIES:
  Deposits...........................................    364,720    351,625    391,421    391,550
  Other borrowings...................................      1,371      1,429      2,341      2,341
  Subordinated notes.................................     12,000     12,000     12,000     12,000

OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
  Commitments to fund mortgage loans.................                   112                    62
  Commitments to fund other loans....................                   284                   246

  Forward contracts to sell MBS......................                   (38)                   (8)

NOTE R--RESTRUCTURING CHARGES

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

Severance for 70 employees...........               $   651,000
Accrual of discontinued leases.......                   772,000
Write-off of leasehold improvements,
  furniture and fixtures.............                   934,000
                                                    -----------
                                                    $ 2,357,000
                                                    -----------
                                                    -----------

    At December 31, 1998, $163,000 of the previously recorded restructuring charges remained in other liabilities, substantially all of which is related to the future minimum lease payments associated with the closed facilities. The Company is actively seeking sublease tenants for many of these closed facilities and a portion of the restructuring charge may be reversed in future periods if the Company is successful in entering into such arrangements.

    The following table presents a summary of activity with respect to the restructuring accrual.

                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
                                                                                          (DOLLARS IN THOUSANDS)
Balance, beginning of year..........................................................  $     319  $   1,808  $     619
Provision (credited) charged (to) against income....................................         --       (286)     2,357
Cash outlays........................................................................       (156)    (1,127)      (234)
Noncash writedowns..................................................................         --        (76)      (934)
                                                                                      ---------  ---------  ---------
Balance, end of year................................................................  $     163  $     319  $   1,808
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

NOTE S--COMMITMENTS AND CONTINGENCIES

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

NOTE T-- CONDENSED FINANCIAL INFORMATION OF REDWOOD EMPIRE BANCORP
       (PARENT ONLY)

                            CONDENSED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
                                                                               (IN THOUSANDS)
ASSETS
Cash......................................................................  $   2,335  $   2,645
Investment in subsidiaries................................................     47,678     39,535
Capitalized debt issuance costs...........................................        473        560
Other assets..............................................................        132      2,734
                                                                            ---------  ---------
  Total assets............................................................  $  50,618  $  45,474
                                                                            ---------  ---------
                                                                            ---------  ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable..........................................................  $     (22) $     231
Subordinated notes........................................................     12,000     12,000
                                                                            ---------  ---------
  Total liabilities.......................................................     11,978     12,231
                                                                            ---------  ---------

Shareholders' equity:
Preferred stock, no par value; authorized 2,000,000 shares; issued and outstanding: 1998--no shares, 1997--575,000 shares; liquidation
  preference of $10.00 per share..........................................         --      5,750
Common stock, no par value: authorized 10,000,000 shares; issued and
  outstanding: 1998 3,363,565 shares; 1997--2,780,209 shares..............     25,801     19,656
Retained earnings.........................................................     12,600      8,024
Accumulated other comprehensive income, net...............................        239       (187)
                                                                            ---------  ---------
  Shareholders' equity....................................................     38,640     33,243
                                                                            ---------  ---------
    Total liabilities and shareholders' equity............................  $  50,618  $  45,474
                                                                            ---------  ---------
                                                                            ---------  ---------

NOTE T-- CONDENSED FINANCIAL INFORMATION OF REDWOOD EMPIRE BANCORP
       (PARENT ONLY) (CONTINUED)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
                                                                             (IN THOUSANDS)
Operating income:
  Management service fees..........................................  $      --  $     186  $     736
  Dividends from subsidiaries......................................      1,200        860      2,442
  Interest income from subsidiaries................................        274        274        297
                                                                     ---------  ---------  ---------
    Total operating income.........................................      1,474      1,320      3,475
                                                                     ---------  ---------  ---------

Expenses:
  Interest expense.................................................      1,107      1,107      1,115
  Operating expenses...............................................        486        732      1,876
                                                                     ---------  ---------  ---------
    Total expenses.................................................      1,593      1,839      2,991
                                                                     ---------  ---------  ---------
(Loss) income before undistributed income of subsidiaries..........       (119)      (519)       484
Equity in undistributed income (loss) of subsidiaries..............      4,713      3,378     (2,613)
                                                                     ---------  ---------  ---------
Income (loss) income before income taxes...........................      4,594      2,859     (2,129)
Income tax benefit.................................................       (497)      (582)      (643)
                                                                     ---------  ---------  ---------
Net income (loss)..................................................  $   5,091  $   3,441  $  (1,486)
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

NOTE T-- CONDENSED FINANCIAL INFORMATION OF REDWOOD EMPIRE BANCORP
       (PARENT ONLY) (CONTINUED)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
                                                                            (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)...............................................  $   5,091  $   3,441  $  (1,486)
                                                                    ---------  ---------  ---------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Amortization and depreciation.................................         17         26         23
    Equity in undistributed net (income) loss of subsidiaries.....     (4,713)    (3,378)     2,613
    Change in other assets........................................       (113)       745       (741)
    Change in other liabilities...................................       (257)      (216)        89
                                                                    ---------  ---------  ---------
      Total adjustments...........................................     (5,066)    (2,823)     1,984
                                                                    ---------  ---------  ---------
      Net cash provided by operating activities...................         25        618        498
                                                                    ---------  ---------  ---------
Cash flows from financing activities:
  Stock issuance..................................................        180        298        506
  Cash dividends..................................................       (515)      (449)      (449)
                                                                    ---------  ---------  ---------
      Net cash provided by (used in) financing activities.........       (335)      (151)        57
                                                                    ---------  ---------  ---------
Increase (decrease) in cash.......................................       (310)       467        555
Cash at beginning of year.........................................      2,645      2,178      1,623
                                                                    ---------  ---------  ---------
Cash at end of year...............................................  $   2,335  $   2,645  $   2,178
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

NOTE T-- CONDENSED FINANCIAL INFORMATION OF REDWOOD EMPIRE BANCORP
       (PARENT ONLY) (CONTINUED)
QUARTERLY RESULTS

               UNAUDITED QUARTERLY STATEMENTS OF OPERATIONS DATA
                             (dollars in thousands)

                                            Q1         Q2         Q3         Q4         Q1         Q2         Q3         Q4
                                           1997       1997       1997       1997       1998       1998       1998       1998
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income....................  $   5,089  $   5,331  $   5,139  $   4,960  $   4,574  $   4,614  $   4,918  $   4,774
Provision for credit losses............        585        585        465        465        510        510        510        510
Other operating income.................      3,009      2,335      2,092      2,707      3,327      4,125      4,024      4,190
Other operating expenses...............      6,513      5,554      5,240      5,548      5,649      6,308      6,333      7,023
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes.............      1,000      1,527      1,526      1,654      1,742      1,921      2,099      1,431
Provision (benefit) for income taxes...        420        643        601        602        635        710        764         (7)
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income.............................  $     580  $     884  $     925  $   1,052  $   1,107  $   1,211  $   1,335  $   1,438
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net (loss) income available for common
  stock shareholders...................  $     468  $     772  $     813  $     939  $     995  $   1,211  $   1,335  $   1,438
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Per share:
  Basic earnings per share.............  $     .16  $     .27  $     .28  $     .32  $     .36  $     .39  $     .40  $     .43
  Diluted earnings per share...........        .16        .26        .27        .31        .32        .35        .38        .41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

                                                    YEAR
                                                    FIRST
                                                  APPOINTED                       PRINCIPAL OCCUPATION
NAME AND TITLE                          AGE       DIRECTOR                       DURING PAST FIVE YEARS
----------------------------------      ---      -----------  ------------------------------------------------------------

Haskell E. Boyett ................          71         1991   Independent business consultant. Former Division Manager,
  Director                                                      Pacific Gas and Electric Company, a San Francisco-based
                                                                public utility. Director of the Company since 1991.
                                                                Director of NBR since 1989. Director of Allied from 1995
                                                                to 1997.

Richard I. Colombini .............          67         1997   President of Colombini Construction. Director of NBR since
  Director                                                      1984. Director of the Company since 1997.

Robert D. Cook ...................          68         1996   President and CEO of R. D. Cook Management Corporation, a
  Director                                                      financial and business consulting firm. Director of the
                                                                Company since 1996. Director of NBR since 1996. Director
                                                                of Allied from 1996 to 1997.

Dennis E. Kelley .................          44         1986   Executive Vice President and Chief Operations Officer of NBR
  Director, Executive Vice                                      since March 1997. Director of NBR since 1994. President of
  President and Chief Operations                                NBR from 1994 to March 1997; Senior Vice President and
  Officer                                                       Chief Financial Officer of Redwood from 1988 to 1994;
                                                                Senior Vice President and Chief Financial Officer of NBR
                                                                from 1986 to 1991.

Patrick W. Kilkenny ..............          52         1995   Director, Chief Executive Officer and President since 1995.
  Director, Chief Executive                                     Chairman of the Board of NBR from 1994 to 1997, CEO and
  Officer and President                                         Director of NBR since 1984. Director of the Company from
                                                                1988 to 1993 and reappointed in 1995. Director of Allied
                                                                from 1995 to 1997.

William B. Stevenson .............          68         1995   Principal, Financial Institutions Analysts & Consultants, a
  Director                                                      San Francisco financial institution consultancy, since
                                                                1992; President and CEO, Pan American Savings Bank, from
                                                                1984 to 1991. Director of the Company since 1995. Director of NBR since 1995. Director of Allied from 1995 to 1997.

Tom D. Whitaker ..................          61         1992   President and CEO of Motion Analysis Corporation, Inc., a
  Director and Chairman of the                                  Northern California-based manufacturer of devices that
  Board                                                         measure motion. Director of the Company since 1992.
                                                                Director of NBR since 1995. Director of Allied from 1995
                                                                to 1997.

    No director was selected pursuant to any arrangement or understanding other than with the directors and officers of Redwood acting within their capacities as such. There are no family relationships between any of the directors and executive officers of Redwood. No director or officer of Redwood serves as a director of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.

    The Company's directors serve a one-year term from one annual meeting to the next.

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the named executive officers of the Company.

                                                 YEAR FIRST
                                                  APPOINTED
                                                  EXECUTIVE          POSITION & OFFICES WITH COMPANY AND PRINCIPAL
NAME                                    AGE        OFFICER            OCCUPATION OR EMPLOYMENT FOR PAST FIVE YEARS
----------------------------------      ---      -----------  ------------------------------------------------------------

Patrick W. Kilkenny...............          52         1985   Chief Executive Officer, President and Director of Redwood
                                                                since 1995. Chairman of the Board of NBR from 1994 to
                                                                March 1997; Chief Executive Officer and Director of NBR
                                                                since 1985; Director of Redwood from 1988 to 1993.
                                                                Director and Chief Executive Officer of Allied from 1996
                                                                to March 1997.

James E. Beckwith.................          41         1995   Executive Vice President and Chief Financial Officer of
                                                                Redwood since January 1997. Executive Vice President and
                                                                Chief Financial Officer of NBR since March, 1997. Senior
                                                                Vice President and Chief Financial Officer of Redwood and
                                                                NBR from January 1995 to March 1997. Chief Financial
                                                                Officer of Allied from January 1995 to October 1996. Chief
                                                                Financial Officer of Sunrise Bancorp from 1991 to 1994.
                                                                Senior Manager with Deloitte & Touche from 1986 to 1991.

Dennis E. Kelley..................          44         1986   Executive Vice President and Chief Operations Officer of NBR
                                                                since March 1997. Director of NBR since 1994. President of
                                                                NBR from 1994 to March 1997; Senior Vice President and
                                                                Chief Financial Officer of Redwood from 1988 to 1994;
                                                                Senior Vice President and Chief Financial Officer of NBR
                                                                from 1986 to 1991.

S. Deborah Kaufman................          48         1996   Executive Vice President and Chief Credit Officer of NBR
                                                                since March 1997. Senior Vice President and Senior Loan
                                                                Officer of Redwood since December 1996. Examiner with the
                                                                Comptroller of the Currency in the Western United States
                                                                from 1993 to 1996. Vice President with Pacific Bank from
                                                                1992 to 1993. Vice President, Private Banking with Bank
                                                                America/Security Pacific Bank from 1988 to 1992.

    Every Company officer serves at the pleasure of the Board of Directors. There are no understandings or arrangements between any of such officers and any other person pursuant to which they were or are to be selected as officers of Redwood.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth all cash and non-cash compensation (including bonuses and deferred compensation) paid or accrued to the named executive officers as of December 31, 1998, for services rendered to the Company during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                  ANNUAL COMPENSATION                            COMPENSATION
                                   --------------------------------------------------               AWARDS
                                                                          OTHER        --------------------------------
NAME AND                                                                  ANNUAL         NUMBER OF        ALL OTHER
PRINCIPAL POSITION                   YEAR       SALARY      BONUS    COMPENSATION(1)    OPTIONS(2)     COMPENSATION(3)
---------------------------------  ---------  ----------  ---------  ----------------  -------------  -----------------
Patrick W. Kilkenny..............       1998  $  214,518         --     $   27,785           9,000        $   2,000
  CEO and President,                    1997     206,683         --         25,107              --            2,000
  Redwood, President and                1996     205,202         --         17,720          20,000               --
  CEO of NBR

James E. Beckwith................       1998     139,616     19,800          7,917           6,000            2,000
  Executive Vice President              1997     131,648     15,000          6,620              --            2,000
  and Chief Financial                   1996     126,046     20,000          6,520          15,000            2,000
  Officer of Redwood and
  NBR

Dennis E. Kelley(5)..............       1998     164,619      5,000          6,642              --            2,000
  Executive Vice President              1997     159,000      7,000         12,473              --            2,000
  and Chief Operating                   1996     159,075         --          8,107          15,000            2,000
  Officer of NBR

S. Deborah Kaufman(4)............       1998     140,755     15,000          4,922           6,000            2,000
  Executive Vice President              1997     130,192      7,000          5,122              --            2,000
  and Chief Credit Officer
  of NBR

------------------------

(1) Includes directors' fees, auto allowances, personal use of company-owned automobiles, insurance, the value of options exercised during the year, and changes in the amounts vested for individuals under the Company's salary continuation plan.

(2) Includes stock options issued under Redwood's stock option plan.

(3) Includes matching contributions to 401(K) plans.

(4) Ms. Kaufman was appointed to her position during 1997. Ms. Kaufman is no longer employed by the Company as of March 25, 1999.

(5) Mr. Kelley resigned his position as Executive Vice President and Chief Operating Officer of NBR in January, 1999.

    The following table sets forth information concerning the aggregate value of all unexercised options held by each of the named executive officers as of December 31, 1998.

    AGGREGATED OPTION EXERCISES IN 1998 AND DECEMBER 31, 1998 OPTION VALUES

                                                                                                    VALUE OF UNEXERCISED
                                                                       NUMBER OF UNEXERCISED      IN-THE-MONEY OPTIONS AT
                                             SHARES        VALUE        OPTIONS AT DECEMBER        DECEMBER 31, 1998 (2)
                                            ACQUIRED     REALIZED    --------------------------  --------------------------
                  NAME                     ON EXERCISE      (1)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
-----------------------------------------  -----------  -----------  -----------  -------------  -----------  -------------
Patrick W. Kilkenny                                --    $      --       45,869        20,250     $ 364,450    $    82,266
  CEO and President, Redwood, CEO and
  President of NBR

James E. Beckwith                                  --           --       11,250        14,750        86,485         64,453
  Executive Vice President and Chief
  Financial Officer of Redwood and NBR

Dennis E. Kelley                               16,555      143,750       16,250         8,750       106,798         64,453
  Executive Vice President and Chief
  Operating Officer of NBR

S. Deborah Kaufman                                 --           --           --         6,000            --             --
  Executive Vice President and Chief
  Credit Officer of NBR

------------------------

(1) The value realized is the difference between (a) the average of the high and low prices of Redwood's Common Stock as reported by the NASDAQ National Market System on the date of exercise and (b) the exercise price of the option, multiplied by the number of shares exercised.

(2) All options were issued at the then-current market price on the grant date. Total value of unexercised options is based on the closing price of the Company's Common Stock as reported by the NASDAQ National Market System of $17.06 as of December 31, 1998 less the exercise price of the option, multiplied by the number of options outstanding.

    The following table sets forth information concerning individual grants of stock options by Redwood during 1998 to each of its executive officers named below.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                            POTENTIAL
                                                                                                       REALIZABLE VALUE AT
                                                            INDIVIDUAL GRANTS                          ASSUMED ANNUAL RATES
                                      --------------------------------------------------------------         OF STOCK
                                                        % OF TOTAL                                       APPRECIATION FOR
                                                      OPTIONS GRANTED   EXERCISE OR                        OPTION TERM
                                         OPTIONS      TO EMPLOYEES IN   BASE PRICE     EXPIRATION     ----------------------
                NAME                   GRANTED (#)      FISCAL YEAR      ($ / SH)         DATE            5%         10%
------------------------------------  -------------  -----------------  -----------  ---------------  ----------  ----------
Patrick W. Kilkenny                         9,000            20.93%      $ 20.5000   June 01, 2008    $  116,031  $  294,045
  President and CEO, Redwood

James E. Beckwith                           6,000            13.95%      $ 20.5000   June 01, 2008    $   77,354  $  196,030
  Executive Vice President and CFO,
  Redwood

S. Deborah Kaufman                          6,000            13.95%      $ 20.5000   June 01, 2008    $   77,354  $  196,030
  Executive Vice President, NBR

SUPPLEMENTAL BENEFIT PLAN

    Redwood has adopted an Executive Salary Continuation Policy which acts as a supplemental benefit plan for senior management personnel. The Policy authorizes Redwood and its subsidiaries to enter into individual agreements with selected senior executive officers, providing them certain retirement benefits. The Policy calls for Redwood's Board of Directors to approve all individual agreements with executive officers, and to conduct a biennial review of all scheduled benefits.

    As authorized under the Policy, the Company has entered into an Executive Salary Continuation Agreement with Mr. Kilkenny. This agreement, which provides that upon retirement at age 65 the executive will receive, for a period of 15 years after the date of his retirement, a specified annual retirement payment, payable in equal monthly installments. The annual retirement benefit payment to which Mr. Kilkenny would be entitled upon his normal retirement age of 65 under his agreement is currently $60,350. In the event that the executive dies after his retirement, but before the end of the 15-year period, the Company will continue to make such payments to the executive's designated beneficiary. However, if the executive should die prior to his retirement as described above, his designated beneficiary will receive, for a period of 15 years, the same yearly benefit payable in equal monthly installments. The executive may take early retirement at age 55 (if by that time he has completed 15 years of service with the Company), but his annual retirement benefits will then be only about 25% of the amount he would have received if he had retired at age 65. If he takes retirement between 55 and 65, his retirement benefits will continue to vest incrementally, pursuant to a specified schedule, as his years of service increase. The agreement provides that if the executive retires or is terminated before age 55, or before he has completed his 15 years of service, he will be entitled to receive a specified one-time payment, the amount of which increases each year on a predetermined schedule. As of January 1, 1999, the amount of this one-time payment for Mr. Kilkenny would be $80,865.

    The agreement also provides that in the event of a change in control which is defined by any person or company acquiring 25% or more of Redwood's outstanding shares, through a tender offer, merger, or otherwise, and within two years thereafter the executive's employment by the Company is terminated or his salary or authority is materially reduced, the executive will be entitled to receive an amount equal to one times his current annual salary. In addition, in the event of a change in control, the executive, upon notice of such change of control from the Company, may elect to terminate their employment with the Company and receive an amount equal to one times annual salary.

    The Company has also entered into a Salary Continuation Agreement with Mr. Beckwith which provides that if any person or company acquires 25% or more of Redwoods' outstanding shares, through a tender offer, merger, or otherwise, and within two years thereafter Mr. Beckwith's employment by the Company is terminated or his salary or authority is materially reduced, he is entitled to receive an amount equal to one times annual salary. In addition, in the event of a change of control and upon notice of such change in control from the Company, Mr. Beckwith may give notice to terminate employment and receive an amount equal to one times annual salary.

    The Company has executed a one year Compensation Agreement with Mr. Kilkenny which establishes an annual base salary of $213,200. The Company and Mr. Kilkenny have also executed a one year Executive Severance Agreement which generally provides that should Mr. Kilkenny be terminated for any reason other than failure to perform his job duties, habitual neglect, illegal conduct, he would be entitled to one times his current salary.

                               OTHER INFORMATION

PERFORMANCE GRAPH.

    Set forth below is a performance graph comparing the yearly cumulative total shareholder returns on Redwood's Common Stock with the yearly cumulative total shareholder return on (a) stocks included in the S&P 500 composite index, (b) an index of peer group companies from SNL Securities, L.P., and (c) an index of peer group companies (California independent banks) derived from the Montgomery Securities WESTERN BANK MONITOR NORTHERN CALIFORNIA PROXY. The peer group provided to the Company last year by Montgomery Securities was not made available to the Company this year. Accordingly, the Company endeavored to replicate such peer group for the performance graph with reference to the WESTERN BANK MONITOR NORTHERN CALIFORNIA PROXY. Such peer group consists of the following companies: TriCo Bancshares, Exchange Bank, Redwood Empire Bancorp, Union Bank, Westamerica, Civic BanCorp, Silicon Valley Bancshares, Pacific Capital Bancorp, SJNB Financial and Pacific Bank.

    The total cumulative return on investment for each of the periods indicated for Redwood, the peer group, and the S&P 500 is based on the stock price or composite index at the end of 1993.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                           PERIOD ENDING
Index                          12/31/1993   12/31/1994   12/31/1995   12/31/1996   12/31/1997   12/31/1998
Redwood Empire Bancorp             100.00        57.72        64.81        93.16       147.84       139.17
S&P 500                            100.00       101.32       139.39       171.26       228.42       293.69
SNL Western Bank Index             100.00        99.01       166.03       236.05       347.97       356.54
Northern California Proxy          100.00        97.87       148.40       160.71       319.27       306.78

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

    The members of the Compensation Committee include Haskell E. Boyett, Chairman, Robert D. Cook and Tom D. Whitaker. The functions of the Compensation Committee are to recommend compensation actions for executive officers, oversee the compensation plan for the entire Company, and compensation for Directors. The Compensation Committee met 4 times in 1998.

    The Compensation Committee interfaces with the Board of Directors of REB and NBR. The Committee reviews and makes recommendations regarding the salary and bonus of the Company's Chief Executive Officer to these Boards. In addition, the committee reviews recommendations from the Chief Executive Officer for salary levels of other senior staff members. Members of the Compensation Committee listed above are also members of the Board of Directors of NBR.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION.

    The Compensation Committee of Redwood's Board of Directors provides recommendations and oversight for Redwood's executive officers, subject to review by the full Board of Directors. Compensation decisions relating to the executive officers of Redwood's subsidiary, NBR, is made by the Board of Directors of the subsidiary and neither the Compensation Committee nor Redwood's Board of Directors participate in compensation awards to such individuals except to the extent of stock option awards under Redwood's 1991 Stock Option Plan. Option awards are also determined for the executive officers and directors of Redwood and its subsidiaries (including the individuals named above under the caption "Compensation Committee") by Redwood's full Board of Directors, except where such individuals are also directors of Redwood, in which case their annual option grants are determined under the terms of the 1991 Option Plan.

    The following is a report submitted by the Compensation Committee, addressing the compensation policies of the Company as they relate to employees of Redwood.

    EXECUTIVE COMPENSATION POLICY. The goal of the Compensation Committee is to ensure that an appropriate relationship exists between executive compensation and Redwood's overall performance, while at the same time retaining key employees of Redwood and motivating them to perform at a superior level for the benefit of the shareholders. To achieve this goal, Redwood integrates annual base compensation with bonuses based on Redwood's performance and the performance and initiative of its individual executive officers. Redwood attempts to establish base salaries that are generally within the range of salaries paid to people holding comparably responsible positions at other peer group financial institutions in California, taking into account the individual's past performance and potential future contributions. Bonus compensation is based primarily on the performance of Redwood and specific individual performance. Measurement of Company performance is based primarily on that of peer group financial institutions and Company goals, including primarily its return on equity. Except as limited by the Company's Stock Option Plan, stock options are granted from time to time to officers of Redwood and its subsidiaries on the basis of the recipient's potential for contribution to the Company's future growth and profitability.

    The Compensation Committee believes that linking executive compensation to corporate performance results aligns executive compensation with Redwood's goals and shareholder interests. As performance goals are met or exceeded, resulting in increased shareholder value, Redwood's executives are commensurably rewarded.

    1999 COMPENSATION GOALS. The committee relies principally on data gathered through independent sources in determining the salary ranges for executive positions. In addition, in 1996 an independent consultant was retained to review the salary structure for substantially all positions within the Company. The results of the survey provided the Company with a defined salary structure based upon job function and relevant market data.

    EXECUTIVE BASE SALARY. The Committee reviews Mr. Kilkenny's salary on an annual basis. Factors that are considered by the Committee include the annual performance review performed by the Company's Executive Committee and peer group compensation. Based on the Committee's review of these factors Mr. Kilkenny's base salary is well within peer group levels.

    BONUS COMPENSATION. The Company has adopted a bonus plan for its executive officers. The purpose of the plan is to motivate each participant to perform in an outstanding manner and to encourage teamwork at the executive level. The plan is based upon exceeding the Company's annual budget. In summary, one ninth of the amount of the Company's annual net income that exceeds plan net income is reserved for executive bonuses. The maximum amount an executive may receive under the plan is limited to 20% of base salary. No amounts were paid to any executive under this plan in 1998.

    In addition, executive officers below the rank of Chief Executive Officer may also receive incentive compensation based upon achieving certain milestones, or at the discretion of the Chief Executive Officer, in recognition of their overall performance.

                                          Haskell E. Boyett, Chairman
                                          Robert D. Cook
                                          Tom D. Whitaker

COMPENSATION OF DIRECTORS.

    Directors of Redwood or its subsidiaries who are also employees of the Company do not receive compensation for their service on such Boards of Directors. For the twelve months of 1998, non-employee directors of Redwood received a fee of $1,000 per Board meeting for attendance and participation based upon 80% annual attendance. Members of Board Committees received $250 per Committee meeting attended. Non-employee NBR subsidiary directors received $1,000 per Board meeting for attendance and participation based upon 80% annual attendance. Additionally, each non-employee director received $250 per subsidiary Committee meeting attended.

    In his position as Chairman Emeritus, Mr. Downey received the current standard non-employee Director fee for attending Board meetings, but does not receive a Chairman fee. Mr. Downey receives benefits due him under his retirement agreement.

    In his position as Chairman of Redwood, Mr. Whitaker receives an additional $500 per month.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Management of the Company knows of no person who owns, beneficially or of record, either individually or together with associates, more than five percent of the outstanding shares of Redwood's Common Stock, except as set forth in the following table. Unless otherwise indicated, the persons listed have sole voting and investment power over the shares beneficially owned. Such information is presented as of March 1, 1999.

                                                                                      PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                                 AMOUNT OWNED    OF CLASS
-----------------------------------------------------------------  ----------------  ---------
Mr. B. John Barry ...............................................   562,334 shares       16.64%
  1128 Red Mountain Road
  Aspen, CO 81612

------------------------

(1) Based on information reported by Mr. Barry in a Form 4 filed with the Securities and Exchange Commission on or about May 7, 1998, reflecting ownership data as of April 28, 1998.

SECURITIES OWNERSHIP OF MANAGEMENT.

    The following table sets forth, as of March 1, 1999, the number and percentage of shares of Redwood's outstanding Common Stock which are beneficially owned, directly or indirectly, by (a) each of Redwood's directors and nominees for director, (b) the Chief Executive Officer of Redwood and each of the Company's two most highly compensated executive officers other than the Chief Executive Officer (the "named executive officers"), and (c) Redwood's directors and the named executive officers as a group. The Company identifies as its executive officers the Chief Executive Officer, President and Chief Financial Officer of Redwood, and those key policy-making officers of Redwood's subsidiaries who have a significant impact on the overall direction or financial reporting of the Company. The shares "beneficially owned" are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which the indicated person has sole or shared voting or investment power and shares which he has the right to acquire within 60 days of March 1, 1999. Unless otherwise indicated, the persons listed have sole voting and investment power over the shares beneficially owned. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of the Company.

                                                                  SHARES OF
                                                                 COMMON STOCK                            PERCENT OF
                                                                     HELD       OPTIONS (1)    TOTAL        CLASS
                                                                --------------  -----------  ---------  -------------
James E. Beckwith.............................................            --        15,000      15,000            *
Haskell E. Boyett (3).........................................        37,725        17,650      55,375         1.63
Richard I. Colombini (4)......................................        33,142         5,621      38,763         1.15
Robert D. Cook................................................         1,000         3,750       4,750            *
S. Deborah Kaufman............................................            --            --          --           --
Dennis E. Kelley..............................................        21,953        25,000      46,953         1.38
Patrick W. Kilkenny...........................................         9,001        50,869      59,979         1.75
William B. Stevenson..........................................           500         7,500       8,000            *
Tom D. Whitaker...............................................         2,206        17,650      19,856            *
Directors, Nominees and Executive Officers as a Group (9             105,527       143,040     248,676         7.06
  persons)....................................................

------------------------

*   Represents less then one percent of the outstanding shares.

(1) Includes shares acquirable by the exercise of stock options exercisable within 60 days of March 1, 1999.

(2) The percentage for each individual (and for the group) is calculated by dividing (i) the number of Redwood shares beneficially owned (including shares that could be obtained through the exercise of options within 60 days after March 1, 1999) by (ii) the number of Redwood shares outstanding on March 1, 1999 plus, in each case, the number of shares which the individual (or group) could obtain through the exercise of such an option.

(3) Mr. Boyett has shared voting and investment powers as to 10,129 shares.

(4) Mr. Colombini has shared voting and investment powers as to 484 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

    During the year ended December 31, 1998, 1997, and 1996, the Company's operating subsidiary, National Bank of the Redwoods, paid $174,577, $496,557, and $20,909 pursuant to various construction contracts with Colombini Construction in which Colombini Construction acted as a general contractor. Richard Colombini, who is a director of the Company, is also the President and majority owner of Colombini Construction. The amounts paid to Colombini Construction included subcontractor costs. The construction contracts involved leasehold improvements for one of the Bank's branches and two operations centers. Substantially all of the contracts entered into with Colombini Construction were granted based upon competitive bids.

    NBR leases 34,000 square feet of an office building for its main office. Prior to June 1997, a partnership of which Richard Colombini is a minority partner, owned the building. Total lease payments made to the partnership for the years ended December 31, 1997 and 1996 were $440,000, and $863,000.

(B) CERTAIN BUSINESS RELATIONSHIPS.

    Except as disclosed elsewhere in this Item, management is not aware of any business relationships required to be disclosed hereunder.

(C) INDEBTEDNESS OF MANAGEMENT.

    Some of the Company's directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of or have had banking transactions with the Company in the ordinary course of the Company's business, and the Company expects to have banking transactions with such persons in the future. In management's opinion, all such loans and commitments to lend were made in the ordinary course of business, in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit worthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. The Company has a strong policy regarding review of the adequacy and fairness to the Company of loans to its directors and officers. At December 31, 1998, there were no outstanding balances under extensions of credit to directors and executive officers of the Company and companies with which directors are associated.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

    1. The following consolidated financial statements of Redwood and its subsidiaries, and independent auditors' report included for the years ended December 31, 1998, 1997 and 1996 are included in Item 8.

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

    3.  EXHIBITS.

    The following documents are included or incorporated by reference in this Annual Report on Form 10-K.

   EXHIBIT
   NUMBER                                                   DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
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

      10.1     Employment Agreement between National Bank of the Redwoods and Patrick W. Kilkenny, dated as of
               January 1, 1994, filed as Exhibit 10.7 to the Registrant's 1993 Annual Report on Form 10-K and by
               this reference incorporated herein.

      10.2     Lease, dated August 30, 1988, between National Bank of the Redwoods and 137 Group, a general partnership, filed as Exhibit 10.1 to the Registrant's 1989 Annual Report on Form 10-K, and by this reference incorporated herein.

      10.3     Lease, dated April 18, 1990, between Allied Savings Bank, F.S.B. and Stony Point West, General
               Partnership, filed as Exhibit 10.2 to the Registrant's 1990 Annual Report on Form 10-K, and by this reference incorporated herein.

   EXHIBIT
   NUMBER                                                   DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      10.4     The Registrant's 401 (k) Profit Sharing Plan, filed as Exhibit 28.1 to the Registrant's Registration
               Statement on Form S-8 dated June 12, 1990 (Registration No. 33-35377), and by this reference incorporated herein.

      10.5     The National Bank of the Redwoods Stock Option Plan, filed as Exhibit 28.1 to the Registrant's
               Post-Effective Amendment No. 1 to Registration Statement on Form S-4 dated March 27, 1989
               (Registration No. 33-24642), and by this reference incorporated herein.

      10.6     The Registrant's Amended and Restated 1991 Stock Option Plan, filed as Exhibit 4.1 to the
               Registrant's Registration Statement on Form S-8 filed on July 8, 1992 (Registration No. 33-49372), and by this reference incorporated herein.

      10.7     The Registrant's Executive Salary Continuation Plan, filed as Exhibit 10.9 to the Registrant's
               Registration Statement on Form S-2 dated December 13, 1993 (Registration No. 33-71324), and by this reference incorporated herein.

      10.8     Director Retirement Plan, filed as Exhibit 10.10 to the Registrant's Registration Statement on Form
               S-2 dated December 13, 1993 (Registration No. 33-71324), and by this reference incorporated herein.

      10.9     Chairman Retirement Agreement, dated November 30, 1993, between the Registrant and John H. Downey,
               Jr., filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-2 dated December 13,
               1993 (Registration No. 33-71324), and by this reference incorporated herein.

      10.10    Compensation Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp filed as Exhibit 10.20 to the Registrant's 1996 Annual Report on Form 10K.

      10.11    Executive Severance Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp filed as Exhibit
               10.21 to the Registrant's 1996 Annual Report on Form 10K.

      10.12    Salary Continuation Agreement between James E. Beckwith and Redwood Empire Bancorp filed as Exhibit
               10.22 to the Registrant's 1996 Annual Report on Form 10K.

      10.13    Dividend Reinvestment and Stock Purchase Plan on Form S-3 dated April 28, 1993 (Registration No.
               3361750), and by this reference incorporated herein.

      11.      Statement re Computation of Per Share Earnings.

      12.1     Statement re Computation of Ratio of Earnings to Fixed Charges.

      12.2     Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

      21.      Subsidiaries of the Registrant.

      23.      Consent of Deloitte & Touche LLP.

    (b) REPORTS ON FORM 8-K.

    The Company filed the following Current Reports on Form 8-K during the last quarter of 1998:

       October 28, 1998 the Company reports third quarter 1998 financial results and announces the Board's authorization to repurchase up to 5% of the Company's outstanding shares of common stock.

       November 25, 1998 the Company declares a dividend of 4 cents on the its common stock.

       December 29, 1998 the Company announces the redemption of the Company's 8 1/2% Subordinated Notes Due 2004.

    (c) EXHIBITS.

    See Item 14(a)3 and the Index to Exhibits.

    (d) EXCLUDED FINANCIAL STATEMENTS

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD EMPIRE BANCORP

BY:                              /S/ TOM D. WHITAKER
                       ----------------------------------------                             Dated: March 26, 1999
                                   Tom D. Whitaker
                                CHAIRMAN OF THE BOARD

And By:                        /s/ PATRICK W. KILKENNY
                       ----------------------------------------                             Dated: March 26, 1999
                                 Patrick W. Kilkenny
              PRESIDENT AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE
                                       OFFICER)

And By:                         /s/ JAMES E. BECKWITH
                       ----------------------------------------                             Dated: March 26, 1999
                                  James E. Beckwith
                 EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING
                                       OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            /s/ HASKELL E. BOYETT
--------------------------------------------               Dated: March 26, 1999
         Haskell E. Boyett, DIRECTOR

          /s/ RICHARD I. COLOMBINI
--------------------------------------------               Dated: March 26, 1999
       Richard I. Colombini, DIRECTOR

             /s/ ROBERT D. COOK
--------------------------------------------               Dated: March 26, 1999
          Robert D. Cook, DIRECTOR

            /s/ DENNIS E. KELLEY
--------------------------------------------               Dated: March 26, 1999
         Dennis E. Kelley, DIRECTOR

           /s/ PATRICK W. KILKENNY
--------------------------------------------               Dated: March 26, 1999
        Patrick W. Kilkenny, DIRECTOR

          /s/ WILLIAM B. STEVENSON
--------------------------------------------               Dated: March 26, 1999
       William B. Stevenson, DIRECTOR

             /s/ TOM D. WHITAKER                           Dated: March 26, 1999
--------------------------------------------
        Tom D. Whitaker, DIRECTOR AND
            CHAIRMAN OF THE BOARD

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      11.    Statement re Computation of Per Share Earnings.

      12.1   Statement re Computation of Ratio of Earnings to Fixed Charges.

      12.2   Statement re Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

      21.    Subsidiaries of the Registrant.

      23.    Consent of Deloitte & Touche LLP.