Form 10-Q
period 1999-03-31
REDWOOD EMPIRE BANCORP
filed 1999-05-13
CIK 840007

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,1999

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. May 5, 1999: 3,405,057

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                            Page
PART I.  Financial Information

  Item 1.    Financial Statements

             Consolidated Statements of Operations
             Three Months ended March 31, 1999 and 1998........................3

             Consolidated Balance Sheets
             March 31, 1999 and December 31, 1998..............................4

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1999 and 1998........................5

             Notes to Consolidated Financial Statements........................7


  Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations.................11


  Item 3.    Quantitative and Qualitative Disclosure
             about Market Risk................................................27


PART II. Other Information

  Item 4.    Exhibits and Reports on Item 8-K.................................31



SIGNATURES   .................................................................33

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements


                            REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                             Consolidated Statements of Operations
                          (dollars in thousands except per share data)
                                          (unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                          1999         1998
                                                                      ---------------------------
Interest income:

  Interest and fees on  loans                                             $6,609        $6,854
  Interest on investment securities                                          956         1,126
  Interest on federal funds sold                                             178           326
                                                                      ---------------------------
Total interest income                                                      7,743         8,306

Interest expense:
  Interest on deposits                                                     2,721         3,381
  Interest on subordinated notes                                             142           277
  Interest on other borrowings                                                53            74
                                                                      ---------------------------
Total interest expense                                                     2,916         3,732
                                                                      ---------------------------

Net interest income                                                        4,827         4,574
Provision for loan losses                                                    300           510
                                                                      ---------------------------

Net interest income after loan loss provision                              4,527         4,064
                                                                      ---------------------------

Noninterest income:
  Service charges on deposit accounts                                        255           274
  Merchant draft processing, net                                             779           441
  Loan servicing income                                                       66           179
  Net realized gain on sale of
    investment securities available for sale                                  14           105
  Gain on sale of loans and loan servicing                                   704           947
  Mortgage loan brokerage revenue, net                                     1,202         1,084
  Other income                                                               366           297
                                                                      ---------------------------
Total noninterest  income                                                  3,386         3,327

Noninterest expense:
  Salaries and employee benefits                                           3,420         3,003
  Occupancy and equipment expense                                            803           809
  Other                                                                    1,587         1,837
                                                                      ---------------------------
Total noninterest expense                                                  5,810         5,649
                                                                      ---------------------------

  Income before income taxes and extraordinary item                        2,103         1,742
  Provision for income taxes                                                 809           635
                                                                      ---------------------------

Income before extraordinary item                                           1,294         1,107

Extraordinary item                                                           459           ---
Income tax benefit                                                          (183)          ---
                                                                      ---------------------------
Total extraordinary item, net of tax                                         276           ---
                                                                      ---------------------------

Net income                                                                 1,018         1,107
Dividends on preferred stock                                                 ---           112
                                                                      ===========================
Net income available for common stock shareholders                        $1,018          $995
                                                                      ===========================

Earnings per common share and common equivalent share:
   Basic earnings per share before extraordinary item                       $.38          $.36
   Basic earnings per share                                                  .30           .36
   Diluted earnings per share before extraordinary item                      .37           .32
   Dilute earnings per share                                                 .29           .32


See Notes to Consolidated Financial Statements.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (dollars in thousands)
                                   (unaudited)

                                                                          March 31,              December 31,
                                                                            1999                     1998
                                                                      ------------------       ------------------
Assets:
Cash and due from banks                                                         $30,306                  $15,982
Federal funds sold and repos                                                     13,144                   26,205
                                                                      ------------------       ------------------
  Cash and cash equivalents                                                      43,450                   42,187

Investment securities:
  Held to maturity (market value of $35,254 and $30,014)                         35,353                    29,872
  Available for sale, at market                                                  32,233                    30,538
                                                                      ------------------       ------------------
    Total investment securities                                                  67,586                    60,410
Mortgage loans held for sale                                                     26,270                    32,620
Loans:
    Residential real estate mortgage                                            110,376                    97,194
    Commercial real estate mortgage                                              69,218                    59,257
    Commercial                                                                   60,085                    63,260
    Real estate construction                                                     43,782                    46,905
    Installment and other                                                         3,516                     5,095
    Less deferred loan fees                                                     (1,696)                    (2,395)
                                                                      ------------------       ------------------
        Total portfolio loans                                                   285,281                   269,316
    Less allowance for loan losses                                              (8,242)                    (8,041)
                                                                      ------------------       ------------------
        Net loans                                                               277,039                   261,275

Premises and equipment, net                                                       4,022                     4,082
Mortgage servicing rights                                                           245                       305
Other real estate owned                                                           1,611                     2,181
Cash surrender value of life insurance                                            3,077                     3,033
Other assets and interest receivable                                             10,338                    16,206
                                                                      ==================       ==================
     Total assets                                                              $433,638                  $422,299
                                                                      ==================       ==================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                           $94,235                   $82,448
  Interest-bearing transaction accounts                                         138,340                   141,316
  Time deposits $100,000 and over                                                63,763                    62,600
  Other time deposits                                                            77,616                    78,356
                                                                      ------------------       ------------------
    Total deposits                                                              373,954                   364,720

Other borrowings                                                                  9,847                     1,371
Subordinated notes                                                                  ---                    12,000
Other liabilities and interest payable                                           10,293                     5,568
                                                                      ------------------       ------------------
     Total liabilities                                                          394,094                   383,659

Shareholders' equity:
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding 3,379,656 and 3,363,565 shares                      26,012                    25,801
  Retained earnings                                                              13,483                    12,600
  Accumulated other comprehensive income, net                                        49                       239

                                                                      ------------------       ------------------
     Total shareholders' equity                                                  39,544                    38,640
                                                                      ------------------       ------------------

     Total liabilities and shareholders' equity                                $433,638                  $422,299
                                                                      ==================       ==================

See Notes to Consolidated Financial Statements.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            1999               1998
                                                                    --------------     --------------
Cash flows from operating activities:

  Net income                                                                $1,018             $1,107

Adjustments  to  reconcile   net  income  to  net  cash
  provided  by  operating activities:
  Depreciation and amortization, net                                           349                207
  Net realized gains on securities available for sale                          (14)              (105)
  Loans originated for sale                                               (101,880)           (92,263)
  Proceeds from sale of loans held for sale                                108,230             87,930
  Gain on sale of loans and loan servicing                                    (704)              (947)
  Provision for loan losses                                                    300                510
  Change in other assets and interest receivable                             3,255               (140)
  Change in other liabilities and interest payable                           7,371               (488)
  Other, net                                                                    16                248
                                                                     --------------     --------------
  Total adjustments                                                         16,923             (5,048)
                                                                     --------------     --------------

  Net cash provided by (used in) operating activities                       17,941             (3,941)
                                                                     --------------     --------------

Cash flows from investing activities:
  Net change in loans                                                      (15,304)            12,995
  Proceeds from sales of loans in portfolio                                    ---                172
  Purchases of investment securities available for sale                     (5,017)           (11,081)
  Purchases of investment securities held to maturity                       (6,150)            (4,022)
  Sales of investment securities available for sale                            ---              2,955
  Maturities of investment securities available for sale                     3,015             10,900
  Maturities of investment securities held to maturity                         647             11,229
  Premises and equipment, net                                                 (289)              (582)
  Purchase of mortgage servicing rights                                        ---                 (2)
  Proceeds from sale of other real estate owned                                786              1,071

                                                                     --------------     --------------
    Net cash provided by (used in) investment activities                   (22,312)            23,635
                                                                     --------------     --------------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                        11,787             (6,324)
  Change in interest bearing transaction accounts                           (2,976)             5,302
  Change in subordinated debt                                              (12,000)               ---
  Change in time deposits                                                      423             (5,386)
  Change in borrowings                                                       8,476              3,285
  Issuance of stock                                                             59                 52
  Dividends paid                                                              (135)              (112)
                                                                     --------------     --------------
    Net cash provided by (used) in financing activities                      5,634             (3,183)
                                                                     --------------     --------------


Net change in cash and cash equivalents                                      1,263             16,511
Cash and cash equivalents at beginning of period                            42,187             56,058
                                                                     --------------     --------------


Cash and cash equivalents at end of period                                 $43,450            $72,569
                                                                     ==============     ==============

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (Continued)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                               1999                1998
                                                                           --------------      -------------
Supplemental Disclosures:

Cash paid during the period for:

  Interest expense                                                               2,910               5,261

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                                  232                 726
  Transfer from mortgage loans held for sale to loans                              ---                 216
  Dividend declared                                                                135

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1998 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

     The Company's pertinent earnings per share data is as follows:

                                                                     Three Months Ended,
                                                                          March 31
                                                                  1999                         1998
                                                   -------------------------    -------------------------
                                                     Basic         Diluted        Basic         Diluted
                                                   ----------     ----------    ----------     ----------
Earnings per share before extraordinary item:
Income before extraordinary item                     $1,294         $1,294        $1,107         $1,107
Less: Preferred stock dividend                          ---            ---           112            112
                                                   ----------     ----------    ----------     ----------
Income before extraordinary item available to
common stock shareholders                            $1,294         $1,294          $995           $995
                                                   ==========     ==========    ==========     ==========

Weighted average common shares outstanding            3,372          3,463         2,793          3,445
                                                   ==========     ==========    ==========     ==========

Earnings per share before extraordinary item          $0.38          $0.37         $0.36          $0.32
                                                   ==========     ==========    ==========     ==========

Earnings per share:
Net income                                           $1,018         $1,018        $1,107         $1,107
Less: Preferred stock dividend                          ---            ---           112            112
                                                   ----------     ----------    ----------     ----------
Net income available to common stock                 $1,018         $1,018          $995           $995
shareholders
                                                   ==========     ==========    ==========     ==========

Weighted average common shares outstanding            3,372          3,463         2,793          3,445
                                                   ==========     ==========    ==========     ==========

Earnings per share                                    $0.30          $0.29         $0.36          $0.32
                                                   ==========     ==========    ==========     ==========



3.   Comprehensive Income

     The Company's total comprehensive earnings presentation is as follows:

                                                                     Three Months Ended
                                                                         March 31,
                                                                  1999                 1998
                                                             ---------------       -------------

         Net income as reported                                    $1,018              $1,107
         Other comprehensive income (net of tax):
           Change in unrealized holding gain (losses)
              on available for sale securities                       (182)                 44
           Reclassification adjustment                                 (8)                (25)
                                                             ===============       =============
         Total comprehensive income                                  $828              $1,126
                                                             ===============       =============

4.   Common Stock Dividend

     On February 16, 1999 the Board of Directors declared a quarterly cash dividend of 4 cents per share on the Company's Common Stock. The dividend is payable on April 15, 1998 to shareholders of record on March 31, 1999.


5.   Extraordinary Item

     In the first quarter of 1999 the Company recorded an extraordinary charge of $276,000, net of tax. Such charge is comprised of the unamortized debt issuance costs associated with the Company's $12,000,000 subordinated debt, which was early redeemed in the first quarter of 1999. In the first quarter of 1999 Redwood obtained funding for the early redemption through an $8.0 million dividend from NBR and the redemption of a $3.0 million note from NBR.


6.   Business Segments

     During the three month periods ended March 31, 1999 and 1998, the Company operated in four principal product and service lines: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 30,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit, provides sub prime residential loans for homeowners located principally in Northern California. The Company's residential mortgage banking and brokerage arm, known as Valley Financial, includes the origination and brokerage of "A paper" loans, and servicing of loans for investors.

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

                                                      For the three months ended March 31, 1999
                                            ------------------------------------------------------------
                                                                                 Mortgage
                                             Community                          Banking and    Total
                                              Banking    Sub Prime   Bankcard    Brokerage    Company
                                            ------------------------------------------------------------
                                                                   (in thousands)

Total Interest Income                             7,228         121           0         394       7,743
Total Interest Expense                            2,903           5           3           5       2,916
Interest income/(expense) allocation                439        (131)        137        (445)          0
                                            ------------------------------------------------------------
Net Interest Income                               4,764         (15)        134         (56)      4,827
Provision for Loan Losses                           294           6           0           0         300
Total other Operating Income                        547         100         779       1,960       3,386
Total other Operating Expense                     3,039         329         323       2,119       5,810
                                            ------------------------------------------------------------
Income before income taxes                        1,978        (250)        590        (215)      2,103
Provision for income taxes                          767         (99)        226         (85)        809
                                            ------------------------------------------------------------
Income before extraordinary item                  1,211        (151)        364        (130)      1,294
                                            ============================================================

Total Average Assets                            378,005       3,205      10,147      32,527     423,884
                                            ============================================================

                                                      For the three months ended March 31, 1998
                                            ------------------------------------------------------------
                                                                                 Mortgage
                                             Community                          Banking and    Total
                                              Banking    Sub Prime   Bankcard    Brokerage    Company
                                            ------------------------------------------------------------
                                                                   (in thousands)

Total Interest Income                             7,745         130           0         431       8,306
Total Interest Expense                            3,708           8           8           8       3,732
Interest income/(expense) allocation                327         (85)        125        (367)          0
                                            ------------------------------------------------------------
Net Interest Income                               4,364          37         117          56       4,574
Provision for Loan Losses                           504           6           0           0         510
Total other Operating Income                        906         291         441       1,689       3,327
Total other Operating Expense                     3,459         587         245       1,358       5,649
                                            ------------------------------------------------------------
Income before income taxes                        1,307        (265)        313         387       1,742
Provision for income taxes                          475         (97)        114         143         635
                                            ------------------------------------------------------------
Income before extraordinary item                    832        (168)        199         244       1,107
                                            ============================================================
Total Average Assets                            388,383       5,517       9,482      22,262     425,644
                                            ============================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by the Securities Act of 1933 and Securities Act of 1934. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

     o Competitive pressure in the banking and mortgage industry and changes in the regulatory environment.

     o Changes in the interest rate environment and volatility of rate sensitive deposits.

     o The health of the economy  declines  nationally or regionally which could
       reduce   the  demand   for  loans  or  reduce  the  value of real  estate
       collateral securing most of the Company's loans.

    o Credit quality deteriorates which could cause an increase in the provision for loan losses.

     o Risks associated with the Year 2000 which could cause disruptions in the Company's operations or increase expenses.

     o Losses in the Company's merchant credit card processing business.

     o Asset/liability matching risks and liquidity risks.

     o Changes in the securities markets.

     The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Certain Important Considerations for Investors.

     The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1998 to March 31, 1999, and significant changes and trends in the Company's results of operations for the three months ended March 31, 1999, compared to the same period in 1998.

Summary of Financial Results

     The Company reported income before extraordinary item of $1,294,000 or $.37 per diluted share and net income of $1,018,000 or $.29 per diluted share for the three months ended March 31, 1999, as compared to $1,107,000 ($.32 per diluted share) for the same period in 1998. The extraordinary item relates to the unamortized debt issuance costs, net of tax, associated with the Company's $12,000,000 subordinated debt. Such debt was redeemed in the first quarter of 1999. The increase in income before extraordinary item for the first quarter in 1999 when compared to the same period one year ago is due to an increase of $253,000 in net interest income, an increase of $59,000 in non interest income, and an increase of $161,000 in non interest expense.


Net Interest Income

     Net interest income increased from $4,574,000 during the first quarter of 1998 to $4,827,000 in the first quarter of 1999 which represents an increase of $253,000 or 5.50%. Such increase is primarily due to an increase in the net interest margin from 4.73% to 5.00%.

     Yield on earning assets decreased from 8.58% to 8.02% primarily due to a decrease in general interest rates as evidenced by a decline in the prime rate from 8.50% in 1998 to 7.75% in 1999. Yield paid on interest bearing liabilities also declined as such yield amounted to 4.91% in the first quarter of 1998 as compared to 4.07% in the same period in 1999. This decline is attributable to a decline in the general interest rate environment and the Company's downward repricing of the rates paid on money market accounts in mid 1998.

     Average earning assets declined slightly in the first quarter of 1999 when compared to the same period one year ago. Average earning assets amounted to $386,226,000 during the three month period ended March 31, 1999 as compared to $387,101,000 in 1998. The decline in average earning assets during the first three months of 1999 when compared to 1998 is primarily due to a decline in federal funds sold partially offset by an increase in average mortgage loans held for sale.

     Further contributing to the improvement in the Company's net interest margin was a change in the Company's funding mix. Total average interest bearing liabilities declined from $303,867,000 in the first quarter of 1998 to $286,888,000 in the same period in 1999 which represents an decrease of $16,979,000. This decrease was partially offset by an increase in average noninterest bearing transaction accounts of $7,373,000.

     The following is an analysis of the net interest margin:

                                         Three months ended                         Three months ended
                                         March 31, 1999                              March 31, 1998

                                Average                       %             Average                       %
(dollars in thousands)          Balance      Interest       Yield           Balance      Interest       Yield
                              ----------------------------------------    ----------------------------------------

Earning assets (1)                $386,226       $7,743          8.02         $387,101        $8,306         8.58
Interest-bearing liabilities       286,888        2,916          4.07          303,867         3,732         4.91
                                           -------------                               --------------
Net interest income                              $4,827                                       $4,574
                                           =============                               ==============
Net interest income to
  earning assets                                                 5.00                                        4.73


(1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.

     The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 1999 and 1998. Changes not solely attributable to rate or volume have been allocated to rate.

                                                                Three months ended March 31, 1999
                                                                         over March 31, 1998

                                                             Volume            Rate             Total
                                                         ---------------------------------------------------
                                                                           (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                                    $50            ($248)           ($198)
  Mortgage loans held for sale                                       169             (216)             (47)
  Investment securities                                              (63)            (107)            (170)
  Federal funds sold                                                (112)             (36)            (148)
                                                         ---------------------------------------------------
Total increase (decrease)                                             44             (607)            (563)
                                                         ---------------------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                             (142)            (382)            (524)
  Time deposits                                                        9             (145)            (136)
  Other borrowings                                                   (79)             (77)            (156)
                                                         ---------------------------------------------------
Total increase (decrease)                                           (212)            (604)            (816)
                                                         ---------------------------------------------------

Increase in net interest income                                     $256              ($3)            $253
                                                         ===================================================

Provision for Loan Losses

     The provision for loan losses for the three months ended March 31, 1999 amounted to $300,000 as compared to $510,000 in the same quarter in the previous year. For further discussion see Allowance for Loan Losses.


Other Operating Income and Expense and Income Taxes

     Other Operating Income

     The following table sets forth the components of the Company's other operating income for the three months ended March 31, 1999, as compared to the same period in 1998.


                                                Three Months Ended
                                                      March 31,
                                             ---------------------------
(dollars in thousands)                          1999            1998
                                             -----------     -----------

Service charges on deposit accounts                 255             274
Merchant draft processing, net                      779             441
Loan servicing income                                66             179
Gain (loss) on securities                            14             105
Gain on sale of loans and servicing                 704             947
Mortgage brokerage revenue, net                   1,202           1,084
Other income                                        366             297
                                             -----------     -----------
Total other operating income                     $3,386          $3,327
                                             ===========     ===========


     Other operating income increased $59,000 or 2% to $3,386,000 for the first quarter of 1999 when compared to $3,327,000 for the same period in 1998. Such increase is primarily due to an increase of $118,000 in net mortgage loan brokerage revenue, an increase of $338,000 in merchant card net revenue offset by a decrease of $243,000 in gain on sale of loans and servicing. Gain on sale revenue is derived from the sale of both sub prime mortgage loans the Company originates and "A" paper mortgage loans originated within the Company's mortgage loan division, Valley Financial.

     Other Operating Expense

     Other operating expense increased by $161,000 or 3% to $5,810,000 during the first quarter of 1999 compared to $5,649,000 for the first quarter of 1998, primarily due to an increase in salaries and benefits to accommodate a build up in mortgage brokerage and mortgage banking infrastructure.


     The following table sets forth the components of the Company's other operating expense during the three months ended March 31, 1999, as compared to the same period in 1998.



                                                    Three Months Ended
                                                           March 31,
                                                --------------------------
(dollars in thousands)                              1999          1998
                                                -------------  -----------

Salaries and employee benefits                        $3,420       $3,003
Occupancy and equipment expense                          803          809
Other                                                  1,587        1,837
                                                -------------  -----------
Total other operating expense                         $5,810       $5,649
                                                =============  ===========



Income Taxes

     The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective rate was 38.5% for the three months ended March 31, 1999, compared to 36.5% for the same period in 1998.

Business Segments

Summary financial data by industry segment as follows:


                                       For the Three Months
                                               Ended
                                             March 31,
                                          (in thousands)
                                       ----------------------
                                         1999        1998
                                      -----------  ----------


Community Banking:
   Revenue                                 5,311       5,270
   Expenses                                3,333       3,963
                                      -----------  ----------
     Income (loss) before income tax       1,978       1,307
                                      ===========  ==========


Sub Prime:
   Revenue                                    85         328
   Expenses                                  335         593
                                      -----------  ----------
     Income (loss) before income tax        (250)       (265)
                                      ===========  ==========


Bankcard:
   Revenue                                   913         558
   Expenses                                  323         245
                                      -----------  ----------
     Income (loss) before income tax         590         313
                                      ===========  ==========


Mortgage Banking and Brokerage:
   Revenue                                 1,904       1,745
   Expenses                                2,119       1,358
                                      -----------  ----------
     Income (loss) before income tax        (215)        387
                                      ===========  ==========


Total Company:
   Revenue                                 8,213       7,901
   Expenses                                6,110       6,159
                                      -----------  ----------
     Income (loss) before income tax       2,103       1,742
                                      ==========   ==========


     Community Banking

     The Community Banking segment income before income tax increased in the first quarter of 1999 when compared to the same period in the prior year. The increase is due to an improvement in the net interest margin and reduced overhead, principally OREO disposition costs and administrative expenses. Additionally the Company expects to moderately increase all categories of permanent loans within the group through renewed marketing efforts and development of new distribution channels.

     Sub Prime Lending

     In the first quarter of 1999 the Company's sub prime lending segment which is known as Allied Diversified Credit, or "ADC" recorded an operating loss of $250,000 compared to an operating loss of $252,000 in 1998. The sub prime mortgage banking business has undergone substantial changes in the last two years as increased competition, narrowing margins, and deterioration of the secondary marketing environment has caused several well publicized bankruptcies of major sub prime conduits. In response to these conditions the Company significantly downsized it's sub prime operations in the fourth quarter of 1998. The Company is currently evaluating all aspects of this business line.

     Bankcard

     The Merchant Card processing segment has experienced three successive years of revenue and earnings growth due to an increase in the number of merchants it services and an increased reliance on independent sales organizations (ISO's) to market its services. First quarter of 1999 revenue was up $338,000 or 77% over the same period in 1998. In December 1998 the Company renegotiated the terms of a processing contract with an ISO who represented $1,736,000 or 66% of the Company's 1998 merchant draft net processing revenue. In summary, as a result of the renegotiation the ISO bought down its processing rate in consideration for a payment of $2,600,000 to the Company. The term of the renegotiated contract is for two years and requires the Company to continue to process merchant card transaction volume from this ISO's customers. The Company will amortize such payment over the life of the renegotiated contract into income. The Company expects to build its overall merchant card processing business in an effort to offset any potential decline in future revenues that may result in periods following the term of the buydown.

     Mortgage Banking and Brokerage

     The Residential Mortgage Banking and Brokerage segment of the company has operated under the name "Valley Financial" since the beginning of 1997. The segment performance in the first quarter of 1999 was hindered by a rise in mortgage loan interest rates. This segment is highly sensitive to changes in mortgage interest rates and local economic conditions.


Investment Securities

     Total investment securities increased $7,176,000 or 12% to $67,586,000 as of March 31, 1999 when compared to $60,410,000 as of December 31, 1998. Such increase is due to an effort to increase the overall yield in earning assets of the Company by decreasing it's overnight fed fund investment position and redeploying such amounts into the higher yielding investment portfolio. The Company's average federal fund position amounted to $8,435,000 in the first quarter of 1999 as compared to $22,264,000 in 1998.

Loans

     Total loans  increased  $15,965,000 or 6% to $285,281,000 at March 31, 1999
compared to $269,316,000 at December 31, 1998. The increase in portfolio loans is primarily attributable to the Company's marketing efforts and a general expansion of businesses within the Company's market area. In addition, the Company has emphasized the funding of permanent residential real estate loans and commercial real estate loans in the first quarter of 1999.

     The following table summarizes the composition of the loan portfolio at March 31, 1999 and December 31, 1998.

                                                   March 31, 1999                        December 31, 1998
                                         ------------------------------------    ------------------------------------
 (dollars in thousands)                             Amount                 %                Amount                 %
                                         ------------------------------------    ------------------------------------

 Residential real estate mortgage                 $110,376                40%             $97,194                 36%
 Commercial real estate mortgage                    69,218                24               59,257                 22
 Commercial                                         60,085                21               63,260                 23
 Real estate construction                           43,782                15               46,905                 18
 Installment and other                               3,516                 1                5,095                  2
 Less deferred loan fees                            (1,696)               (1)              (2,395)                (1)
                                         ------------------------------------    ------------------------------------
     Total portfolio loans                         285,281               100%             269,316                100%
                                                           ==================                      ==================
 Less allowance for loan losses                    (8,242)                                 (8,041)
                                         -----------------                      ------------------
     Net loans                                    $277,039                               $261,275
                                         ==================                     ==================


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

     The following table summarizes the Company's allowance for loan losses:

                                                     Three months ended
                                                           March 31
                                                ---------------------------
(dollars in thousands)                             1999           1998
                                                -----------   -------------

Beginning allowance for loan losses                 $8,041          $7,645
Provision for loan losses                              300             510
Charge-offs                                           (257)           (537)
Recoveries                                             158              31
                                                -----------   -------------
Ending allowance for loan losses                    $8,242          $7,649
                                                ===========   =============


Net charge-offs to average
   loans (annualized)                                  .13%            .68%


     The allowance for loan losses as a percentage of portfolio loans decreased from 2.99% at December 31, 1998 to 2.89% at March 31, 1999. The decrease in this percentage is due to a $15,965,000 increase in the Company's total loan portfolio.


Nonperforming Assets

     The following table summarizes the Company's nonperforming assets.

                                                                March 31,            December 31,
(dollars in thousands)                                            1999                  1998
                                                              --------------       ---------------
Nonaccrual loans                                                     $6,831                $5,556
Accruing loans past due 90 days or more                                 151                   ---
Restructured loans                                                    1,045                 1,045
                                                              --------------       ---------------
Total nonperforming loans                                             8,027                 6,601
Other real estate owned                                               1,611                 2,181
Other assets owned                                                       82                   129
                                                              --------------       ---------------
Total nonperforming assets                                           $9,720                $8,911
                                                              ==============       ===============



Nonperforming assets to total assets                                   2.24%                 2.11%

     Nonperforming assets have increased from $8,911,000 as of December 31, 1998 to $9,720,000 as of March 31, 1999. The principal reasons for this decrease relate to an increase in nonaccrual loans of $1,275,000, a decrease in other real estate owned of $570,000 and an increase in accruing loans past due 90 days or more of $151,000.

     Nonperforming loans consist of loans to 34 borrowers, 19 of which have balances in excess of $100,000. The two largest have recorded balances of $1,127,000 and $827,000, both secured by real estate. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

     Other real estate owned consists of ten properties. Five properties are residential, two construction lots and the remaining are undeveloped acres and commercial buildings . Other assets owned included contract receivable rights and repossessed personal property carried at $82,000.

     Although the volume of nonperforming assets will depend in part on the future economic environment, there are also six loan relationships which total approximately $2,226,000 about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

     In the first three months of 1999 the Company was required by a mortgage loan investor to repurchase a residential mortgage loan in the amount of $69,000. From time to time the Company may be required to repurchase mortgage loans from investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower, first payment default or fraud. Primarily these repurchases involve loans which are in default. The Company expects that it may be required to repurchase loans in the future. The Company maintains a reserve for its estimate of potential losses associated with the repurchase of previously sold mortgage loans. Such reserve amounts to $163,000 as of March 31, 1999 and $172,000 as of December 31, 1998.

     At March 31, 1999 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $10,226,000 of which $9,739,000 relates to the recorded investment for which there is a related allowance for credit losses of $1,558,000 determined in accordance with these statements and $487,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these standards.

     The average recorded investment in the impaired loans during the three months ended March 31, 1999 and 1998 was $10,029,000 and $11,608,000. The
related amount of interest income recognized during the periods that such loans were impaired was $123,000 and $118,000 for the three month periods ended March 31, 1999 and 1998. No interest income was recognized using a cash-basis method of accounting during the period that the loans were impaired.

Liquidity

     Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses of the parent. It is Redwood's general policy to retain liquidity at Redwood at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of March 31, 1999, Redwood held $1,335,000 in deposits at NBR.

     Prior to April 30, 1998 Redwood paid quarterly dividends of 7.8% on its preferred stock of $5,750,000. On April 30, 1998 Redwood converted its preferred stock into common, thus eliminating the preferred dividend. On May 19, 1998 Redwood reinstated its quarterly common dividend at a rate of $.04 per share. Redwood also is required to make monthly payments of interest at 8.5% on $12,000,000 of subordinated debentures issued in 1993. Payment of these obligations is dependent on dividends from NBR. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became undercapitalized. If NBR is restricted from paying dividends, Redwood could be unable to pay dividends to its shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood.

     During the first three months of 1999, NBR declared dividends of $300,000. Management believes that at March 31, 1999, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.

     Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas; operating, investing and financing. For the three months ended March 31, 1999 the Company received $17,941,000 and investing activities while using $5,634,000 in financing activities and $22,312,000 in cash flows from operating.


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

     The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at March 31, 1999 and December 31, 1998.

                                                                  Company         NBR
                                                               -------------- -------------
         March 31, 1999
           Total capital to risk based assets                        13.25%        12.64%
           Tier 1 capital to risk based assets                       11.98         11.37
           Leverage ratio                                             9.12          8.60

         December 31, 1998
           Total capital to risk based assets                        16.94         15.98
           Tier 1 capital to risk based assets                       11.84         13.75
           Leverage ratio                                             8.84         10.31

     NBR's capital ratios declined in the first payoff quarter of 1999 due to an $8.0 million dividend to Redwood and the early payoff of a $3.0 million note due Redwood. Such payments were necessary to provide funding of Redwood's early redemption of its $12.0 million subordinated debt.

Year  2000.

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

     Many vendors and third-party processors of the Company's critical IT systems have informed the Company that their products/systems are Year 2000 compliant. The Company's merchant credit card program is dependent on a third-party processor. This processor's testing for Year 2000 compliance is onging. No alternate vendor is readily available. In the event this vendor cannot satisfactorily process credit card changes for merchants in the Bank's program, the Bank's results of operations could be adversely impacted. If initial testing for other critical IT systems is not satisfactory, the Company plans to commence taking corrective action and complete secondary testing by on or about June 30, 1999.

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

Certain Important Considerations for Investors

     Mortgage Banking and Brokerage Activity. The Company's historic results of operations has been significantly influenced by mortgage banking activity, which can fluctuate significantly, in both volume and profitability, with changes in interest rate movements. In the fourth quarter of 1996, the Company significantly curtailed its "A paper" wholesale mortgage loan production. As a result of this action, the Company's future mortgage loan production revenue and expenses will be significantly reduced from pre-1997 levels. The Company's current mortgage banking operations include both the origination and brokering of retail oriented mortgage loan production. Such mortgage loan lending activity primarily is centered in northern California. The Company's ability to maintain and grow mortgage banking and brokerage revenue depends on a favorable interest rate, economic and real estate market conditions.

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

     Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At March 31, 1999, approximately 78% of the Company's loans were secured by real estate, of which 31% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

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

     The following table sets forth, as of March 31, 1999, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.


                                                             After Three    After Six   After One
                                                  Within      Months but    Months but  Year But
                                                  Three       Within Six    Within One   Within    After Five
                                                  Months        Months         Year    Five Years    Years       Total
                                            ---------------------------------------------------------------------------

                                                                        (Dollars in thousands)
Interest earning assets:
Federal funds sold                                $13,144       $ ---        $ ---       $ ---        $ ---     $13,144
Investment securities and other                     2,003       1,044       13,978      22,722       27,839      67,586
Mortgage loans held for sale                       26,270                      ---                      ---      26,270
                                                                  ---                      ---
Loans                                             102,103      31,582       27,521      60,204       63,871     285,281
                                            ---------------------------------------------------------------------------
   Total interest-earning assets                  143,520      32,626       41,499      82,926       91,710     392,281
                                            ---------------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts             138,340         ---          ---         ---          ---     138,340
Time deposits                                      40,905      41,187       42,508      16,779          ---     141,379
Short-term borrowings                               9,847         ---          ---         ---          ---       9,847
Long-term borrowings                                  ---         ---          ---         ---          ---         ---
Subordinated notes                                    ---         ---          ---         ---          ---         ---
                                            ---------------------------------------------------------------------------
  Total interest-bearing liabilities              189,092      41,187       42,508      16,779          ---     289,566
                                            ---------------------------------------------------------------------------

Interest rate sensitivity gap                    ($45,572)    ($8,561)     ($1,009)    $66,147      $91,710
                                            ===============================================================
Cumulative interest rate sensitivity gap          (45,572)    (54,133)     (55,142)     11,005      102,715

Interest rate sensitivity gap ratio                  0.76        0.79         0.98        4.94          ---
Cumulative interest rate sensitivity gap ratio       0.76        0.76         0.80        1.04         1.35

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

     On a monthly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a March 31, 1999 summary of interest rate risk exposure as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of 200 basis points up and 200 basis points down.


         March 31, 1999
         --------------
                                      Change in Annual           Change in
         Change in Interest Rate    Net Interest Income   Market Value of Equity

                +200                    $1,382,000              ($1,209,000)
                +100                       711,000                 (439,000)
                -100                      (891,000)              (1,886,000)
                -200                    (1,878,000)              (4,828,000)

     The model utilized by management to create the report presented above makes various estimates at each level of interest rate change regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. In addition, repricing these earning assets and matured liabilities can occur in one of three ways: (1) the rate of interest to be paid on an asset or liability may adjust periodically based on an index;
(2) an asset, such as a mortgage loan, may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (3) an asset or liability may mature, at which time the proceeds can be reinvested at current market rate. Actual results could differ significantly from those estimates, which would result in significant differences in the calculated projected change.

                          PART II. - OTHER INFORMATION


Item 4.      Exhibits and Reports on Form 8-K.

1.   Exhibits.

     The following documents are included or incorporated by reference in Form 10-Q.



EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------


     3.1          Articles of Incorporation.

     3.2          Amended  and  restated  By-Laws  of the  Registrant,  filed as
                  Exhibit 3 to the Registrant's 1994 Annual Report on Form 10-K and by this reference incorporated herein.

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

     10.10 Compensation Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp.

     10.11 Executive Severance Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp.

     10.12 Salary Continuation Agreement between James E. Beckwith and Redwood Empire Bancorp.

     10.13 Dividend Reinvestment and Stock Purchase Plan on Form S-3 dated April 28, 1993 (Registration No. 3361750), and by this reference incorporated herein.

     27.          Financial  Data  Schedule for the period ended March 31, 1999.




 2.  REPORTS ON FORM 8-K

     Form 8-K dated February 24, 1999 announcing completion of redemption of 8 1/2% subordinated notes due 2004 and announcing quarterly cash dividend on common stock under Item 5 "Other Events".

     Form 8-K dated January 27, 1999 announcing fourth quarter and full year 1998 financial results.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                       REDWOOD EMPIRE BANCORP
                            (Registrant)




DATE: 5/13/99          BY:      /s/ James E. Beckwith
      -------                   ----------------------------------
                                James E. Beckwith
                                Executive Vice President,
                                Chief Financial Officer,
                                Principal Financial Officer, and
                                Principal Accounting Officer