Form 10-Q
period 1999-06-30
REDWOOD EMPIRE BANCORP
filed 1999-08-13
CIK 840007

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the SECURITIES Exchange Act of 1934

                   For the quarterly period ended June 30,1999

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. July 31, 1999: 3,409,807

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                          Page
PART I.  Financial Information

   Item 1.  Financial Statements

            Consolidated Statements of Operations
            Three and Six Months ended June 30, 1999 and 1998...............3

            Consolidated Balance Sheets
            June 30, 1999 and December 31, 1998.............................4

            Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1999 and 1998.........................5

            Notes to Consolidated Financial Statements......................7


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations...............11


   Item 3.  Quantitative and Qualitative Disclosure
            about Market Risk..............................................30


PART II. Other Information

   Item 4.  Submission of Matters to a Vote of Securities Holders..........33

   Item 6.  Exhibits and Reports on Item 8-K...............................34



SIGNATURES  ...............................................................36


PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements



                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (dollars in thousands except per share data)
                                   (unaudited)

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                       June 30,
                                                                          1999         1998              1999          1998
                                                                      ---------------------------    ---------------------------
Interest income:

  Interest and fees on loans                                              $6,913        $6,814             $13,522      $13,668
  Interest on investment securities                                        1,007         1,099               1,963        2,225
  Interest on federal funds sold                                              78           310                 256          636
                                                                      ---------------------------    ---------------------------
Total interest income                                                      7,998         8,223              15,741       16,529

Interest expense:
  Interest on deposits                                                     2,755         3,257               5,476        6,638
  Interest on subordinated notes                                             ---           277                 142          554
  Interest on other borrowings                                               154            75                 207          149
                                                                      ---------------------------    ---------------------------
Total interest expense                                                     2,909         3,609               5,825        7,341
                                                                      ---------------------------    ---------------------------

Net interest income                                                        5,089         4,614               9,916        9,188
Provision for loan losses                                                    200           510                 500        1,020
                                                                      ---------------------------    ---------------------------
Net interest income after loan loss provision                              4,889         4,104               9,416        8,168

Noninterest income:
  Service charges on deposit accounts                                        268           267                 523          541
  Merchant draft processing, net                                             863           605               1,642        1,046
  Loan servicing income                                                      103           105                 169          284
  Net realized gain on sale of
    investment securities available for sale                                 ---           ---                  14          105
  Gain on sale of loans and loan servicing                                   536         1,655               1,240        2,602
  Mortgage loan brokerage revenue, net                                       828         1,084               2,030        1,905
  Other income                                                               193           409                 559          969
                                                                      ---------------------------    ---------------------------
Total noninterest  income                                                  2,791         4,125               6,177        7,452

Noninterest expense:
  Salaries and employee benefits                                           3,254         3,388               6,674        6,391
  Occupancy and equipment expense                                            826           841               1,629        1,650
  Other                                                                    1,688         2,079               3,275        3,916
                                                                      ---------------------------    ---------------------------
Total noninterest expense                                                  5,768         6,308              11,578       11,957
                                                                      ---------------------------    ---------------------------

  Income before income taxes and extraordinary item                        1,912         1,921               4,015        3,663
  Provision for income taxes                                                 694           710               1,503        1,345
                                                                      ---------------------------    ---------------------------

Income before extraordinary item                                           1,218         1,211               2,512        2,318

Extraordinary item                                                           ---           ---                 459          ---
Income tax benefit                                                           ---           ---                (183)         ---
                                                                      ---------------------------    ---------------------------
Total extraordinary item, net of tax                                         ---           ---                 276          ---
                                                                      ---------------------------    ---------------------------

Net income                                                                 1,218         1,211               2,236        2,318
Dividends on preferred stock                                                 ---           ---                 ---          112
                                                                      ---------------------------    ---------------------------
Net income available for common stock shareholders                        $1,218        $1,211              $2,236       $2,206
                                                                      ===========================    ===========================

Earnings per common share and common equivalent share:
   Basic earnings per share before extraordinary item                       $.36          $.39                $.74         $.74
   Basic earnings per share                                                  .36           .39                 .66          .74
   Diluted earnings per share before extraordinary item                      .35           .35                 .72          .67
   Dilute earnings per share                                                 .35           .35                 .64          .67




See Notes to Consolidated Financial Statements.

                                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                             (dollars in thousands)
                                                  (unaudited)

                                                                          June 30,               December 31,
                                                                            1999                     1998
                                                                      ------------------       ------------------
Assets:
Cash and due from banks                                                         $28,409                  $15,982
Federal funds sold and repurchase agreements                                      2,276                   26,205
                                                                      ------------------       ------------------
  Cash and cash equivalents                                                      30,685                   42,187

Investment securities:
  Held to maturity (market value of $32,405 and $30,014)                         33,252                   29,872
  Available for sale, at market (amortized cost of $32,134 and $30,127           31,597                   30,538
                                                                      ------------------       ------------------
    Total investment securities                                                  64,849                   60,410
Mortgage loans held for sale                                                     28,266                   32,620
Loans:
    Residential real estate mortgage                                            113,091                   97,194
    Commercial real estate mortgage                                              76,742                   59,257
    Commercial                                                                   58,312                   63,260
    Real estate construction                                                     45,211                   46,905
    Installment and other                                                         4,620                    5,095
    Less deferred loan fees                                                      (1,380)                  (2,395)
                                                                      ------------------       ------------------
        Total portfolio loans                                                   296,596                  269,316
    Less allowance for loan losses                                               (8,001)                  (8,041)
                                                                      ------------------       ------------------
        Net loans                                                               288,595                  261,275

Premises and equipment, net                                                       3,849                    4,082
Mortgage servicing rights                                                           192                      305
Other real estate owned                                                           2,486                    2,181
Cash surrender value of life insurance                                            3,111                    3,033
Other assets and interest receivable                                              9,833                   16,206
                                                                      ------------------       ------------------
     Total assets                                                              $431,866                 $422,299
                                                                      ==================       ==================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                           $90,197                  $82,448
  Interest-bearing transaction accounts                                         128,362                  141,316
  Time deposits $100,000 and over                                                65,502                   62,600
  Other time deposits                                                            82,501                   78,356
                                                                      ------------------       ------------------
    Total deposits                                                              366,562                  364,720

Other borrowings                                                                 13,870                    1,371
Subordinated notes                                                                  ---                   12,000
Other liabilities and interest payable                                           11,168                    5,568
                                                                      ------------------       ------------------
     Total liabilities                                                          391,600                  383,659

Shareholders' equity:
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding 3,409,807 and 3,363,565 shares                      26,015                   25,801
  Retained earnings                                                              14,563                   12,600
  Accumulated other comprehensive income, net                                      (312)                     239

                                                                      ------------------       ------------------
     Total shareholders' equity                                                  40,266                   38,640
                                                                      ------------------       ------------------


     Total liabilities and shareholders' equity                                $431,866                 $422,299
                                                                      ==================       ==================

See Notes to Consolidated Financial Statements.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                         1999               1998
                                                                     --------------     --------------
Cash flows from operating activities:

  Net income                                                                $2,236             $2,318

Adjustments  to  reconcile   net  income  to  net  cash
  provided  by  operating activities:
  Depreciation and amortization, net                                           749                526
  Net realized gains on securities available for sale                          (14)              (105)
  Loans originated for sale                                               (192,313)          (220,571)
  Proceeds from sale of loans held for sale                                190,865            208,900
  Gain on sale of loans and loan servicing                                  (1,240)            (2,602)
  Provision for loan losses                                                    500              1,020
  Change in other assets and interest receivable                             3,073              1,522
  Change in other liabilities and interest payable                           8,953             (4,207)
  Other, net                                                                   102                430
                                                                     --------------     --------------
  Total adjustments                                                         10,675            (15,087)
                                                                     --------------     --------------
  Net cash provided by (used in) operating activities                       12,911            (12,769)
                                                                     --------------     --------------

Cash flows from investing activities:
  Net change in loans                                                      (22,411)            19,980
  Proceeds from sales of loans in portfolio                                    ---                288
  Purchases of investment securities available for sale                     (7,016)           (14,079)
  Purchases of investment securities held to maturity                       (6,160)           (11,131)
  Sales of investment securities available for sale                            ---              2,955
  Maturities of investment securities available for sale                     5,000             14,900
  Maturities of investment securities held to maturity                       2,774             11,382
  Premises and equipment, net                                                 (516)            (1,020)
  Purchase of mortgage servicing rights                                        ---                (11)
  Proceeds from sale of other real estate owned                              1,637              3,034
                                                                     --------------     --------------
    Net cash provided by (used in) investment activities                   (26,692)            26,298
                                                                     --------------     --------------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                         7,749             (1,865)
  Change in interest bearing transaction accounts                          (12,954)           (11,693)
  Change in subordinated debt                                              (12,000)               ---
  Change in time deposits                                                    7,047             (4,294)
  Change in borrowings                                                      12,499              4,000
  Issuance of stock                                                            214                219
  Dividends paid                                                              (273)              (245)
                                                                     --------------     --------------
    Net cash provided by (used in) financing activities                      2,282            (13,878)
                                                                     --------------     --------------


Net change in cash and cash equivalents                                    (11,499)              (349)
Cash and cash equivalents at beginning of period                            42,187             56,058
                                                                     --------------     --------------
Cash and cash equivalents at end of period                                 $30,688            $55,709
                                                                     ==============     ==============

                                             (Continued)

                                  REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                              (in thousands)
                                                (Continued)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               1999                1998
                                                                           --------------      -------------
Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                               5,798               5,261
  Income taxes                                                                     410                 820

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                                2,044               2,534
  Transfer from mortgage loans held for sale to loans                            1,547               5,564
  Dividend declared                                                                273                 245
  Conversion of Preferred Stock into Common Stock                                                    5,739



See notes to Consolidated Financial Statements

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1998 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

         The Company's pertinent earnings per share data is as follows:

                                                                             Three Months Ended
                                                                                  June 30,
                                                                     1999                          1998
                                                             ----------------------        -----------------------
                                                               Basic        Diluted          Basic       Diluted
                                                             ----------    ----------      ----------   ----------
 Earnings per share before extraordinary item:

 Income before extraordinary item                               $1,218        $1,218          $1,211       $1,211
                                                             ==========    ==========      ==========   ==========

 Weighted average common shares outstanding                      3,395         3,509           3,141        3,463
                                                             ==========    ==========      ==========   ==========

 Earnings per share before extraordinary item                    $0.36         $0.35           $0.39        $0.35
                                                             ==========    ==========      ==========   ==========

 Earnings per share:
 Net income                                                     $1,218        $1,218          $1,211       $1,211
                                                             ==========    ==========      ==========   ==========

 Weighted average common shares outstanding                      3,395         3,509           3,141        3,463
                                                             ==========    ==========      ==========   ==========

 Earnings per share                                              $0.36         $0.35           $0.39        $0.35
                                                             ==========    ==========      ==========   ==========

                                                                                Six Months Ended
                                                                                   June 30,
                                                                     1999                          1998
                                                             ----------------------        -----------------------
                                                               Basic        Diluted          Basic       Diluted
                                                             ----------    ----------      ----------   ----------
 Earnings per share before extraordinary item:

 Income before extraordinary item                               $2,512        $2,512          $2,318       $2,206
 Less: Preferred stock dividend                                    ---           ---             112          112
                                                             ----------    ---------       ---------    ---------
 Income before extraordinary item available to
   common stock shareholders                                     $2,512        $2,512          $2,206       $2,318
                                                             ==========    ==========      ==========   ==========

 Weighted average common shares outstanding                      3,383         3,485           2,967        3,454
                                                             ==========    ==========      ==========   ==========

 Earnings per share before extraordinary item                    $0.74         $0.72           $0.74        $0.67
                                                             ==========    ==========      ==========   ==========

 Earnings per share:
 Net income                                                     $2,236        $2,236          $2,318       $2,206
 Less: Preferred stock dividend                                    ---           ---             112          112
                                                             ---------     ---------       ---------    ---------
 Net income available to common stock shareholders              $2,236        $2,236          $2,206       $2,318
                                                             ==========    ==========      ==========   ==========

 Weighted average common shares outstanding                      3,383         3,485           2,967        3,454
                                                             ==========    ==========      ==========   ==========

 Earnings per share                                              $0.66         $0.64           $0.74        $0.67
                                                             ==========    ==========      ==========   ==========

3.       Comprehensive Income

         The Company's total comprehensive earnings presentation is as follows:

                                                          Three Months Ended               Six Months Ended
                                                              June 30,                       June 30,
                                                    -------------------------------   --------------------------
                                                        1999             1998            1999           1998
                                                    --------------   --------------   -----------    -----------
                                                            (In thousands)                  (In thousands)
 Net income as reported                                    $1,218           $1,211        $2,236         $2,318
 Other comprehensive income (net of tax):
   Change in unrealized holding gain (losses)
      on available for sale securities
                                                             (361)             132          (543)           151
   Reclassification adjustment                                - -              - -            (8)           (25)
                                                    --------------   --------------   -----------    -----------
 Total comprehensive income                                  $857           $1,343        $1,685         $2,444
                                                    ==============   ==============   ===========    ===========


4.       Common Stock Dividend

         On May 18, 1999 the Board of Directors declared a quarterly cash dividend of 4 cents per share on the Company's Common Stock. The dividend is payable on July 15, 1999 to shareholders of record on June 30, 1999.


5.       Extraordinary Item

         In the first quarter of 1999 the Company recorded an extraordinary charge of $276,000, net of tax. Such charge is comprised of the unamortized debt issuance costs associated with the Company's $12,000,000 subordinated debt which was early redeemed in the first quarter of 1999. In the first quarter of 1999 Redwood obtained funding for the early redemption through an $8.0 million dividend from NBR and the redemption of a $3.0 million note from NBR.


6.        Business Segments

         During the three and six months ended June 30, 1999 and 1998, the Company operated in four principal product and service lines: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 30,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit, provides sub prime residential loans for homeowners located principally in Northern California. The Company's residential mortgage banking and brokerage arm, known as Valley Financial, includes the origination and brokerage of "A paper" loans, and servicing of loans for investors.

         The condensed income statements and average assets of the individual segments are set forth in the table below. The information in this table is derived from the internal management reporting system used by management to measure the performance of the segments and the Company. The management reporting system assigns balance sheet and income statement items to each segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a segment are assigned to that business. Total other operating expense including indirect costs, such as overhead, operations and technology expense are allocated to the segments based on an evaluation of costs for product or data processing. All amounts other than allocations of interest and indirect costs are derived from third parties. The provision for credit losses is allocated based on the required reserves and the net charge-offs for each respective segment.

                                                         For the quarter ended June 30, 1999
                                            ------------------------------------------------------------
                                                                                 Mortgage
                                             Community                          Banking and    Total
                                              Banking    Sub Prime   Bankcard    Brokerage    Company
                                            ------------------------------------------------------------
                                                                   (in thousands)
Total Interest Income                            $7,415        $102          $0        $481      $7,998
Total Interest Expense                            2,909           0           0           0       2,909
Interest income/(expense) allocation                323         (74)        138        (387)          0
                                            ------------------------------------------------------------
Net Interest Income                               4,829          28         138          94       5,089
Provision for Loan Losses                           196           4           0           0         200
Total other Operating Income                        516          63         863       1,349       2,791
Total other Operating Expense                     3,359         283         347       1,779       5,768
                                            ------------------------------------------------------------
Income before income taxes                        1,790        (196)        654        (336)      1,912
Provision for income taxes                          659         (72)        236        (129)        694
                                            ------------------------------------------------------------
Income before extraordinary item                 $1,131       ($124)       $418       ($207)     $1,218
                                            ============================================================

Total Average Assets                           $394,990      $3,948     $10,233     $24,715    $433,886
                                            ============================================================


                                                         For the quarter ended June 30, 1998
                                            ------------------------------------------------------------
                                                                                 Mortgage
                                             Community                          Banking and    Total
                                              Banking    Sub Prime   Bankcard    Brokerage    Company
                                            ------------------------------------------------------------
                                                                   (in thousands)

Total Interest Income                            $7,614        $147          $0        $462      $8,223
Total Interest Expense                            3,585           8           8           8       3,609
Interest income/(expense) allocation                286         (78)        134        (342)          0
                                            ------------------------------------------------------------
Net Interest Income                               4,315          61         126         112       4,614
Provision for Loan Losses                           504           6           0           0         510
Total other Operating Income                        632         667         605       2,221       4,125
Total other Operating Expense                     3,595         556         253       1,904       6,308
                                            ------------------------------------------------------------
Income before income taxes                          848         166         478         429       1,921
Provision for income taxes                          314          60         177         159         710
                                            ------------------------------------------------------------
Income before extraordinary item                   $534        $106        $301        $270      $1,211
                                            ============================================================

Total Average Assets                           $383,664      $5,881      $9,450     $23,512    $422,507
                                            ============================================================

                                                           For the six months ended June 30, 1999
                                              ------------------------------------------------------------------
                                                                                       Mortgage
                                               Community                              Banking and     Total
                                                Banking     Sub Prime    Bankcard      Brokerage     Company
                                              -----------------------------------------------------------------
                                                                             (in thousands)

Total Interest Income                              $14,643        $223            $0          $875     $15,741
Total Interest Expense                               5,811           5             3             6       5,825
Interest income/(expense) allocation                   762        (205)          275          (832)          0
                                              -----------------------------------------------------------------
Net Interest Income                                  9,594          13           272            37       9,916
Provision for Loan Losses                              490          10             0             0         500
Total other Operating Income                         1,063         163         1,642         3,309       6,177
Total other Operating Expense                        6,399         612           670         3,897      11,578
                                              -----------------------------------------------------------------
Income before income taxes                           3,768        (446)        1,244          (551)      4,015
Provision for income taxes                           1,426        (171)          462          (214)      1,503
                                              -----------------------------------------------------------------
Income before extraordinary item                    $2,342       ($275)         $782         ($337)     $2,512
                                              =================================================================

Total Average Assets                              $386,072      $5,655       $10,190       $26,542    $428,459
                                              =================================================================

                                                           For the six months ended June 30, 1998
                                              ------------------------------------------------------------------
                                                                                       Mortgage
                                               Community                              Banking and     Total
                                                Banking     Sub Prime    Bankcard      Brokerage     Company
                                              -----------------------------------------------------------------
                                                                             (in thousands)

Total Interest Income                              $15,359        $277            $0          $893     $16,529
Total Interest Expense                               7,296          15            15            15       7,341
Interest income/(expense) allocation                   549        (151)          267          (665)          0
                                              -----------------------------------------------------------------
Net Interest Income                                  8,612         111           252           213       9,188
Provision for Loan Losses                            1,008          12             0             0       1,020
Total other Operating Income                         1,538         958         1,046         3,910       7,452
Total other Operating Expense                        7,053       1,144           498         3,262      11,957
                                              -----------------------------------------------------------------
Income before income taxes                           2,089         (87)          800           861       3,663
Provision for income taxes                             766         (33)          294           318       1,345
                                              -----------------------------------------------------------------
Income before extraordinary item                    $1,323        ($54)         $506          $543      $2,318
                                              =================================================================

Total Average Assets                              $387,913      $5,699        $9,404       $22,887    $425,903
                                              =================================================================


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

         The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1998 to June 30, 1999, and significant changes and trends in the Company's results of operations for the three and six months ended June 30, 1999, compared to the same period in 1998.

Summary of Financial Results

         The Company reported net income of $1,218,000 ($.35 per diluted share) for the three months ended June 30, 1999, as compared to $1,211,000 ($.35 per diluted share) for the same period in 1998. Net income before extraordinary item was $2,512,000 ($.72 per diluted share) and net income of $2,236,000 ($.64 per diluted share) for the six months ended June 30, 1999, as compared to $2,318,000 ($.67 per diluted share) for the same period in 1998. The extraordinary item relates to the unamortized debt issuance costs, net of tax, associated with the Company's $12,000,000 subordinated debt. Such debt was redeemed in the first quarter of 1999.

         The slight increase in net income for the second quarter in 1999 when compared to the same period one year ago is due to an increase of $475,000 in net interest income, a decrease of $1,334,000 in non interest income, a decrease in the provision for loan losses of $310,000 and a decrease of $540,000 in non interest expense. The increase in income before extraordinary item during the first six months of 1999 when compared to the same period in 1998 is due to a decrease of $1,275,000 in non interest income, a decrease in the provision for loan losses of $520,000, a decrease of $379,000 in non interest expense and an increase of $728,000 in net interest income.

Net Interest Income

         Net interest income increased from $4,614,000 during the second quarter of 1998 to $5,089,000 in the second quarter of 1999, which represents an increase of $475,000 or 9%. Such increase is due to an increase in the Company's net interest margin from 4.90% to 5.15% and an increase in average earning assets of $18,465,000 from $376,513,000 for the quarter ended June 30, 1998 to $394,978,000 for the quarter ended June 30, 1999.

         Net interest income of $9,916,000 increased $728,000 or 8% for the six months ended June 30, 1999 when compared to the same period one year ago. The increase is primarily due to an increase of $8,795,000 or 2% in average earning assets and a decrease of $13,307,000 or 4% in interest bearing liabilities. Net interest margin for the first six months of 1999 was 5.08% as compared to 4.81% for the same period one year ago.

         Yield on earning assets decreased from 8.66% to 8.06% primarily due to a decrease in general interest rates as evidenced by a decline in the prime rate from 8.50% in 1998 to 7.75% in 1999. Yield paid on interest bearing liabilities also declined as such yield was 4.83% for the six months ended June 30, 1998 as compared to 4.01% in the same period in 1999. This decline is attributable to a decline in the general interest rate environment and the Company's downward repricing of the rates paid on money market accounts in mid 1998.

         Average earning assets increased in the second quarter of 1999 when compared to the same period one year ago. Average earning assets were $390,602,000 during the six month period ended June 30, 1999 as compared to $381,807,000 in 1998. The increase in average earning assets during the first six months of 1999 when compared to 1998 is primarily due to an increase in average portfolio loans and average mortgage loans held for sale, partially offset by a decline in federal funds sold.

         Further contributing to the improvement in the Company's net interest margin was a change in the Company's funding mix. Total average interest bearing liabilities declined from $303,984,000 in the second quarter of 1998 to $290,677,000 for the same period in 1999 which represents a decrease of $13,307,000. This decrease was partially offset by an increase in average noninterest bearing transaction accounts of $7,248,000.

         The following is an analysis of the net interest margin:



                                        Three months ended                          Three months ended
                                          June 30, 1999                               June 30, 1998
                              ----------------------------------------    ----------------------------------------
                                Average                       %             Average                       %
(dollars in thousands)          Balance      Interest       Yield           Balance      Interest       Yield
                              ----------------------------------------    ----------------------------------------

Earning assets (1)                $394,978       $7,998          8.10         $376,513        $8,223         8.74
Interest-bearing liabilities       294,466        2,909          3.95          304,101         3,609         4.75
                                           -------------                               --------------
Net interest income                              $5,089                                       $4,614
                                           =============                               ==============
Net interest income to
  earning assets                                                 5.15                                        4.90

                                         Six months ended                            Six months ended
                                         June 30, 1999                               June 30, 1998
                             ----------------------------------------     ---------------------------------------
                                Average                      %              Average                      %
(dollars in thousands)          Balance      Interest      Yield            Balance      Interest      Yield
                             ----------------------------------------     ---------------------------------------

Earning assets (1)                $390,602      $15,741         8.06          $381,807      $16,529         8.66
Interest-bearing liabilities       290,677        5,825         4.01           303,984        7,342         4.83
                                           -------------                               -------------
Net interest income                              $9,916                                      $9,187
                                           =============                               =============
Net interest income to
  earning assets                                                5.08                                        4.81

(1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.

         The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 1999 and 1998. Changes not solely attributable to rate or volume have been allocated to rate.

                                                                Three months ended June 30, 1999
                                                                         over June 30, 1998
                                                         --------------------------------------------------
                                                             Volume            Rate             Total
                                                         --------------------------------------------------
                                                                           (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                                   $453             ($328)           $125
  Mortgage loans held for sale                                      (206)              180             (26)
  Investment securities                                             (911)              819             (92)
  Federal funds sold                                                (498)              266            (232)
                                                         --------------------------------------------------
Total increase (decrease)                                         (1,162)              937            (225)
                                                         --------------------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                              (77)             (352)           (429)
  Time deposits                                                      892              (965)            (73)
  Other borrowings                                                  (282)               84            (198)
                                                         --------------------------------------------------
Total increase (decrease)                                            533            (1,233)           (700)
                                                         --------------------------------------------------

Increase in net interest income                                  ($1,695)           $2,170            $475
                                                         ==================================================

                                                                     Year to date June 30, 1999
                                                                          over June 30, 1998
                                                         ---------------------------------------------------
                                                              Volume            Rate            Total
                                                         ---------------------------------------------------
                                                                           (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                                   $906             ($979)           ($73)
  Mortgage loans held for sale                                       164              (237)            (73)
  Investment securities                                             (100)             (162)           (262)
  Federal funds sold                                                (330)              (50)           (380)
                                                         ---------------------------------------------------
Total increase (decrease)                                            640            (1,428)           (788)
                                                         ---------------------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                             (232)             (722)           (954)
  Time deposits                                                      132              (340)           (208)
  Other borrowings                                                  (240)             (114)           (354)
                                                         ---------------------------------------------------
Total increase (decrease)                                           (340)           (1,176)         (1,516)
                                                         ---------------------------------------------------

Increase in net interest income                                     $980             ($252)           $728
                                                         ===================================================

Provision for Loan Losses

         The provision for loan losses for the three months ended June 30, 1999 amounted to $200,000 as compared to $510,000 in the same quarter in the previous year. For the six months ended June 30, 1999 the provision decreased $520,000 from $1,020,000 in 1998 to $500,000 in 1999. For further discussion see Allowance for Loan Losses.


Other Operating Income and Expense and Income Taxes

         Other Operating Income

         The following table sets forth the components of the Company's other operating income for the three and six months ended June 30, 1999, as compared to the same period in 1998.

                                           Three Months Ended                       Six Months Ended
                                                June 30,               %              June 30,                %
                                          -----------------------               ------------------------
(dollars in thousands)                      1999         1998       Change         1999          1998       Change
                                         -----------   ---------- -----------   -----------   ----------- ------------

Service charges on deposit accounts             268          267           0           523          541           (3)
Merchant draft processing, net                  863          605          43         1,642        1,046           57
Loan servicing income                           103          105          (2)          169          284          (40)
Gain (loss) on securities                       ---          ---         ---            14          105          (87)
Gain on sale of loans and servicing             536        1,655         (68)        1,240        2,602          (52)
Mortgage brokerage revenue, net                 828        1,084         (24)        2,030        1,905            7
Other income                                    193          409         (53)          559          969          (42)
                                         -----------   ----------               -----------   ----------
Total other operating income                 $2,791       $4,125         (32)       $6,177       $7,452          (17)
                                         ===========   ==========               ===========   ===========

         Other operating income decreased $1,334,000 or 32% to $2,791,000 for the second quarter of 1999 when compared to $4,125,000 for the same period in 1998. Such decrease is primarily due to a decrease of $256,000 in net mortgage loan brokerage revenue, an increase of $258,000 in merchant card net revenue and a decrease of $1,119,000 in gain on sale of loans and servicing. Gain on sale revenue is derived from the sale of both sub prime mortgage loans the Company originates and "A" paper mortgage loans originated within the Company's mortgage loan division, Valley Financial. The decrease in the second quarter of 1999 when compared to the second quarter of 1998 relates to a slight decrease in loan origination volume, a lower margin and an increasing mortgage loan interest rate environment. Net revenue from the mortgage loan brokerage operation amounted to $828,000 in the second quarter of 1999 as compared to $1,084,000 in 1998 and $2,030,000 for the six month period ending June 30, 1999 when compared to $1,905,000 for the six month period ending June 30, 1998.




         Other operating income amounted to $6,177,000 for the six months ended June 30, 1999 as compared to $7,452,000 for the same period in 1998. The decrease of $1,275,000 or $17% is primarily attributable to a decrease in gain on sale of loans and loan servicing due to decreased mortgage loan origination volume and lower margins.

         Other Operating Expense

         Other operating expense decreased by $540,000 or 9% to $5,768,000 during the second quarter of 1999 compared to $6,308,000 for the second quarter of 1998, primarily due to the Company's cost control efforts. Other operating expense decreased 379,000 or 3% to $11,578,000 for the six month period ended June 30, 1999 compared to $11,957,000 for the same period one year ago.

         The following table sets forth the components of the Company's other operating expense during the three and six months ended June 30, 1999, as compared to the same period in 1998.


                                         Three Months Ended                        Six Months Ended
                                              June 30,               %                 June 30,              %
                                     ---------------------------              ------------------------
(dollars in thousands)                   1999          1998       Change         1999         1998         Change
                                     -------------  ------------ ----------   -----------  -----------   -----------

Salaries and employee benefits             $3,254        $3,388        (4)        $6,674       $6,391             4
Occupancy and equipment expense               826           841        (2)         1,629        1,650            (1)
Other                                       1,688         2,079       (19)         3,275        3,916           (16)
                                     -------------  ------------              -----------  -----------
Total other operating expense              $5,768        $6,308        (9)       $11,578      $11,957            (3)
                                     =============  ============              ===========  ===========


Income Taxes

         The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective rate was 36.3% and 37.4% for the three and six months ended June 30, 1999, compared to 37.0% and 36.7% for the same periods in 1998.

Business Segments

Summary financial data by industry segment as follows:


                                         For the Three Months    For the Six Months
                                                Ended                   Ended
                                             June 30,                 June 30,
                                          (in thousands)           (in thousands)
                                         1999        1998         1999        1998
                                      -----------  ----------  -----------  ----------
Community Banking:
   Revenue                                 5,345       4,947       10,657       10,150
   Expenses                                3,555       4,099        6,889        8,061
                                      -----------  ----------  -----------  -----------
     Income (loss) before income tax       1,790         848        3,768        2,089
                                      ===========  ==========  ===========  ===========


Sub Prime:
   Revenue                                    91         728          176        1,069
   Expenses                                  287         562          622        1,156
                                      -----------  ----------  -----------  -----------
     Income (loss) before income tax        (196)        166         (446)         (87)
                                      ===========  ==========  ===========  ===========


Bankcard:
   Revenue                                 1,001         731        1,914        1,298
   Expenses                                  347         253          670          498
                                      -----------  ----------  -----------  -----------
     Income (loss) before income tax         654         478        1,244          800
                                      ===========  ==========  ===========  ===========


Mortgage Banking and Brokerage:
   Revenue                                 1,443       2,333        3,346        4,123
   Expenses                                1,779       1,904        3,897        3,262
                                      -----------  ----------  -----------  -----------
     Income (loss) before income tax        (336)        429         (551)         861
                                      ===========  ==========  ===========  ===========


Total Company:
   Revenue                                 7,880       8,739       16,093       16,640
   Expenses                                5,968       6,818       12,078       12,977
                                      -----------  ----------  -----------  -----------
     Income (loss) before income tax       1,912       1,921        4,015        3,663
                                      ===========  ==========  ===========  ===========


         Community Banking

         The Community Banking segment income before income tax increased for the quarter ended June 30, 1999 as well as the six months ended June 30, 1999 when compared to the same periods in the prior year. The increase is due to an improvement in the net interest margin and reduced overhead, principally OREO disposition costs and administrative expenses. Additionally, the Company moderately increased all categories of permanent loans within the group through renewed marketing efforts and development of new distribution channels. Total average portfolio loans amounted to $293,321,000 and $257,094,000 in the second quarter of 1999 and 1998, which reflects a 14% increase. For the full six months such amounts are $282,698,000 and $263,574,000 which reflects a 7% increase.

         Sub Prime Lending

         In the second quarter of 1999 the Company's sub prime lending segment which is known as Allied Diversified Credit, or "ADC" recorded an operating loss of $196,000 compared to operating income of $166,000 in 1998. For the six months ended June 30, 1999 the segment recorded an operating loss of $446,000 compared to a loss of $87,000 for the same period one year ago. The sub prime mortgage banking business has undergone substantial changes in the last two years as increased competition, narrowing margins, and deterioration of the secondary marketing environment has caused several well publicized bankruptcies of major sub prime conduits. In response to these conditions the Company significantly downsized its sub prime operations in the fourth quarter of 1998. The Company is currently evaluating all aspects of this business line.

         Bankcard

         The Merchant Card processing segment has experienced three successive years of revenue and earnings growth due to an increase in the number of merchants it services and an increased reliance on independent sales organizations (ISO's) to market its services. Second quarter of 1999 revenue was up $270,000 or 37% over the same period in 1998. For the six months ended June 30, 1999, revenue was up $616,000 or 47% to $1,914,000 from $1,298,000 one year ago. In December 1998 the Company renegotiated the terms of a processing contract with an ISO who represented $1,736,000 or 66% of the Company's 1998 merchant draft net processing revenue. In summary, as a result of the renegotiation the ISO bought down its processing rate in consideration for a payment of $2,600,000 to the Company. The term of the renegotiated contract is for two years and requires the Company to continue to process merchant card transaction volume from this ISO's customers. The Company will amortize such payment over the life of the renegotiated contract into income. The Company expects to build its overall merchant card processing business in an effort to offset any potential decline in future revenues that may result in periods following the term of the buydown.

         Mortgage Banking and Brokerage

         The Residential Mortgage Banking and Brokerage segment of the company has operated under the name "Valley Financial" since the beginning of 1997. The segment performance in the first six months of 1999 when compared to the same period in 1998 was hindered by a rise in mortgage loan interest rates. This segment is highly sensitive to changes in mortgage interest rates and local economic conditions. In response to these conditions the Company is currently evaluating its strategic options with respect to this unit.


Investment Securities

         Total investment securities increased $4,439,000 or 7% to $64,849,000 as of June 30, 1999 when compared to $60,410,000 as of December 31, 1998. Such increase is due to an effort to increase the overall yield in earning assets of the Company by decreasing it's overnight fed fund investment position and redeploying such amounts into the higher yielding investment portfolio. The Company's average federal fund position amounted to $10,480,000 for the first six months of 1999 as compared to $21,794,000 in 1998.

Loans

         Total loans increased $27,280,000 or 10% to $296,596,000 at June 30, 1999 compared to $269,316,000 at December 31, 1998. The increase in portfolio loans is primarily attributable to the Company's marketing efforts and a general expansion of businesses within the Company's market area. In addition, the Company has emphasized the funding of permanent residential real estate loans and commercial real estate loans in the first six months of 1999.

         The following table summarizes the composition of the loan portfolio at June 30, 1999 and December 31, 1998

                                                   June 30, 1999                         December 31, 1998
                                         ------------------------------------    ------------------------------------
 (dollars in thousands)                        Amount              %                   Amount              %
                                         ------------------------------------    ------------------------------------
Residential real estate mortgage                  $113,091                37%              $97,194                36%
 Commercial real estate mortgage                    76,742                26                59,257                22
 Commercial                                         58,312                20                63,260                23
 Real estate construction                           45,211                15                46,905                18
 Installment and other                               4,620                 2                 5,095                 2
 Less deferred loan fees                            (1,380)                0                (2,395)               (1)
                                         ------------------------------------    ------------------------------------
     Total portfolio loans                         296,596               100%              269,316               100%
                                                           ==================                      ==================
 Less allowance for loan losses                     (8,001)                                 (8,041)
                                         ------------------                      ------------------
     Net loans                                    $288,595                                $261,275
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

         The following table summarizes the Company's allowance for loan losses:

                                                     Three months ended           Six months ended
                                                            June 30,                   June 30,
                                                ---------------------------   --------------------------
(dollars in thousands)                             1999           1998           1999           1998
                                                -----------   -------------   -----------    -----------
Beginning allowance for loan losses                 $8,242          $7,649        $8,041         $7,645
Provision for loan losses                              200             510           500          1,020
Charge-offs                                           (656)           (334)         (913)          (871)
Recoveries                                             215             105           373            136
                                                -----------   -------------   -----------    -----------
Ending allowance for loan losses                    $8,001          $7,930        $8,001         $7,930
                                                ===========   =============   ===========    ===========


Net charge-offs to average
   loans (annualized)                                  .55%            .32%          .38%           .56%

         The allowance for loan losses as a percentage of portfolio loans decreased from 2.99% at December 31, 1998 to 2.70% at June 30, 1999. The slight decrease in this percentage is due to a $27,280,000 increase in the Company's total loan portfolio.


Nonperforming Assets

         The following table summarizes the Company's nonperforming assets.

                                                                June 30,             December 31,
(dollars in thousands)                                            1999                  1998
                                                              --------------       ---------------
Nonaccrual loans                                                     $3,944                $5,556
Accruing loans past due 90 days or more                               1,664                   ---
Restructured loans                                                    1,029                 1,045
                                                              --------------       ---------------
Total nonperforming loans                                             6,637                 6,601
Other real estate owned                                               2,486                 2,181
Other assets owned                                                       67                   129
                                                              --------------       ---------------
Total nonperforming assets                                           $9,190                $8,911
                                                              ==============       ===============




Nonperforming assets to total assets                                   2.13%                 2.11%

         Nonperforming assets have increased from $8,911,000 as of December 31, 1998 to $9,190,000 as of June 30, 1999. The principal reasons for this increase relates an increase in accruing loans past due 90 days or more of $1,664,000, all of which paid off subsequent to June 30, 1999, an increase in other real estate owned of $305,000 offset by a decline in nonaccrual loans of $1,612,000.

         Nonperforming loans consist of loans to 36 borrowers, 20 of which have balances in excess of $100,000. The two largest have recorded balances of $1,405,000 and $716,000, both secured by real estate. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

         Other real estate owned consists of eight properties. Four properties are residential, two are commercial buildings and the remaining are undeveloped acres and a motel. Other assets owned included contract receivable rights and repossessed personal property carried at $67,000.

         Although the volume of nonperforming assets will depend in part on the future economic environment, there is one loan relationship which totals approximately $221,000 about which management has serious doubts as to the ability of the borrower to comply with the present repayment terms and which may become a nonperforming asset based on the information presently known about possible credit problems of the borrower.

         In the first six months of 1999 the Company was required by a mortgage loan investor to repurchase two residential mortgage loans in the amount of $205,000. From time to time the Company may be required to repurchase mortgage loans from investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower, first payment default or fraud. Primarily these repurchases involve loans which are in default. The Company expects that it may be required to repurchase loans in the future. The Company maintains a reserve for its estimate of potential losses associated with the repurchase of previously sold mortgage loans. Such reserve amounts to $152,000 as of June 30, 1999 and $172,000 as of December 31, 1998.

         At June 30, 1999 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $7,402,000 of which $6,923,000 relates to the recorded investment for which there is a related allowance for credit losses of $1,136,000 determined in accordance with these statements and $478,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these standards.

         The average recorded investment in the impaired loans during the six months ended June 30, 1999 and 1998 was $7,660,000 and $11,888,000. The related amount of interest income recognized during the periods that such loans were impaired was $91,000 and $213,000 for the three and six month periods ended June 30, 1999 and $200,000 and $317,000 for the same period in 1998. No interest income was recognized using a cash-basis method of accounting during the period that the loans were impaired.

Liquidity

         Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses of the parent. It is Redwood's general policy to retain liquidity at Redwood at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of June 30, 1999, Redwood held $1,363,000 in deposits at NBR.

         Prior to April 30, 1998 Redwood paid quarterly dividends of 7.8% on its preferred stock of $5,750,000. On April 30, 1998 Redwood converted its preferred stock into common, thus eliminating the preferred dividend. On May 19, 1998 Redwood reinstated its quarterly common dividend at a rate of $.04 per share. Prior to March 1999 Redwood was required to make monthly payments of interest at 8.5% on $12,000,000 of subordinated debentures issued in 1993. The subordinated debentures issue was early redeemed in the first quarter of 1999. Payment of these obligations was dependent on dividends from NBR. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became undercapitalized. If NBR is restricted from paying dividends, Redwood could be unable to pay dividends to its shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood.

         During the first six months of 1999, NBR declared dividends of $8,600,000, of which $8,000,000 was used to fund the early redemption of the $12,000,000 subordinated debt. Management believes that at June 30, 1999, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.

         Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas; operating, investing and financing. For the six months ended June 30, 1999 the Company received cash of $12,911,000 from operating activities and $2,282,000 in financing activities while using $26,692,000 in investing activities.


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

         The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at June 30, 1999 and December 31, 1998.

                                                                  Company         NBR
                                                               -------------- -------------
         June 30, 1999
           Total capital to risk based assets                        13.05%        12.50%
           Tier 1 capital to risk based assets                       11.79         11.24
           Leverage ratio                                             9.31          8.67

         December 31, 1998
           Total capital to risk based assets                        16.94         15.98
           Tier 1 capital to risk based assets                       11.84         13.75
           Leverage ratio                                             8.84         10.31

         NBR's capital ratios declined in the first quarter of 1999 due to an $8.0 million dividend to Redwood and the early payoff of a $3.0 million note due Redwood. Such payments were necessary to provide funding of Redwood's early redemption of its $12.0 million subordinated debt.

Year 2000

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

         Many vendors and third-party processors of the Company's critical IT systems have informed the Company that their products/systems are Year 2000 compliant. The Company's merchant credit card program is dependent on a third-party processor. The Company has been informed that this processor's testing for Year 2000 compliance is onging, and that such testing is satisfactory. No alternate vendor is readily available. In the event this vendor cannot satisfactorily process credit card changes for merchants in the Bank's program, the Bank's results of operations could be adversely impacted.

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

         Contingency Plans

         The Company has developed contingency plans for software systems utilized by the Company, should they not successfully pass the Company's Year 2000 testing. Generally this involves the identification of an alternate vendor or expected actions the Company could take, as well as the establishment of a trigger date to implement the contingency plan. The Company is also considering the purchase of a backup generator to provide power for certain critical functions in the event of a power failure and additional cash will be on hand for potential liquidity needs. Company personnel are being trained to manually perform certain critical functions if computers fail. The Company has developed, in accordance with regulatory guidelines, further contingency plans to address potential business disruptions resulting from Year 2000 issues. The Company's contingency plans will be subject to change throughout 1999.

Certain Important Considerations for Investors

         Mortgage Banking and Brokerage Activity. The Company's historic results of operations has been significantly influenced by mortgage banking activity, which can fluctuate significantly, in both volume and profitability, with changes in interest rate movements. In the fourth quarter of 1996, the Company significantly curtailed its "A paper" wholesale mortgage loan production. As a result of this action, the Company's future mortgage loan production revenue and expenses will be significantly reduced from pre-1997 levels. The Company's current mortgage banking operations include both the origination and brokering of retail oriented mortgage loan production. Such mortgage loan lending activity primarily is centered in northern California. The Company is currently evaluating its strategic options with respect to this business activity.

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

         Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At June 30, 1999, approximately 79% of the Company's loans were secured by real estate, of which 33% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

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

         The following table sets forth, as of June 30, 1999, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.


                                               After Three  After Six    After One
                                     Within    Months but   Months but   Year But
                                     Three     Within Six   Within One    Within     After Five
                                     Months      Months        Year     Five Years     Years        Total
                                  ---------------------------------------------------------------------------

                                                            (Dollars in thousands)
Interest earning assets:
Federal funds sold                      $2,276       $ ---        $ ---       $ ---        $ ---      $2,276
Investment securities and other          1,307       4,989       11,789      27,402       19,368      64,855
Mortgage loans held for sale            28,266         ---          ---         ---          ---      28,266
Loans                                  110,220      33,382       19,566      68,634       64,794     296,596
                                  ---------------------------------------------------------------------------
   Total interest-earning assets       142,069      38,371       31,355      96,036       84,162     391,993
                                  ---------------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction
  accounts                             128,362         ---          ---         ---          ---     128,362
Time deposits                           49,334      28,968       55,734      13,967          ---     148,003
Short-term borrowings                   13,870         ---          ---         ---          ---      13,870
                                  ---------------------------------------------------------------------------
  Total interest-bearing
    liabilities                        191,566      28,968       55,734      13,967          ---     290,235
                                  ---------------------------------------------------------------------------

Interest rate sensitivity gap         ($49,497)     $9,403     ($24,379)    $82,069      $84,162
                                  ===============================================================
  Cumulative interest rate
    sensitivity gap                    (49,497)    (40,094)     (64,473)     17,596      101,758
                                  ===============================================================

Interest rate sensitivity gap             0.74        1.32         0.56        6.88          ---
ratio
Cumulative interest rate                  0.74        0.82         0.77        1.06         1.35
sensitivity gap ratio

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

         On a monthly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 100 basis points up and 100 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a June 30, 1999 summary of interest rate risk exposure as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of 100 basis points up and 100 basis points down.

         June 30, 1999
                                             Change in Annual                         Change in
         Change in Interest Rate            Net Interest Income                 Market Value of Equity

                +100                                573,000                          (1,406,000)
                -100                               (694,000)                            106,000

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

             (a) The Company held its Annual Meeting of Shareholders on May 18, 1999.

             (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Company's proxy statement for the Annual Meeting, and all such nominees were elected.

             (c)     The vote for the nominated directors was as follows:


                         Nominee                    For         Withheld

                     Richard I. Colombini          2,986,519        5,526
                     Robert D. Cook                2,984,692        7,353
                     Patrick W. Kilkenny           2,985,664        6,381
                     William B. Stevenson          2,985,766        6,279
                     Tom D. Whitaker               2,985,433        6,612


                     The vote for ratifying the appointment of Deloitte & Touche LLP as the Company's independent auditors was as follows:

                             For                                  2,982,056
                             Against                                  3,049
                             Abstain                                  6,940
                             Broker Non-Vote                            -0-



                     The vote to amend Section 2 of Article III of the Company's Bylaws was as follows:

                             For                                  1,853,779
                             Against                                 94,792
                             Abstain                                  7,131
                             Broker Non-Vote                      1,036,343

Item 6.  Exhibits and Reports on Form 8-K.

1.       Exhibits.

         The following documents are included or incorporated by reference in Form 10-Q.

         Exhibit Number                              Description
         --------------                              -----------

         3.1               Articles of Incorporation

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

         10.3 Lease, dated April 18, 1990, between Allied Savings Bank, F.S.B and Stony Point West, General Partnership, filed as Exhibit 10.2 to the Registrant's 1990 Annual Report on Form 10-K, and by this reference incorporated herein.

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

         10.6 The Registrant's Amended and Restated 1991 Stock Option Plan, filed as Exhibit 4.1 to the Registrant's Registration Statemen on Form S-8 filed on July 8, 1992 (Registration No. 33-49372), and by this reference incorporated herein.

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

         27.               Financial Data Schedule for the period ended June 30,
                           1999.



2.       Reports on Form 8-K

         Form 8-K dated May 25, 1999 announcing quarterly cash dividend on common stock under Item 5 "Other Events".

         Form 8-K dated April 28, 1999 announcing first quarter 1999 financial results.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                             REDWOOD EMPIRE BANCORP
                                  (Registrant)




DATE:  8/12/99               BY:  /s/ James E. Beckwith
       -------                    -----------------------------
                                  James E. Beckwith
                                  Executive Vice President,
                                  Chief Operating Officer,
                                  Principal Financial Officer, and
                                  Principal Accounting Officer