Form 10-Q
period 1999-09-30
REDWOOD EMPIRE BANCORP
filed 1999-11-12
CIK 840007

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the SECURITIES Exchange Act of 1934

                For the quarterly period ended September 30,1999

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. October 29, 1999: 3,370,271

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                           Page
PART I.  Financial Information

  Item 1.    Financial Statements

             Consolidated Statements of Operations
             Three and Nine Months ended September 30, 1999 and 1998...........3

             Consolidated Balance Sheets
             September 30, 1999 and December 31, 1998..........................5

             Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1999 and 1998.....................6

             Notes to Consolidated Financial Statements........................8


  Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations.................13


  Item 3.    Quantitative and Qualitative Disclosure
             about Market Risk................................................32


PART II. Other Information


  Item 6.    Exhibits and Reports on Item 8-K.................................35



SIGNATURES   .................................................................37

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements


                                            REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                             Consolidated Statements of Operations
                                         (dollars in thousands except per share data)
                                                          (unaudited)

                                                                          Three Months Ended             Nine Months Ended
                                                                            September 30,                  September 30,
                                                                            1999          1998                1999         1998

                                                                      ---------------------------    ---------------------------
Interest income:

  Interest and fees on loans                                              $6,601        $6,489             $19,025      $18,987
  Interest on investment securities                                        1,048         1,115               3,011        3,340
  Interest on federal funds sold                                              37           207                 293          843
                                                                      ---------------------------    ---------------------------
Total interest income                                                      7,686         7,811              22,329       23,170

Interest expense:
  Interest on deposits                                                     2,623         2,680               7,271        8,544
  Interest on subordinated notes                                             ---           276                 142          830
  Interest on other borrowings                                                90           166                 297          315
                                                                      ---------------------------    ---------------------------
Total interest expense                                                     2,713         3,122               7,710        9,689
                                                                      ---------------------------    ---------------------------

Net interest income                                                        4,973         4,689              14,619       13,481
Provision for loan losses                                                    200           510                 700        1,530
                                                                      ---------------------------    ---------------------------

Net interest income after loan loss provision                              4,773         4,179              13,919       11,951

Noninterest income:
  Service charges on deposit accounts                                        253           261                 776          802
  Merchant draft processing, net                                             733           686               2,375        1,732
  Loan servicing income                                                       14           201                  79          485
  Net realized gain on sale of
    investment securities available for sale                                 ---            22                  14          127
  Other income                                                               193           226                 653          835
                                                                      ---------------------------    ---------------------------
Total noninterest  income                                                  1,193         1,396               3,897        3,981

Noninterest expense:
  Salaries and employee benefits                                           2,187         2,090               6,652        6,182
  Occupancy and equipment expense                                            598           695               1,713        1,919
  Other                                                                    1,415         1,259               3,790        4,134
                                                                      ---------------------------    ---------------------------
Total noninterest expense                                                  4,200         4,044              12,155       12,235
                                                                      ---------------------------    ---------------------------

  Income from continuing operations before income taxes
     and extraordinary item                                                1,766         1,531               5,661        3,697
  Provision for income taxes                                                 714           554               2,187        1,349
                                                                      ---------------------------    ---------------------------

Income from continuing operations before extraordinary item                1,052           977               3,474        2,348

Discontinued Operations:
  Income/(loss) from discontinued operations
    (less applicable income taxes of ($356), $210, ($439) and $760)        (519)           358               (429)        1,305
  Loss on disposal of discontinued operations, net of tax of ($113)        (167)           ---               (167)          ---
                                                                      ---------------------------    ---------------------------
    Income/(loss) from discontinued operations                             (686)           358               (596)        1,305
                                                                      ---------------------------    ---------------------------
Income before extraordinary item                                             366         1,335               2,878        3,653
Extraordinary item                                                           ---           ---                 459          ---
Income tax benefit                                                           ---           ---               (183)          ---
                                                                      ---------------------------    ---------------------------
Total extraordinary item, net of tax                                         ---           ---                 276          ---
                                                                      ---------------------------    ---------------------------

Net income                                                                   366         1,335               2,602        3,653
Dividends on preferred stock                                                 ---           ---                 ---          112
                                                                      ---------------------------    ---------------------------
Net income available for common stock shareholders                          $366        $1,335              $2,602       $3,541
                                                                      ===========================    ===========================



                                                    (Continued)


                                      REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                    (dollars in thousands except per share data)
                                                    (unaudited)
                                                    (Continued)


                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                    1999          1998            1999          1998
                                                                ----------------------------  ----------------------------

Basic earnings per common shares:
   Income from continuing operations before extraordinary item          $0.31         $0.29           $1.03         $0.72
   Income/(loss) from discontinued operations                          (0.20)          0.11          (0.18)          0.38
   Income before extraordinary item                                      0.11          0.40            0.85          1.14
   Net income available for common stock shareholders                    0.11          0.40            0.77          1.14
  Weighted average shares                                           3,390,000     3,369,000       3,385,000     3,101,000

Diluted earnings per common share and common equivalent share:
   Income from continuing operations before extraordinary item          $0.30         $0.28           $1.00         $0.68
   Income/(loss) from discontinued operations                          (0.20)          0.10          (0.17)          0.38
   Income before extraordinary item                                      0.11          0.38            0.83          1.05
   Net income available for common stock shareholders                    0.11          0.38            0.75          1.05
  Weighted average shares                                           3,458,000     3,486,000       3,472,000     3,465,000

See Notes to Consolidated Financial Statements.


                                                  (Concluded)


                                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                             (dollars in thousands)

                                                                            September 30,            December 31,
                                                                                 1999                     1998
                                                                           ------------------       ------------------
                                                                              (unaudited)
Assets:
Cash and due from banks                                                              $23,451                  $15,982
Federal funds sold and repurchase agreements                                           1,795                   26,205
                                                                           ------------------       ------------------
  Cash and cash equivalents                                                           25,246                   42,187

Investment securities:
  Held to maturity (market value of $32,024 and $30,014)                              32,861                   29,872
  Available for sale, at market (amortized cost of $43,807 and $30,127)               43,234                   30,538
                                                                           ------------------       ------------------
    Total investment securities                                                       76,095                   60,410
Mortgage loans held for sale                                                          17,892                   32,620
Loans:
    Residential real estate mortgage                                                 126,033                   97,194
    Commercial real estate mortgage                                                   72,854                   59,257
    Commercial                                                                        62,228                   63,260
    Real estate construction                                                          43,046                   46,905
    Installment and other                                                              4,384                    5,095
    Less deferred loan fees                                                          (1,218)                  (2,395)
                                                                           ------------------       ------------------
        Total portfolio loans                                                        307,327                  269,316
    Less allowance for loan losses                                                   (7,963)                  (8,041)
                                                                           ------------------       ------------------
        Net loans                                                                    299,364                  261,275

Premises and equipment, net                                                            3,124                    4,082
Mortgage servicing rights                                                                 58                      305
Other real estate owned                                                                2,381                    2,181
Cash surrender value of life insurance                                                 3,149                    3,033
Other assets and interest receivable                                                   9,855                   16,206
                                                                           ------------------       ------------------
     Total assets                                                                   $437,164                 $422,299
                                                                           ==================       ==================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                                $77,105                  $82,448
  Interest-bearing transaction accounts                                              131,587                  141,316
  Time deposits $100,000 and over                                                     66,905                   62,600
  Other time deposits                                                                 92,331                   78,356
                                                                           ------------------       ------------------
    Total deposits                                                                   367,928                  364,720

Other borrowings                                                                      17,785                    1,371
Subordinated notes                                                                       ---                   12,000
Other liabilities and interest payable                                                12,022                    5,568
                                                                           ------------------       ------------------
     Total liabilities                                                               397,735                  383,659

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares; issued and
      outstanding: no shares                                                             ---                      ---
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding: 3,370,271 and 3,363,565 shares                          24,832                   25,801
  Retained earnings                                                                   14,929                   12,600
  Accumulated other comprehensive income/(loss), net                                   (332)                      239
                                                                           ------------------       ------------------
     Total shareholders' equity                                                       39,429                   38,640
                                                                           ------------------       ------------------
     Total liabilities and shareholders' equity                                     $437,164                 $422,299
                                                                           ==================       ==================

See Notes to Consolidated Financial Statements.



                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                         1999               1998
                                                                     --------------     --------------
Cash flows from operating activities:

  Net income                                                                $2,602             $3,653

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                         1,183              1,067
  Net realized gains on securities available for sale                         (14)              (127)
  Loans originated for sale                                              (250,853)          (327,381)
  Proceeds from sale of loans held for sale                                258,396            338,288
  Gain on sale of loans and loan servicing                                 (1,307)            (3,942)
  Provision for loan losses                                                    700              1,530
  Change in other assets and interest receivable                             2,776                774
  Change in other liabilities and interest payable                           9,807                907
  Other, net                                                                   215                416
                                                                     --------------     --------------
  Total adjustments                                                         20,903             11,532
                                                                     --------------     --------------

  Net cash provided by operating activities                                 23,505             15,185
                                                                     --------------     --------------

Cash flows from investing activities:
  Net change in loans                                                     (31,846)              (752)
  Proceeds from sales of loans in portfolio                                    ---                946
  Purchases of investment securities available for sale                   (19,698)           (20,150)
  Purchases of investment securities held to maturity                      (6,192)           (11,594)
  Sales of investment securities available for sale                            ---              2,987
  Maturities of investment securities available for sale                     5,987             17,900
  Maturities of investment securities held to maturity                       3,189             13,406
  Premises and equipment, net                                                (225)            (1,383)
  Purchase of mortgage servicing rights                                         71               (12)
  Proceeds from sale of other real estate owned                              1,888              5,205
                                                                     --------------     --------------
    Net cash provided by (used in) investment activities                  (46,826)              6,553
                                                                     --------------     --------------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                       (5,343)           (15,253)
  Change in interest bearing transaction accounts                          (9,729)           (17,260)
  Change in subordinated debt                                             (12,000)                ---
  Change in time deposits                                                   18,280              (895)
  Change in other borrowings                                                16,414              2,257
  Issuance of stock                                                          (969)                463
  Dividends paid                                                             (273)              (381)
                                                                     --------------     --------------
    Net cash provided by (used in) financing activities                      6,380           (31,069)
                                                                     --------------     --------------

Net change in cash and cash equivalents                                   (16,941)            (9,331)
Cash and cash equivalents at beginning of period                            42,187             56,058
                                                                     --------------     --------------


Cash and cash equivalents at end of period                                 $25,246            $46,727
                                                                     ==============     ==============


                                             (Continued)




                                  REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                              (in thousands)
                                                (Continued)

                                                                                   Nine Months Ended
                                                                                    September 30,
                                                                               1999                1998
                                                                           --------------      -------------

Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                               8,626              10,805
  Income taxes                                                                     959               1,245

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                                2,303               2,675
  Transfer from mortgage loans held for sale to loans                            8,607               8,999
  Dividend declared                                                                202                 136
  Conversion of Preferred Stock into Common Stock                                                    5,739






See notes to Consolidated Financial Statements.


                                              (Concluded)

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1998 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     During the third quarter of 1999 the Company successfully completed the divestiture of its mortgage brokerage and mortgage banking units, Valley
Financial and Allied Diversified Credit. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations.

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

     The Company's pertinent earnings per share data is as follows (in thousands, except per share data):

                                                                                           Three Months Ended
                                                                                               September 30,
                                                                                   1999                          1998
                                                                           ------------------------      -----------------------
                                                                             Basic        Diluted          Basic       Diluted
                                                                           ----------    ----------      ----------   ----------
 Earnings per common share:

 Income from continuing operations before extraordinary item                  $1,052        $1,052            $977         $977
 Earnings per share from continuing operations before extraordinary item       $0.31         $0.30           $0.29        $0.28

 Income/(loss) from discontinued operations, net of tax                       ($686)        ($686)            $358         $358
 Earnings per share from income/(loss) of discontinued operations            ($0.20)       ($0.20)           $0.11        $0.10

 Net income                                                                     $366          $366          $1,335       $1,335
 Net income per share                                                          $0.11         $0.11           $0.40        $0.38

 Weighted average common shares outstanding                                    3,390         3,458 1         3,369        3,486 1
                                                                           ==========    ==========      ==========   ==========



                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                   1999                          1998
                                                                           ------------------------      -----------------------
                                                                             Basic        Diluted          Basic       Diluted
                                                                           ----------    ----------      ----------   ----------
 Earnings per common share:

 Income from continuing operations before extraordinary item                  $3,474        $3,474          $2,236 3     $2,348
 Earnings per share from continuing operations before extraordinary item       $1.03         $1.00           $0.72        $0.68

 Income/(loss) from discontinued operations                                   ($596)        ($596)          $1,193 3     $1,305
 Earnings per share from income/(loss) of discontinued operations            ($0.18)       ($0.17)           $0.38        $0.38

 Income before extraordinary item                                             $2,878        $2,878          $3,541 3     $3,653
 Earnings per share before extraordinary item                                  $0.85         $0.83           $1.14        $1.05

 Net income                                                                   $2,602        $2,602          $3,541 3     $3,653
 Net income per share                                                          $0.77         $0.75           $1.14        $1.05

 Weighted average common shares outstanding                                    3,385         3,472 1         3,101        3,465 2
                                                                           ==========    ==========      ==========   ==========


 (1) The weighted average common shares outstanding include the dilutive effects of common stock options.

 (2) The weighted average common shares outstanding include the dilutive effects of common stock options of 142 and convertible perpetual preferred stock of 222.

 (3) These earnings per share amounts are shown net of $112 of dividends on preferred stock.


                                                (Concluded)

3.   Comprehensive Income

     The Company's total comprehensive earnings presentation is as follows:

                                                          Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                    -------------------------------   --------------------------
                                                        1999             1998            1999           1998
                                                    --------------   --------------   -----------    -----------
                                                            (In thousands)                  (In thousands)

 Net income as reported                                      $366           $1,335        $2,236         $3,541
 Other comprehensive income (net of tax):
   Change in unrealized holding gain (losses)
      on available for sale securities
                                                             (20)              418         (563)            594
   Reclassification adjustment
                                                              - -             (14)           (8)           (39)
                                                    --------------   --------------   -----------    -----------
 Total comprehensive income                                  $346           $1,739        $1,665         $4,096
                                                    ==============   ==============   ===========    ===========


4.   Common Stock Dividend

     On August 25, 1999 the Board of Directors declared a quarterly cash dividend of 6 cents per share on the Company's Common Stock. This dividend declaration represents an increase of 50% over the previous quarter dividend payments. The dividend was paid on October 15, 1999 to shareholders of record on September 30, 1999.


5.   Divestiture of Mortgage Banking and Mortgage Brokerage Units

     On September 10, 1999 the Company divested itself of its subprime mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As a result of the divestiture, the Company lost ninety-five employees of which sixty-three were transferred to Valley Financial Funding, Inc, while thirty-two were terminated by the Company. As a result of its divestiture the Company recorded an after-tax loss of $167,000 which is primarily comprised of termination benefits. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $575,000 and $4,319,000 for the three and nine months ended September 30, 1999 compared to revenue of $2,857,000 and $8,120,000 for the same periods in 1998. As of September 30, 1999 mortgage loans held for sale, which represents previous production from discontinued operations was $17,892,000. Results of operations from September 10, 1999 to September 30, 1999 for discontinued operations were not material.

6.   Extraordinary Item

     In the first quarter of 1999 the Company recorded an extraordinary charge of $276,000, net of tax. Such charge is comprised of the unamortized debt issuance costs associated with the Company's $12,000,000 subordinated debt, which was early redeemed in the first quarter of 1999. In the first quarter of 1999 Redwood obtained funding for the early redemption through an $8.0 million dividend from NBR, the redemption of a $3.0 million note from NBR and $1.0 million from Redwood's general corporate funds.


7.   Business Segments

     During the three and nine months ended September 30, 1999 and 1998, the Company operated in four principal product and service lines: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 30,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit and the Company's residential mortgage banking and brokerage arm, known as Valley Financial were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding segments has been restated.

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

                                                               For the quarter ended September 30, 1999
                                                               ---------------------------------------
                                                                 Community                   Total
                                                                  Banking     Bankcard      Company
                                                               ---------------------------------------
                                                                           (in thousands)
Total Interest Income                                              $7,686          $0        $7,686
Total Interest Expense                                              2,713           0         2,713
Interest income/(expense) allocation                                (140)         140             0
                                                               ---------------------------------------
Net Interest Income                                                 4,833         140         4,973
Provision for Loan Losses                                             200           0           200
Total other Operating Income                                          460         733         1,193
Total other Operating Expense                                       3,978         222         4,200
                                                               ---------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                            1,115         651         1,766
Provision for income taxes                                            504         210           714
                                                               ---------------------------------------
Income from continuing operations before extraordinary item          $611        $441        $1,052
                                                               =======================================

Total Average Assets                                             $399,072     $10,003      $409,075
                                                               =======================================

                                                               For the quarter ended September 30, 1998
                                                               ---------------------------------------
                                                                 Community                   Total
                                                                  Banking     Bankcard      Company
                                                               ---------------------------------------
                                                                           (in thousands)
Total Interest Income                                              $7,811          $0        $7,811
Total Interest Expense                                              3,112          10         3,122
Interest income/(expense) allocation                                (139)         139             0
                                                               ---------------------------------------
Net Interest Income                                                 4,560         129         4,689
Provision for Loan Losses                                             510           0           510
Total other Operating Income                                          710         686         1,396
Total other Operating Expense                                       3,913         131         4,044
                                                               ---------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                              847         684         1,531
Provision for income taxes                                            362         192           554
                                                               ---------------------------------------
Income from continuing operations before extraordinary item          $485        $492          $977
                                                                ======================================

Total Average Assets                                             $386,713      $9,625      $396,338
                                                                ======================================

                                                                  For the nine months ended September
                                                                              30, 1999
                                                                --------------------------------------
                                                                 Community                   Total
                                                                  Banking     Bankcard      Company
                                                                --------------------------------------
                                                                           (in thousands)
Total Interest Income                                             $22,329          $0        $22,329
Total Interest Expense                                              7,707           3          7,710
Interest income/(expense) allocation                                (415)         415              0
                                                               ---------------------------------------
Net Interest Income                                                14,207         412         14,619
Provision for Loan Losses                                             700           0            700
Total other Operating Income                                        1,522       2,375          3,897
Total other Operating Expense                                      11,522         633         12,155
                                                               ---------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                            3,507       2,154          5,661
Provision for income taxes                                          1,515         672          2,187
                                                               ---------------------------------------
Income from continuing operations before extraordinary item        $1,992      $1,482         $3,474
                                                               =======================================

Total Average Assets                                             $390,300     $10,127       $400,427
                                                               =======================================

PAGE>

                                                                 For the nine months ended September
                                                                               30, 1998
                                                               ---------------------------------------
                                                                 Community                   Total
                                                                  Banking     Bankcard      Company
                                                               ---------------------------------------
                                                                           (in thousands)
Total Interest Income                                             $23,170          $0        $23,170
Total Interest Expense                                              9,664          25          9,689
Interest income/(expense) allocation                                (406)         406              0
                                                               ---------------------------------------
Net Interest Income                                                13,100         381         13,481
Provision for Loan Losses                                           1,530           0          1,530
Total other Operating Income                                        2,249       1,732          3,981
Total other Operating Expense                                      11,861         374         12,235
                                                               ---------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                            1,958       1,739          3,697
Provision for income taxes                                            863         486          1,349
                                                               ---------------------------------------
Income from continuing operations before extraordinary item        $1,095       1,253         $2,348
                                                               =======================================

Total Average Assets                                             $386,944      $9,478       $396,422
                                                               =======================================

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

    - The health of the economy declines nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

    -    Credit  quality  deteriorates  which   could  cause an  increase in the
         provision for loan losses.

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

     The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1998 to September 30, 1999, and significant changes and trends in the Company's results of operations for the three and nine months ended September 30, 1999, compared to the same period in 1998.


Summary of Financial Results

     On September 10, 1999 the Company divested itself of its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As a result of the divestiture, the Company lost ninety-five employees of which sixty-three were transferred to Valley Financial Funding, Inc, while thirty-two were terminated by the Company. As a result of its divestiture the Company recorded an after-tax loss of $167,000 which is primarily comprised of termination benefits. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations.

     The Company reported income from continuing operations of $1,052,000 ($.30 per diluted share) for the three months ended September 30, 1999 and $977,000 ($.28 per diluted share) for the same period in 1998. From discontinued operations for the third quarter ended September 30, 1999, the Company had a loss of $686,000 (($.20) per diluted share) and income of $358,000 ($.10 per diluted share) for the same period one year ago. Net income was $366,000 ($.11 per diluted share) for the quarter ended September 30, 1999 as compared to $1,335,000 ($.38 per diluted share) one year ago. The increase in net income from continuing operations for the third quarter in 1999, when compared to the same period one year ago, is due to an increase of $284,000 in net interest income, a decrease of $203,000 in non interest income, a decrease in the provision for loan losses of $310,000 and an increase of $156,000 in non interest expense.

     For the nine months ended September 30, 1999 income from continuing operations was $3,474,000 ($1.00 per diluted share) as compared to $2,348,000
($.68 per diluted share) for the same period in 1998. From discontinued operations for the first nine months of 1999, the Company had a loss of $596,000 (($.17) per diluted share) and income of $1,305,000 ($.38 per diluted share) for the same period one year ago. Net income before extraordinary item was $2,878,000 ($.83 per diluted share) and net income was $2,602,000 ($.75 per diluted share) for the nine months ended September 30, 1999, as compared to $3,541,000 ($1.05 per diluted share) for the same period in 1998. The extraordinary item relates to the unamortized debt issuance costs, net of tax, associated with the Company' $12,000,000 subordinated debt. Such debt was redeemed in the first quarter of 1999.

     The increase in income from continuing operations before an extraordinary item during the first nine months of 1999 when compared to the same period in 1998 is due to an increase of $1,138,000 in net interest income, a decrease of $84,000 in non interest income, a decrease in the provision for loan losses of $830,000, a decrease of $80,000 in non interest expense.


Net Interest Income

     Net interest income from continuing operations increased from $4,689,000 during the third quarter of 1998 to $4,973,000 in the third quarter of 1999, which represents an increase of $284,000 or 6%. Such increase is due to an increase in the Company's net interest margin from 5.30% to 5.32% and an increase in average earning assets of $19,757,000 from $354,049,000 for the quarter ended September 30, 1998 to $373,806,000 for the quarter ended September 30, 1999.

     Net interest income from continuing operations of $14,619,000 increased $1,138,000 or 8% for the nine months ended September 30, 1999 when compared to the same period one year ago. The increase is primarily due to an increase of $10,097,000 or 3% in average earning assets and a decrease of $11,820,000 or 4% in interest bearing liabilities. Net interest margin for the first nine months of 1999 was 5.37% as compared to 5.09% for the same period one year ago.

     For the first nine months of 1999, the yield on earning assets decreased from 8.75% to 8.20% primarily due to a decrease in general interest rates as evidenced by a decline in the prime rate from 8.50% in 1998 to 7.75% in 1999. Yield paid on interest bearing liabilities also declined as such yield was 4.72% for the nine months ended September 30, 1998 as compared to 3.92% in the same period in 1999. This decline is attributable to a decline in the general interest rate environment and the Company's downward repricing of the rates paid on money market accounts in the third and fourth quarters of 1998.

     Average earning assets increased in the third quarter of 1999 when compared to the same period one year ago. Average earning assets were $363,271,000 during the nine month period ended September 30, 1999 as compared to $353,174,000 in 1998. The increase in average earning assets during the first nine months of 1999 when compared to 1998 is primarily due to an increase in average portfolio loans partially offset by a decline in federal funds sold.

     Further contributing to the improvement in the Company's net interest margin was a change in the Company's funding mix. Total average interest bearing liabilities declined from $273,980,000 in the third quarter of 1998 to $262,160,000 for the same period in 1999 which represents a decrease of $11,820,000. This decrease was partially offset by an increase in average noninterest bearing transaction accounts of $6,050,000.

     The following is an analysis of the net interest margin:

                                         Three months ended                          Three months ended
                                       September 30, 1999                          September 30, 1998
                              ----------------------------------------    ----------------------------------------

                                Average                       %             Average                       %
(dollars in thousands)          Balance      Interest       Yield           Balance      Interest       Yield
                              ----------------------------------------    ----------------------------------------

Earning assets (1)                $373,806       $7,686          8.22         $354,049        $7,811         8.82
Interest-bearing liabilities       270,357        2,713          4.01          270,354         3,122         4.62
                                           -------------                               --------------
Net interest income                              $4,973                                       $4,689
                                           =============                               ==============
Net interest income to
  earning assets                                                 5.32                                        5.30


                                        Nine months ended                            Nine months ended
                                      September 30, 1999                           September 30, 1998
                             ----------------------------------------     ---------------------------------------

                                Average                      %              Average                      %
(dollars in thousands)          Balance      Interest      Yield            Balance      Interest      Yield
                             ----------------------------------------     ---------------------------------------

Earning assets (1)                $363,271      $22,329         8.20          $353,174      $23,170         8.75
Interest-bearing liabilities       262,160       $7,710         3.92           273,980       $9,689         4.72
                                           -------------                               -------------
Net interest income                             $14,619                                     $13,481
                                           =============                               =============
Net interest income to
  earning assets                                                5.37                                        5.09


(1)  Nonaccrual  loans   are  included   in   the  calculation  of  the  average
     balance  of  earning  assets,  and  interest  not  accrued is excluded.

     The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 1999 and 1998. Changes not solely attributable to rate or volume have been allocated to rate.

                                                                Three months ended September 30, 1999
                                                                              over September 30, 1998
                                                         --------------------------------------------------
                                                             Volume            Rate             Total
                                                         --------------------------------------------------
                                                                           (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                                   $844            ($732)            $112
  Investment securities                                             (42)              (25)            (67)
  Federal funds sold                                               (168)               (2)           (170)
                                                         --------------------------------------------------
Total increase (decrease)                                          2,035           (2,160)           (125)
                                                         --------------------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                             (46)             (179)           (225)
  Time deposits                                                      303             (135)             168
  Other borrowings                                                 (314)              (38)           (352)
                                                         --------------------------------------------------
Total increase (decrease)                                           (57)             (352)           (409)
                                                         --------------------------------------------------

Increase in net interest income                                   $2,093          ($1,809)           $284
                                                         ==================================================


                                                                   Year to date September 30, 1999
                                                                       over September 30, 1998
                                                         ---------------------------------------------------
                                                              Volume            Rate            Total
                                                         ---------------------------------------------------
                                                                           (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                                  $1,772         ($1,734)              $38
  Investment securities                                             (142)            (187)            (329)
  Federal funds sold                                                (503)             (47)            (550)
                                                         ---------------------------------------------------
Total increase (decrease)                                           1,127          (1,968)            (841)
                                                         ---------------------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                             (275)            (904)          (1,179)
  Time deposits                                                       315            (409)             (94)
  Other borrowings                                                  (561)            (145)            (706)
                                                         ---------------------------------------------------
Total increase (decrease)                                           (521)          (1,458)          (1,979)
                                                         ---------------------------------------------------

Increase in net interest income                                    $1,648           ($510)           $1,138
                                                         ===================================================


Provision for Loan Losses

     The provision for loan losses for the three months ended September 30, 1999 was $200,000 as compared to $510,000 in the same quarter in the previous year. For the nine months ended September 30, 1999 the provision decreased $830,000 from $1,530,000 in 1998 to $700,000 in 1999. A general decline in the provision for the nine months ended September 30, 1999 is due to the decline of nonperforming loans. For further discussion see Allowance for Loan Losses and Nonperforming Loans.


Noninterest Income and Expense and Income Taxes

     Noninterest Income

     The following table sets forth the components of the Company's noninterest income from continuing operations for the three and nine months ended September 30, 1999, as compared to the same period in 1998.


                                           Three Months Ended                      Nine Months Ended
                                              September 30,            %           September 30,              %
                                         ------------------------               -------------------------
(dollars in thousands)                      1999         1998       Change         1999          1998       Change
                                         -----------   ---------- -----------   -----------   ----------- ------------

Service charges on deposit accounts             253          261         (3)           776           802          (3)
Merchant draft processing, net                  733          686           7         2,375         1,732           37
Loan servicing income                            14          201        (93)            79           485         (84)
Gain (loss) on securities                       ---           22       (100)            14           127         (89)
Other income                                    193          226        (15)           653           835         (22)
                                         ===========   ==========               ===========   ===========
Total noninterest income                     $1,193       $1,396        (15)        $3,897        $3,981          (2)
                                         ===========   ==========               ===========   ===========


     Noninterest income from continuing operations decreased $203,000 or 15% to $1,193,000 for the third quarter of 1999 when compared to $1,396,000 for the same period in 1998. Such decrease is primarily due to a decrease in loan servicing income of $187,000, a decrease in other income of $33,000 and an increase of $47,000 in merchant card net revenue.

     Noninterest income from continuing operations was $3,897,000 for the nine months ended September 30, 1999 as compared to $3,981,000 for the same period in 1998. The decrease of $84,000 or 2% is primarily attributable to a decrease in loan servicing income.

     Noninterest Expense

     Noninterest expense from continuing operations increased by $156,000 or 4% to $4,200,000 during the third quarter of 1999 compared to $4,044,000 for the third quarter of 1998. Noninterest expense decreased $80,000 or 1% to $12,155,000 for the nine month period ended September 30, 1999 compared to $12,235,000 for the same period one year ago.

     The following table sets forth the components of the Company's noninterest expense during the three and nine months ended
September 30, 1999, as compared to the same period in 1998.



                                         Three Months Ended                       Nine Months Ended
                                           September 30,             %              September 30,            %
                                     ---------------------------              ------------------------
(dollars in thousands)                   1999          1998       Change         1999         1998         Change
                                     -------------  ------------ ----------   -----------  -----------   -----------

Salaries and employee benefits             $2,187        $2,090          5        $6,652       $6,182             8
Occupancy and equipment expense               598           695       (14)         1,713        1,919          (11)
Other                                       1,415         1,259         12         3,790        4,134           (8)
                                     -------------  ------------              -----------  -----------
Total noninterest expense                  $4,200        $4,044          4       $12,155      $12,235           (1)
                                     =============  ============              ===========  ===========



Income Taxes

     The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective rate was 40.4% and 38.6% for the three and nine months ended September 30, 1999, compared to 36.2% and 36.5% for the same periods in 1998.


Business Segments

     During the three and nine months ended September 30, 1999 and 1998, the Company operated in four principal product and service lines: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 30,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit and the Company's residential mortgage banking and brokerage arm, known as Valley Financial were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding segments has been restated.

     Summary financial data by industry segment as follows:


                                                  For the Three Months Ended       For the Nine Months Ended
                                                        September 30,                    September 30,
                                                        (in thousands)                   (in thousands)
                                                -------------------------------  -------------------------------
                                                    1999             1998            1999             1998
                                                --------------  ---------------  --------------   --------------


Community Banking:
   Revenue                                             $5,293           $5,270         $15,729          $15,349
   Expenses                                             4,178            4,423          12,222           13,391
                                                --------------  ---------------  --------------   --------------
     Income from continuing operations before
       income tax and extraordinary item                1,115              847           3,507            1,958
                                                ==============  ===============  ==============   ==============


Bankcard:
   Revenue                                                873              815           2,787            2,113
   Expenses                                               222              131             633              374
                                                --------------  ---------------  --------------   --------------
     Income from continuing operations before             651              684           2,154            1,739
       income tax and extraordinary item
                                                ==============  ===============  ==============   ==============


Total Company:
   Revenue                                              6,166            6,085          18,516           17,462
   Expenses                                             4,400            4,554          12,855           13,765
                                                --------------  ---------------  --------------   --------------
     Income from continuing operations before
       income tax and extraordinary item               $1,766           $1,531          $5,661           $3,697
                                                ==============  ===============  ==============   ==============


     Community Banking

     The Community Banking segment income before income tax increased for the quarter ended September 30, 1999 as well as the nine months ended September 30, 1999 when compared to the same periods in the prior year. The increase is due to an improvement in the net interest margin and reduced overhead, principally OREO disposition costs and administrative expenses. Additionally, the Company moderately increased all categories of permanent loans within the group through renewed marketing efforts and development of new distribution channels. Total average portfolio loans amounted to $303,137,000 and $267,465,000 in the third quarter of 1999 and 1998, which reflects a 13% increase. For the full nine months such amounts were $289,569,000 and $264,861,000 which reflects a 9% increase.

     Bankcard

     The Merchant Card processing segment has experienced three successive years of revenue and earnings growth due to an increase in the number of merchants it services and an increased reliance on independent sales organizations (ISO's) to market its services. Third quarter of 1999 revenue was up $58,000 or 7% over the same period in 1998. For the nine months ended September 30, 1999, revenue was up $674,000 or 32% to $2,787,000 from $2,113,000 one year ago. In December 1998 the Company renegotiated the terms of a processing contract with an ISO who represented $1,736,000 or 66% of the Company's 1998 merchant draft net processing revenue. In summary, as a result of the renegotiation the ISO bought down its processing rate in consideration for a payment of $2,600,000 to the Company. The term of the renegotiated contract is for two years and requires the Company to continue to process merchant card transaction volume from this ISO's customers. The Company has amortized such payment over the life of the renegotiated contract into income. The Company expects to build its overall merchant card processing business in an effort to offset any potential decline in future revenues that may result in periods following the term of the buydown.


Investment Securities

     Total investment securities increased $15,685,000 or 26% to $76,095,000 as of September 30, 1999 when compared to $60,410,000 as of December 31, 1998. Such increase is due to an effort to increase the overall yield in earning assets of the Company by decreasing it's overnight federal fund investment position and redeploying such amounts into the higher yielding investment portfolio. The Company's average federal fund position was $7,927,000 for the first nine months of 1999 as compared to $19,622,000 in 1998.

Loans

     Total loans increased $38,011,000 or 14% to $307,327,000 at September 30, 1999 compared to $269,316,000 at December 31, 1998. The increase in portfolio loans is primarily attributable to the Company's marketing efforts and a general expansion of businesses within the Company's market area. In addition, the Company has emphasized the funding of permanent residential real estate loans and commercial real estate loans in the first nine months of 1999.

     The following table summarizes the composition of the loan portfolio at September 30, 1999 and December 31, 1998.

                                                 September 30, 1999                      December 31, 1998
                                         ------------------------------------    ------------------------------------
 (dollars in thousands)                        Amount              %                   Amount              %
                                         ------------------------------------    ------------------------------------

 Residential real estate mortgage                 $126,033               41%               $97,194               36%
 Commercial real estate mortgage                    72,854                24                59,257                22
 Commercial                                         62,228                20                63,260                23
 Real estate construction                           43,046                14                46,905                18
 Installment and other                               4,384                 1                 5,095                 2
 Less deferred loan fees                           (1,218)                 0               (2,395)               (1)
                                         ------------------------------------    ------------------------------------
     Total portfolio loans                         307,327              100%               269,316              100%
                                                           ==================                      ==================
 Less allowance for loan losses                    (7,963)                                 (8,041)
                                         ------------------                      -----------------
     Net loans                                    $299,364                                $261,275
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

     The following table summarizes the Company's allowance for loan losses:

                                                     Three months ended           Nine months ended
                                                         September 30,             September 30,
                                                ---------------------------   --------------------------
(dollars in thousands)                             1999           1998           1999           1998
                                                -----------   -------------   -----------    -----------

Beginning allowance for loan losses                 $8,001          $7,930        $8,041         $7,645
Provision for loan losses                              200             510           700          1,530
Charge-offs                                          (399)           (369)       (1,312)        (1,240)
Recoveries                                             161             150           534            286
                                                ===========   =============   ===========    ===========
Ending allowance for loan losses                    $7,963          $8,221        $7,963         $8,221
                                                ===========   =============   ===========    ===========


Net charge-offs to average
   loans (annualized)                                 .30%            .31%          .36%           .48%


     The allowance for loan losses as a percentage of portfolio loans decreased from 2.99% at December 31, 1998 to 2.59% at September 30, 1999. The slight decrease in this percentage is due to a $38,011,000 increase in the Company's total loan portfolio and the general improvement of the Company's asset quality.


Nonperforming Assets

     The following table summarizes the Company's nonperforming assets.

                                                              September 30,          December 31,
(dollars in thousands)                                            1999                  1998
                                                              --------------       ---------------

Nonaccrual loans                                                     $3,636                $5,556
Accruing loans past due 90 days or more                                 142                   ---
Restructured loans                                                    1,024                 1,045
                                                              --------------       ---------------
Total nonperforming loans                                             4,802                 6,601
Other real estate owned                                               2,381                 2,181
Other assets owned                                                       21                   129
                                                              --------------       ---------------
Total nonperforming assets                                           $7,204                $8,911
                                                              ==============       ===============



Nonperforming assets to total assets                                  1.65%                 2.11%


     Nonperforming assets have decreased from $8,911,000 as of December 31, 1998 to $7,204,000 as of September 30, 1999. The principal reasons for this decrease relates a decrease in nonaccrual loans of $1,920,000, offset by an increase in accruing loans past due 90 days or more of $142,000 and an increase in other real estate owned of $200,000.

     Nonperforming loans consist of loans to 29 borrowers, 14 of which have balances in excess of $100,000. The two largest have recorded balances of $745,000 and $713,000, both secured by real estate. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

     Other real estate owned consists of 8 properties. Five properties are residential, two are commercial buildings and the remaining is a motel. Other assets owned included contract receivable rights and repossessed personal property carried at $21,000.

     Although the volume of nonperforming assets will depend in part on the future economic environment, there is also one loan relationship which totals approximately $711,000 about which management has serious doubts as to the ability of the borrower to comply with the present repayment terms and which may become a nonperforming asset based on the information presently known about possible credit problems of the borrower.

     In the first nine months of 1999 the Company was required by a mortgage loan investor to repurchase three residential mortgage loans in the amount of $943,000. From time to time the Company may be required to repurchase mortgage loans from investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower or fraud. The Company expects that it may be required to repurchase loans in the future. The Company maintains a reserve for its estimate of potential losses associated with the repurchase of previously sold mortgage loans. Such reserve amounts to $142,000 as of September 30, 1999 and $172,000 as of December 31, 1998.

     At September 30, 1999 the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $5,277,000 of which $4,967,000 relates to the recorded investment for which there is a related allowance for credit losses of $1,148,000 determined in accordance with these statements and $310,000 relates to the amount of that recorded investment for which there is no related allowance for credit losses determined in accordance with these standards.

     The average recorded investment in the impaired loans during the nine months ended September 30, 1999 and 1998 was $5,218,000 and $10,062,000. The
related amount of interest income recognized during the periods that such loans were impaired was $4,000 and $217,000 for the three and nine month periods ended September 30, 1999 and $92,000 and $409,000 for the same period in 1998.

Liquidity

     Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity are associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses of the parent. It is Redwood's general policy to retain liquidity at Redwood at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of September 30, 1999, Redwood held $624,000 in deposits at NBR.

     Prior to April 30, 1998 Redwood paid quarterly dividends of 7.8% on its preferred stock of $5,750,000. On April 30, 1998 Redwood converted its preferred stock into common, thus eliminating the preferred dividend. On May 19, 1998 Redwood reinstated its quarterly common dividend at a rate of $.04 per share. On August 25, 1999 the Company increased this dividend 50% to $.06 per share. Prior to March 1999 Redwood was required to make monthly payments of interest at 8.5% on $12,000,000 of subordinated debentures issued in 1993. The subordinated debentures were early redeemed in the first quarter of 1999. Payment of these obligations was dependent on dividends from NBR. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became undercapitalized. If NBR is restricted from paying dividends, Redwood could be unable to pay dividends to its shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood.

     During the first nine months of 1999, NBR declared dividends of $9,200,000, of which $8,000,000 was used to fund the early redemption of the $12,000,000 subordinated debt. Management believes that at September 30, 1999, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.

     Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas; operating, investing and financing. For the nine months ended September 30, 1999 the Company received cash of $9,907,000 from operating activities and $6,380,000 in financing activities while using $33,228,000 in investing activities.


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

     The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at September 30, 1999 and December 31, 1998.

                                                                  Company         NBR
                                                               -------------- -------------

         September 30, 1999
           Total capital to risk based assets                        13.05%        12.71%
           Tier 1 capital to risk based assets                       11.79         11.44
           Leverage ratio                                             8.92          9.19

         December 31, 1998
           Total capital to risk based assets                        16.94         15.98
           Tier 1 capital to risk based assets                       11.84         13.75
           Leverage ratio                                             8.84         10.31


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

     Many vendors and third-party processors of the Company's critical IT systems have informed the Company that their products/systems are Year 2000 compliant. The Company's merchant credit card program is dependent on a third-party processor. The Company has been informed that this processor's testing for Year 2000 compliance is ongoing, and that such testing is satisfactory. No alternate vendor is readily available. In the event this vendor cannot satisfactorily process credit card changes for merchants in the Bank's program, the Bank's results of operations could be adversely impacted

     The Company has run tests on selected components of its core processing system during 1999 with technical assistance from the vendor and an outside consultant. At the date of this report the Company believes has completed initial testing of all mission-critical IT systems.

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

     Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At September 30, 1999, approximately 78% of the Company's loans were secured by real estate, of which 30% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

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

     The following table sets forth, as of September 30, 1999, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.



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
                                               ---------------------------------------------------------------------------

                                                               (Dollars in thousands)
Interest earning assets:
Federal funds sold                                   $1,795       $ ---        $ ---       $ ---        $ ---      $1,795
Investment securities and other                       4,989       8,871        9,924      26,992       25,319      76,095
Mortgage loans held for sale                         17,892         ---          ---         ---          ---      17,892
Loans                                               107,528      32,167       20,264      69,080       78,289     307,327
                                               ---------------------------------------------------------------------------
   Total interest-earning assets                    132,203      41,038       30,187      96,072      103,608     403,109
                                               ---------------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts               131,587         ---          ---         ---          ---     131,587
Time deposits                                        36,414      33,599       76,600      12,623          ---     159,236
Short-term borrowings                                17,785         ---          ---         ---          ---      17,785
                                               ---------------------------------------------------------------------------
  Total interest-bearing liabilities                185,786      33,599       76,600      12,623          ---     308,608
                                               ---------------------------------------------------------------------------

Interest rate sensitivity gap                     ($53,583)      $7,439    ($46,412)     $83,449     $103,608
                                               ===============================================================
Cumulative interest rate sensitivity gap           (53,583)    (46,144)     (92,556)     (9,108)       94,500
                                               ===============================================================

Interest rate sensitivity gap ratio                    0.71        1.22         0.39        7.61          ---
Cumulative interest rate sensitivity gap ratio         0.71        0.79         0.69        0.97         1.31



     The Company's gap position is substantially dependent upon the volume of mortgage loans held for sale and held in the portfolio. These loans generally have maturities greater than five years; however, mortgage loans held for sale are generally sold within 5 to 60-days of funding and therefore are classified in the above table as repricing within three months. The Company enters into commitments to sell such loans on a forward basis, usually within 30 to 60-days. The amount of loans held for sale and the amount of forward commitments can fluctuate significantly from period to period. Additionally, interest-bearing transaction accounts, which consist of money market, demand and savings deposit accounts, are classified as repricing within three months. Some of these deposits may be repriced at management's option, and therefore a decision not to reprice such deposits could significantly alter the Company's net interest margin.

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

     On a monthly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 100 basis points up and 100 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a September 30, 1999 summary of interest rate risk exposure as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of 100 basis points up and 100 basis points down.

         September 30, 1999
         ------------------                  Change in Annual                         Change in
         Change in Interest Rate            Net Interest Income                 Market Value of Equity


               +100                                173,000                           (4,711,000)
               -100                               (358,000)                           3,784,000



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

     27.       Financial Data Schedule for the period ended September 30, 1999.


2.   Reports on Form 8-K

     Form 8-K dated July 28, 1999 announcing second quarter 1999 financial results and promotion announcement of James E. Beckwith to Chief Operating Officer under Item 5 "Other Events".

     Form 8-K dated August 25, 1999 announcing declaration of quarterly cash dividned on its Common Stock under Item 5 "Other Events".

     Form  8-K  dated   August 30,  1999  announcing   divestiture  of  mortgage
     brokerage and mortgage banking units under Item 5 "Other Events".

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                             REDWOOD EMPIRE BANCORP
                                  (Registrant)




DATE:  11/12/99             BY:   /s/ James E. Beckwith
                                  James E. Beckwith
                                  Executive Vice President,
                                  Chief Operating Officer,
                                  Principal Financial Officer, and
                                  Principal Accounting Officer