Form 10-K405
period 1999-12-31
REDWOOD EMPIRE BANCORP
filed 2000-03-28
CIK 840007

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                              1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

    The aggregate market value of the Registrant's common stock held by non-affiliates on March 1, 2000 (based on the closing sale price of the Common Stock) was $44,365,629.

    As of March 1, 2000 there were 3,275,890 shares outstanding of the Registrant's common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
                                     PART I

Forward-Looking Information............................................      3
Item 1.    Business....................................................      3
Item 2.    Properties..................................................     13
Item 3.    Legal Proceedings...........................................     13
Item 4.    Submission of Matters to a Vote of Securities Holders.......     13

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................     14
Item 6.    Selected Financial Data.....................................     14
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     16
Item 7a.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................     33
Item 8.    Financial Statements and Supplementary Data.................     36
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     66

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..........     67
Item 11.   Executive Compensation......................................     67
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     67
Item 13.   Certain Relationships and Related Transactions..............     67

                                     PART IV

Item 14.   Exhibits, Financial Statements, Financial Statements
             Schedules and Reports on Form 8-K.........................     68

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

    - Competitive pressure in the banking industry and changes in the regulatory environment.

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

    (a) GENERAL DEVELOPMENT OF BUSINESS.

    Redwood is a California corporation, headquartered in Santa Rosa, California. Its wholly-owned subsidiary is NBR, a national bank which was chartered in 1985. In addition, NBR has three wholly-owned California chartered subsidiaries, Valley Mortgage Corporation and Allied Diversified Credit, and Redwood Merchant Services, Inc., which are currently inactive. Redwood was created by NBR in August 1988, in order to become a bank holding company through the acquisition of all of NBR's outstanding shares. That transaction was consummated in January 1989. Redwood acquired Allied in September 1990, through a tax-free reorganization in which Redwood exchanged shares of its stock for all of the outstanding shares of Allied. The acquisition of Allied was accounted for as a pooling of interests for financial reporting purposes.

    On October 31, 1992, Lake Savings and Loan Association, a one-branch California chartered savings and loan based in Lakeport, California ("Lake"), was purchased for approximately $2,300,000 in cash, and merged into Allied. At the time of its acquisition Lake had total assets of approximately $41 million. The acquisition was accounted for as a purchase.

    On November 4, 1994, Codding Bank, a multiple-branch California chartered bank based in Rohnert Park, California ("Codding"), was purchased for $7,028,000 in cash, including merger related expenses, and merged into NBR. At the merger date, the fair value of the assets acquired totaled approximately $42 million.

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

    In September 1999, the Company divested itself of its subprime mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations.

    (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    Through September 10, 1999, the Company operated in four principal industry segments: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 67,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit and the Company's residential mortgage banking and brokerage arm, known as Valley Financial were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding segments has been restated. For further discussion see "Management Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

    (c) NARRATIVE DESCRIPTION OF BUSINESS.

    The Company's business strategy involves two principal business activities which are conducted through NBR: community banking and merchant card services.

    NBR provides its core community banking services through five retail branches located in Sonoma County, California, one retail branch located in Mendocino County, California, and one retail branch located in Lake County, California. NBR generally extends commercial loans to professionals and to businesses with annual revenues of less than $10 million. Commercial loans are primarily for working capital, asset acquisition and commercial real estate. NBR's targeted commercial banking market area includes the California counties north of San Francisco. NBR is a Preferred Lender under the Small Business Administration ("SBA") Loan Guarantee Program. NBR also originates commercial and residential construction loans for its portfolio.

    The primary sources of funds for the Company's commercial and residential lending programs are local deposits, proceeds from loan sales, loan payments, and other borrowings. The Company attracts deposits primarily from local businesses, professionals and retail customers. The Company's primary deposit market areas include the counties of Sonoma, Mendocino and Lake. Sonoma, Mendocino and Lake Counties have benefited from the migration of population and businesses into the area, as well as growth in established firms and industries. These counties have generally exceeded the growth in population and economic activity of California as a whole. The Company generally does not purchase deposits through deposit brokers and had no brokered deposits at December 31, 1999. In addition to deposits, the Company may obtain other borrowed funds through its membership in the Federal Home

Loan Bank of San Francisco (the "FHLB") and its retention of treasury, tax and loan funds at the Federal Reserve Bank of San Francisco.

    The Company provides Visa and Mastercard credit card processing and settlement services for roughly 67,000 merchants located throughout the United States. Yearly processing volume is in excess of $1.6 billion. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of independent sales organizations, or ISO's.

    The Company is regulated by various government agencies, with the primary regulators being the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC").

    The Company and its subsidiaries had 162 full-time-equivalent employees at December 31, 1999. Redwood's headquarters are located at 111 Santa Rosa Avenue, Santa Rosa, California 95404-4905, and its telephone number is (707) 573-4800.

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

    The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks or providing services to affiliates of the holding company. However, a bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

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

    As of December 31, 1999, the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 1999 (amounts in thousands except percentage amounts).

                                                              THE COMPANY
                                                   ---------------------------------
                                                         ACTUAL            MINIMUM
                                                   -------------------     CAPITAL
                                                   CAPITAL     RATIO     REQUIREMENT
                                                   --------   --------   -----------
Leverage.........................................  $36,885      8.66%        4.0%
Tier 1 Risk-Based................................   36,885     11.74         4.0
Total Risk-Based.................................   40,860     13.01         8.0

                                                           THE BANK
                                        -----------------------------------------------
                                              ACTUAL             WELL         MINIMUM
                                        -------------------   CAPITALIZED     CAPITAL
                                        CAPITAL     RATIO        RATIO      REQUIREMENT
                                        --------   --------   -----------   -----------
Leverage..............................  $37,401      8.86%        5.0%          4.0%
Tier 1 Risk-Based.....................   37,401     11.94         6.0           4.0
Total Risk-Based......................   41,368     13.20        10.0           8.0

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

"UNDERCAPITALIZED"                          "SIGNIFICANTLY UNDERCAPITALIZED"
Total risk-based capital less than 8%;      Total risk-based capital less than
                                            6%;
Tier 1 risk-based capital less than 4%; or  Tier 1 risk-based capital less than
                                            3%; or
Leverage ratio less than 4%.                Leverage ratio less than 3%.

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

RECENTLY ENACTED AND PROPOSED LEGISLATION

    On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will:

    - allow bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

    - allow insurers and other financial services companies to acquire banks;

    - remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

    - establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

    This part of the Modernization Act became effective on March 13, 2000.

    On January 19, 2000, the FRB adopted an interim rule allowing bank holding companies to submit certifications by February 15 to become financial holding companies on March 13, 2000. The FRB also provided regulations on procedures which would be used against financial holding companies which have depository institutions which fall out of compliance with the management or capital criteria. Only financial holding companies can own insurance companies and engage in merchant banking.

    On January 14, 2000, the OCC proposed rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Sections 23A and 23B of the Federal Reserve Act will apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank's capital in measuring all capital ratios. These rules may be used by national banks effective March 13, 2000.

    The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment.

    Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on Redwood cannot be determined at this time.

    The Company intends to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective, and National Bank of the Redwoods intends to develop appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of Title V of that Act.

OTHER LEGISLATION

    California law provides that, subject to numerous exceptions, a lender acting in the capacity of a lender shall not be liable under any state or local statute, regulation or ordinance, other than the California Hazardous Waste Control Law, to undertake a cleanup, pay damages, penalties or fines, or forfeit property as a result of the release of hazardous materials at or from the property.

    In 1997, California adopted the Environmental Responsibility Acceptance Act (Cal. Civil Code Section Section 850-855) to facilitate (i) the notification of government agencies and potentially responsible parties (e.g., for cleanup) of the existence of contamination and (ii) the cleanup or other remediation of contamination by the potentially responsible parties. The Act requires, among other things, that owners of sites who have actual awareness of a release of a hazardous material that exceeds a specified notification threshold to take all reasonable steps to identify the potentially responsible parties and to send a notice of potential liability to the parties and the appropriate oversight agency.

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

COMPETITION

    In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles which also compete with banks for deposit business. The direction of federal legislation in recent years favors competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

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

    CONCENTRATION OF LENDING ACTIVITIES. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At December 31, 1999, approximately 80% of the Company's loans were secured by real estate, of which 32% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

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

ITEM 2. PROPERTIES

    The Company owns two depository branches and leases 7 other locations used in the normal course of business. In addition, the Company leases certain equipment. There are no contingent rental payments and the Company has three sublease arrangements. Total rental expenses under all leases, including premises, totaled $1,449,000, $2,210,000 and $2,095,000, in 1999, 1998 and 1997.
The expiration dates of the leases vary, with the first such lease expiring during 2001 and the last such lease expiring during 2009. The Company maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    As of November 2, 1998, Redwood's Common Stock has been publicly traded on the NASDAQ National Market under the symbol "REBC". Prior to November 2, 1998, the Company Common Stock traded on the American Stock Exchange under the symbol "REB". As of December 31, 1999, there were 428 shareholders of record of Redwood's Common Stock.

    In June of 1998 Redwood began quarterly cash dividends of $0.04 per outstanding share. Such dividend increased to $0.06 per outstanding share in September 1999 then to $0.10 per outstanding share in January 2000. Redwood did not pay dividends during the two year period ended December 31, 1997. There are regulatory limitations on cash dividends that may be paid by Redwood as well as regulatory limitations on cash dividends that may be paid by NBR to Redwood which could limit Redwood's ability to pay dividends. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became critically undercapitalized. See "Regulation and Supervision".

                             REDWOOD EMPIRE BANCORP
                              COMMON STOCK PRICES

                                  QTR 1      QTR 2      QTR 3      QTR 4       QTR 1      QTR 2      QTR 3      QTR 4
                                   1999       1999       1999       1999        1998       1998       1998       1998
                                 --------   --------   --------   --------    --------   --------   --------   --------
High...........................   $29.00     $27.25     $24.00     $23.94      $20.50     $21.88     $21.25     $17.50
Low............................    17.00      21.88      17.75      17.75       16.63      17.75      14.13      13.00
Close..........................    24.75      23.88      18.63      19.13       18.88      20.75      16.38      17.06

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF CONSOLIDATED FINANCIAL DATA AND PERFORMANCE RATIOS

                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                        1999          1998          1997           1996          1995
                                      --------      --------      ---------      --------      ---------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS:
Total interest income...............  $ 30,633      $ 30,557      $  35,471      $ 40,308      $  42,436
Net interest income.................    19,687        18,058         19,656        21,605         18,879
Provision for loan losses...........       750         2,040          2,100         6,262          1,590
Noninterest income..................     5,197         5,625          4,304         6,916          6,380
Income from continuing operations
  before extraordinary item.........     4,875         2,904          2,377        (4,270)         1,456
Discontinued operations, net of
  tax...............................      (437)        2,187          1,064         2,784          1,857
Extraordinary item, net of tax......      (276)           --             --            --             --
Net income (loss)...................     4,162         5,091          3,441        (1,486)         3,313
Net income (loss) available to
  common equity.....................     4,162         4,979          2,992        (1,935)         2,977

BALANCE SHEETS:
Total assets........................  $423,046      $422,299      $ 446,719      $499,466      $ 557,910
Total loans.........................   314,445       269,316        282,396       347,414        368,223
Mortgage loans held for sale
  (Discontinued operations).........        --        32,620         16,929        29,487         62,620
Allowance for loan losses...........     7,931         8,041          7,645         7,040          5,037
Total deposits......................   369,509       364,720        391,421       436,450        458,393
Shareholders' equity................    37,444        38,640         33,243        29,732         31,585

                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                        1999          1998          1997           1996          1995
                                      --------      --------      ---------      --------      ---------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
PERFORMANCE RATIOS:
Return on average assets from
  continuing operations.............      1.20%         0.73%           .54%         (.94)%          .29%
Return on average common equity from
  continuing operations.............     12.40%         8.09%          7.58%        13.43%          4.88%
Common dividend payout ratio........     19.46%         8.09%           N/A           N/A            N/A
Average equity to average assets
  from continuing operations........      9.66%         9.09%          7.14%         6.98%          5.86%
Leverage ratio......................      8.66%         8.84%          7.10%         5.45%          5.14%
Tier 1 risk-based capital ratio.....     11.74%        11.84%          9.72%         7.63%          7.24%
Total risk-based capital ratio......     13.01%        16.94%         14.64%        12.11%         11.68%
Net interest margin from continuing
  operations........................      5.30%         5.11%          4.93%         5.13%          4.01%
Noninterest expense from continuing
  operations to net interest and
  other noninterest income from
  continuing operations.............     64.97%        71.26%         74.72%       103.22%         83.79%
Average earning assets to average
  total assets from continuing
  operations........................     91.20%        89.40%         91.05%        92.34%         92.59%
Nonperforming assets to total
  assets............................      1.52%         2.11%          3.72%         2.64%          1.28%
Net loan charge-offs to average
  loans.............................      0.29%         0.62%          0.46%         1.22%          0.60%
Allowance for loan losses to total
  loans.............................      2.52%         2.99%          2.71%         2.03%          1.37%
Allowance for loan losses to
  nonperforming loans...............    194.34%       121.82%         78.60%        67.82%        101.88%

SHARE DATA:
Common shares outstanding (000).....     3,229         3,369          2,785         2,749          2,679
Book value per common share.........  $  11.60      $  11.47      $    9.87      $   8.72      $    9.64
Basic earnings (loss) per share:
  Income from continuing operations
  before extraordinary item.........      1.45           .88            .70         (1.73)           .41
  Income (loss) from discontinued
  operations........................      (.13)          .69            .38          1.02            .70
  Income before extraordinary
  item..............................      1.32          1.57           1.08          (.71)          1.11
  Net income available for common
  stock shareholders................      1.24          1.57           1.08          (.71)          1.11
  Weighted average shares...........     3,364         3,170          2,776         2,721          2,671
Diluted earnings (loss) per share:
  Income from continuing operations
  before extraordinary item.........      1.41           .84            .70         (1.57)           .46
  Income (loss) from discontinued
  operations........................      (.13)          .63            .32          1.02            .58
  Income before extraordinary
  item..............................      1.28          1.47           1.02          (.55)          1.04
  Net income available for common
  stock shareholders................      1.20          1.47           1.02          (.55)          1.04
  Weighted average shares...........     3,456         3,465          3,378         2,721          3,179
Cash dividend per common share......      .240          .120             --            --             --

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

    - Competitive pressure in the banking industry and changes in the regulatory environment.

    - Changes in the interest rate environment and volatility of rate sensitive deposits.

    - Declines in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

    - Credit quality deterioration that could cause an increase in the provision for loan losses.

    - Dividend restriction.

    - Regulatory discretion.

    - Losses in the Company's merchant credit card processing business.

    - Asset/liability matching risks and liquidity risks.

    - Changes in the securities markets.

    The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to Certain Important Considerations for Investors in
Item 1, and other information in this Report.

GENERAL

    On September 10, 1999 the Company divested itself of its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As a result of the divestiture, the Company lost ninety-five employees of which sixty-three were transferred to Valley Financial Funding, Inc., while thirty-two were terminated by the Company. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $4,369,000 for the year ended December 31, 1999, as compared to $10,863,000 and $6,702,000 for 1998 and 1997.

    The Company derives its income from two principal sources: (1) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities; (2) non interest income or fee income which includes, fees earned on deposit services, income from SBA lending, electronic-based cash management services and merchant credit card processing.

    The following analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Redwood Empire Bancorp and related notes thereto included in this Annual Report on Form 10-K. Average balances, including such balances used in calculating financial and performance ratios, are generally daily averages for NBR, which management believes are representative of the operations of the Company.

RESULTS OF CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM

    In 1999 the Company reported income from continuing operations before extraordinary item of $4,875,000, or $1.41 diluted per share as compared to 1998 and 1997 net income from continuing operations before extraordinary item of $2,904,000, or $0.84 diluted per share, and $2,377,000, or $0.70 diluted per share, respectively.

    Return on average assets for the year ended December 31, 1999 was 1.20% as compared to .73% and .54% for the years ended December 31, 1998 and 1997. Return on average common equity was 12.40% for the year ended December 31, 1999, as compared to 8.09% and 7.58% for the years ended December 31, 1998 and 1997.

    In the first quarter of 1999 the Company recorded an extraordinary charge of $276,000, net of tax. Such charge is comprised of the unamortized debt issuance costs associated with the Company's $12,000,000 subordinated debt, which was early redeemed in the first quarter of 1999. In the first quarter of 1999 Redwood obtained funding for the early redemption through an $8,000,000 dividend from NBR and the redemption of a $3,000,000 note from NBR.

    The Company's results from continuing operations in 1999 improved significantly from 1998. Net interest income increased $1,629,000 in 1999. The provision for loan losses declined by $1,290,000 in 1999. Improvement was also shown in noninterest expense, which decreased $711,000 to $16,166,000 in 1999 as compared to $16,877,000 in 1998. These improvements more than offset a decline in noninterest income of $428,000.

    Results from continuing operations in 1998 improved when compared to 1997. Net interest income decreased by $1,598,000 in 1998 which was offset by an increase of $1,321,000 in noninterest income and a decline of $1,027,000 in noninterest expense.

    NET INTEREST INCOME. For 1999, the Company's net interest income from continuing operations amounted to $19,687,000 as compared to $18,058,000 in 1998 and $19,656,000 in 1997. This represents an increase of $1,629,000 or 9% in 1999 and a decrease of $1,598,000 or 8% in 1998. The increase in 1999 when compared to 1998 is due to an increase in earning assets from $353,314,000 in 1998 to $371,170,000 in 1999 and an improvement in net interest margin from 5.11% in 1998 to 5.30% in 1999. The decrease in 1998 when compared to 1997 is primarily attributable to a decline in earning assets from $398,856,000 in 1997 to $353,314,000 in 1998 offset by an increase in net interest margin from 4.93% in 1997 to 5.11% in 1998.

    The following table presents for the years indicated the distribution of consolidated average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded. Fee income included in loan income is $1,110,000, $687,000 and $928,000 in 1999, 1998 and 1997.

                                              1999                             1998                             1997
                                 ------------------------------   ------------------------------   ------------------------------
                                 AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                 BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Portfolio loans................  $293,352   $25,924      8.84%    $266,716   $25,183      9.44%    $322,122   $30,448      9.45%
Investment securities..........    68,579     4,239      6.18       67,562     4,334      6.41       54,034     3,702      6.85
Federal funds sold.............     9,239       470      5.09       19,036     1,040      5.46       22,700     1,321      5.82
                                 --------   -------               --------   -------               --------   -------
  Total earning assets.........   371,170    30,633      8.25      353,314    30,557      8.65      398,856    35,471      8.89
                                            -------                          -------                          -------
Other non-earning assets.......    43,983                           49,903                           45,901
Less allowance for loan
  losses.......................    (8,188)                          (8,020)                          (6,690)
                                 --------                         --------                         --------
  Total average assets.........  $406,965                         $395,197                         $438,067
                                 ========                         ========                         ========

LIABILITIES AND SHAREHOLDERS'
  EQUITY:
Interest-bearing transaciton
  accounts.....................  $133,371     3,774      2.83     $142,859     5,047      3.53     $152,803     6,080      3.98
Time deposits..................   137,113     7,030      5.13      117,270     6,345      5.41      155,588     8,628      5.55
Subordinated debt..............     1,383       142     10.27       12,000     1,107      9.23       12,000     1,107      9.23
                                 --------   -------               --------   -------               --------   -------
  Total interest-bearing
    liabilities................   271,867    10,946      4.03      272,129    12,499      4.59      320,391    15,815      4.94
                                            -------                          -------                          -------
Demand deposits................    85,851                           82,074                           77,382
Other non-interest bearing
  liabilities..................     9,931                            5,089                            9,008
Shareholders' equity...........    39,316                           35,905                           31,286
                                 --------                         --------                         --------
  Total average liabilities and
    shareholders' equity.......  $406,965                         $395,197                         $438,067
                                 ========                         ========                         ========
Net interest spread............                          4.22                             4.06                             3.95
Net interest income and net
  interest margin..............             $19,687      5.30%               $18,058      5.11%               $19,656      4.93%
                                            =======                          =======                          =======

    The Company's average earning assets for 1999 increased approximately 5%, or $17,856,000, to $371,170,000, as compared to $353,314,000 for 1998. Average earning assets decreased $45,542,000 or 11% in 1998 as compared to 1997. The increase in earning assets in 1999 is primarily attributable to a increase in average portfolio loans of $26,636,000 partially offset by a decrease in federal funds sold of $9,797,000. Components of the increase in portfolio loans include increases of $16,196,000 in average outstanding residential mortgage loans and $12,020,000 in average outstanding commercial real estate loans.

    The decrease in average earning assets for 1998 was due to the Company's efforts to reduce its concentration in construction loans and the refinance-driven reduction of its residential loan portfolio. Average portfolio loans decreased $55,406,000 or 17% to $266,716,000 in 1998 from $322,122,000 in
1997.

    With the increase in earning assets in 1999 discussed above, the Company's funding levels also increased. The average balance of higher cost time deposits increased $19,843,000 in 1999 compared to a decrease of $38,318,000 in 1998. The growth in time deposits in 1999 is a result of the Company's marketing efforts to fund earning asset growth. Additionally, average demand deposits grew $3,777,000 in 1999 and $4,692,000 in 1998 as the Company was successful in obtaining low cost transactional accounts. Average other borrowings decreased $10,617,000 in 1999 due to the Company's early redemption of its subordinated debt. Average other borrowings remained unchanged at $12,000,000 in 1998 compared to 1997.

    The following table sets forth changes in interest income and interest expense for each major category of earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to rate.

                                                    1999 OVER 1998                   1998 OVER 1997
                                            ------------------------------   ------------------------------
                                             VOLUME      RATE      TOTAL      VOLUME      RATE      TOTAL
                                            --------   --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
Increase (decrease) in interest income:
Portfolio loans (1), (2)..................   $2,514    $(1,773)   $   741    $(5,236)    $ (29)    $(5,265)
Investment securities (3).................       65       (160)       (95)       927      (295)        632
Federal funds sold........................     (535)       (35)      (570)      (213)      (68)       (281)
                                             ------    -------    -------    -------     -----     -------
  Total increase (decrease)...............    2,044     (1,968)        76     (4,522)     (392)     (4,914)
                                             ------    -------    -------    -------     -----     -------
Increase (decrease) in interest expense:
Interest-bearing transaction accounts.....     (335)      (938)    (1,273)      (396)     (637)     (1,033)
Time deposits.............................    1,074       (389)       685     (2,127)     (156)     (2,283)
Other borrowings..........................        0       (965)      (965)         0         0           0
                                             ------    -------    -------    -------     -----     -------
  Total increase..........................      739     (2,292)    (1,553)    (2,523)     (793)     (3,316)
                                             ------    -------    -------    -------     -----     -------
Increase (decrease) in net interest
  income..................................   $1,305    $   324    $ 1,629    $(1,999)    $ 401     $(1,598)
                                             ======    =======    =======    =======     =====     =======

------------------------

(1) Does not include interest income which would have been earned on nonaccrual loans had such loans performed in accordance with their terms.

(2) Loan fees of $1,110,000, $687,000 and $928,000 are included in interest income for 1999, 1998 and 1997.

(3) The average balance of securities classified as available for sale are presented at historical amortized cost without the effects of the fair value adjustments.

    The net interest margin increased to 5.30% for the year ended December 31, 1999, as compared to 5.11% and 4.93% for the years ended December 31, 1998 and 1997. The increase in net interest margin in 1999 was primarily due to decreased liability costs slightly offset by a decline in yield on earning assets. The yield on earning assets decreased to 8.25% in 1999 compared to 8.65% in 1998 and 8.89% in 1997. The decline in earning asset yields in 1999 is primarily due to the change in the mix of earning assets. Average commercial and residential real estate loans, which bear a yield lower than other portfolio loan types increased $34,786,000. The decline in earning asset yield in 1998 is primarily attributable to an overall decline in general interest rates as evidenced by a drop in the prime rate from 8.50% at December 1997 to 7.75% at December 1998.

    The effective rates on interest-bearing liabilities decreased to 4.03% for 1999 as compared to 4.59% for 1998 and 4.94% for 1997. The decrease in 1999 and 1998 was primarily due to a substantial downward repricing of the Company's money market and certificate of deposit accounts in the third and fourth quarter of 1998.

    PROVISION FOR LOAN LOSSES. Annual fluctuations in the provision for loan losses result from management's regular assessment of the adequacy of the allowance for loan losses. The provision for loan losses was $750,000 for the year ended December 31, 1999 which represents a decrease of $1,290,000 or 63% from 1998. In 1998, the provision for loan losses of $2,040,000 represented a 3% decrease from $2,100,000 in 1997. This decrease in the provision for loan losses in 1999 when compared to 1998 was due to a decline in loan charge-offs and a decrease in nonperforming loans.

    NONINTEREST INCOME. Noninterest income from continuing operations decreased 8%, or $428,000, to $5,197,000 as compared to $5,625,000, for 1998. The
Company's noninterest income from continuing operations for 1998 increased by $1,321,000 or 31% from the $4,304,000 it received during 1997. The following table sets forth the sources of noninterest income from continuing operations for the years ended December 31, 1999, 1998 and 1997.

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Service charges on deposit accounts.................   $1,041     $1,072     $1,146
Merchant draft processing, net......................    3,154      2,609      1,585
Loan servicing income...............................      129        562        831
Net realized gains on sale of investment securities
  available for sale................................       19        225         23
Other income........................................      854      1,157        719
                                                       ------     ------     ------
                                                       $5,197     $5,625     $4,304
                                                       ======     ======     ======

    Merchant draft processing net revenue increased in 1999 to $3,154,000 as compared to $2,609,000 in 1998 and $1,585,000 in 1997. The two primary reasons for the 1998 and 1999 increase are due to an increase in the number of merchants serviced due to an increase of independent sales organizations (ISO's) to market the Bank's services and growth in the number of merchants obtained directly from the Company's marketing efforts.

    In December 1998, the Company renegotiated the terms of a processing contract with an independent sales organization who represented $1,736,000 or 66% of the Company's 1998 merchant draft net processing revenue. In summary, as a result of the renegotiation, the ISO bought down its processing rate in consideration for a payment of $2,600,000 to the Company. The term of the renegotiated contract is for two years and requires the Company to continue to process merchant card transaction volume from this ISO's customers. The Company has and will continue to amortize such payment over the life of the renegotiated contract into income. During 1999 and 1998, $910,000 and $250,000 of this payment was recognized as revenue. The amount of unearned processing revenue was $1,440,000 as of December 31, 1999. The Company expects to build its overall merchant card processing business in an effort to offset any potential decline in future revenues.

    The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $908,000 and $459,000 as of December 31, 1999 and 1998, was estimated based upon industry loss data and management's assumptions regarding merchant risk borne by NBR. Factors that may effect NBR's merchant risk include the amount of merchant risk borne by an ISO through its marketing agreement with the Bank.

    Loan servicing revenues decreased to $129,000 for the year ended December 31, 1999, compared to $562,000 and $831,000 in 1998 and 1997. The decline in
1999 and 1998 was due to normal prepayments occurring within the Company's loan servicing portfolio. Future loan servicing income will be dependent on prepayments of loans held in the Company's servicing portfolio. Future loan servicing income is not expected to be material to the Company's operations.

    In 1999, $500,000 of callable bonds carried within the Company's investment securities portfolio were called by their issuers compared to $32,700,000 in 1998. As several of these bonds were purchased at a discount the Company recorded a gain on the redemption of $5,000 in 1999 and $199,000 in 1998.

Securities sale and call activity was minimal in 1997. See Note D of Notes to Consolidated Financial Statements.

    NONINTEREST EXPENSE. Noninterest expense amounted to $16,166,000 in 1999, $16,877,000 in 1998 and $17,904,000 in 1997. This represents a decrease of $711,000 or 4% in 1999 and a decrease of 1,027,000 or 6% in 1998 when compared to 1997.

    Salary and employee benefits expense for 1999 increased $164,000, or 2%, to $8,802,000, as compared to $8,638,000 for 1998. This compared with a 4% decrease during 1998 over the 1997 salary and employee benefits expense of $9,021,000. The increase in salary and benefit expense in 1999 is due to the emphasis placed on growing the Company's core banking operations. The decrease in 1998 was due to increased efficiencies as a result of cost savings associated with the merger of Allied and NBR. The Company's full-time equivalent staff levels, adjusted for discontinued operations, were 162, 174, and 155 at December 31, 1999, 1998, and 1997, respectively.

    Occupancy and equipment expense was $2,242,000 in 1999, $2,743,000 in 1998, and $2,719,000 in 1997. In 1999 the decrease of $501,000 was attributable to the Company's decreased space requirements as a result of the relocation of operating personnel. In 1998 occupancy and equipment costs increased $24,000 over 1997.

    The following table describes the components of other noninterest expense for the years ended December 31, 1999, 1998 and 1997.

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Professional fees...................................   $1,231     $  769     $1,130
Regulatory expense and insurance....................      459        588        541
Postage and office supplies.........................      489        506        702
Shareholder expenses and Director fees..............      320        339        381
Advertising.........................................      217        188        241
Telephone...........................................      339        360        552
Electronic data processing..........................    1,234      1,284      1,268
Net costs of other real estate owned................      195        956        568
Other...............................................      638        506      1,067
                                                       ------     ------     ------
                                                       $5,122     $5,496     $6,450
                                                       ======     ======     ======

    Noninterest expenses were $5,122,000 during 1999, a decrease of $374,000, or 7%, when compared to 1998 expenses of $5,496,000. Noninterest expense decreased $954,000 or 15% in 1998 when compared to 1997. The decline in 1999 is primarily attributable to a decline of $761,000 in net OREO expenses. The decline in 1998 when compared to 1997 is a result of the Company's cost control efforts.

    INCOME TAXES. The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The Company's effective tax rate on continuing operations was 38.8% in 1999, 39.1% in 1998 and 39.9% in 1997.

BUSINESS SEGMENTS

    Through September 10, 1999 operated in four principal industry segments: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 67,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit, and the Company's residential mortgage banking and brokerage arm, known as Valley Financial, were divested on

September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units, as well as the after tax loss on disposition, as discontinued operations. Accordingly, historical financial information regarding segments has been restated to reflect only those segments associated with continuing operations.

    Information related to the internal allocation of interest expense and overhead to segments presented in previous periods has been restated to present such amounts consistent with standards for accounting for discontinued operations. These standards do not allow the allocation of general corporate overhead to discontinued operations and generally require that the allocation of interest to discontinued operations be based on the marginal interest expense that would not have been incurred were it not for the discontinued operations.

    Summary financial data by industry segment follows:

                                                    FOR THE YEAR ENDED
                                                       DECEMBER 31,
                                             --------------------------------
                                               1999        1998        1997
                                             --------    --------    --------
                                                      (IN THOUSANDS)
Community Banking:
  Revenue..................................  $ 21,187    $ 20,563    $ 21,865
  Expenses.................................    15,503      17,789      18,714
                                             --------    --------    --------
    Income before income tax...............  $  5,684    $  2,774    $  3,151
                                             ========    ========    ========
Average assets.............................  $385,025    $382,790    $428,983
                                             ========    ========    ========
Bankcard:
  Revenue..................................  $  3,697    $  3,120    $  2,095
  Expenses.................................     1,413       1,128       1,290
                                             --------    --------    --------
    Income before income tax...............  $  2,284    $  1,992    $    805
                                             ========    ========    ========
Average assets.............................  $ 21,940    $ 12,407    $  9,084
                                             ========    ========    ========
Total Company:
  Revenue..................................  $ 24,884    $ 23,683    $ 23,960
  Expenses.................................    16,916      18,917      20,004
                                             --------    --------    --------
    Income before income tax...............  $  7,968    $  4,766    $  3,956
                                             ========    ========    ========
Average assets.............................  $406,965    $395,197    $438,067
                                             ========    ========    ========

COMMUNITY BANKING

    The Community Banking segment revenues increased in 1999 as a result of an improvement in the net interest margin and growth in earning assets. In 1999 segment expenses have declined primarily due to a decrease in the provision for loan losses, reduced OREO disposition costs and administrative expenses. In 1998 segment revenue declined due to a drop in earning assets. 1998 segment expenses dropped due to cost control measures.

BANKCARD

    The Merchant Card processing segment provides Visa and Mastercard credit card processing and settlement services for roughly 67,000 merchants located throughout the United States. Yearly processing volume is in excess of $1.6 billion. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of independent sales organizations, or ISO's.

    The Merchant Card processing segment has experienced three successive years of revenue and earnings growth due to an increase in the number of merchants it services and an increase of independent sales organizations (ISO's) to market its services. In December 1998 the Company renegotiated the terms of a processing contract with an ISO who represented $1,736,000 or 66% of the Company's 1998 merchant draft net processing revenue and $1,412,000 or 45% of such revenue in 1999. As a result of the renegotiation the ISO bought down its processing rate in consideration for a payment of $2,600,000 to the Company. The term of the renegotiated contract is for two years and requires the Company to continue to process merchant card transaction volume from this ISO's customers. The Company has amortized such payment over the life of the renegotiated contract into income. During 1999 and 1998, $910,000 and $250,000 of this payment was recognized as revenue. The amount of unearned processing revenue was $1,440,000 as of December 31, 1999. The balance of this amount will be amortized into income in 2000.

    The Company expects to build its overall merchant card processing business through direct marketing efforts and new ISO's in an effort to offset any potential decline in future revenues that may result in periods following the term of the buydown.

    The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $908,000 and $459,000 as of December 31, 1999 and 1998, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company, and management's assumptions regarding merchant and ISO risk. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $449,000, $288,000 and $56,000 in 1999, 1998 and 1997, respectively. While charge-off levels were nominal from 1997 to 1999, the increase in the reserve reflects the growth in transaction volume, increased exposures to internet merchants, and a new ISO relationship in which the Company assumes fraud risk directly rather than looking first to the ISO.

DISCONTINUED OPERATIONS

    On September 10, 1999 the Company divested itself of its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As a result of the divestiture, the Company lost ninety-five employees of whom sixty-three were transferred to Valley Financial Funding, Inc., while thirty-two were terminated by the Company. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. After tax income from discontinued operations at December 31, 1999, 1998 and 1997 was ($437,000), $2,187,000 and $1,064,000, respectively. Revenue from discontinued operations was $4,369,000 for the year ended December 31, 1999, as compared to $10,863,000 and $6,702,000 for 1998 and 1997. Due to the disposition, the Company is no longer required to carry or fund a mortgage loan held for sale position. This position was previously funded with other borrowings and time deposits.

INVESTMENT PORTFOLIO

    The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities held to maturity until maturity and management believes that the Company has the ability to do so. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. The following table summarizes the maturities of the Company's debt securities at their carrying value and their weighted average yields at December 31, 1999. Yields on tax-exempt securities have been computed on a tax-equivalent basis.

                                                 AVAILABLE FOR SALE
                           ---------------------------------------------------------------
                                                      AFTER ONE            AFTER FIVE
                               WITHIN ONE           THROUGH FIVE           THROUGH TEN
                                  YEAR                  YEARS                 YEARS
                           -------------------   -------------------   -------------------
                            AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
                           --------   --------   --------   --------   --------   --------
                                               (DOLLARS IN THOUSANDS)
U.S. Government and
  agencies...............   $2,000      5.78%    $31,202      5.92%     $2,896      5.93%
Other bonds and mortgage
  backed securities......       --        --       6,782      6.53%        858      7.17%
                            ------               -------                ------
  Total..................   $2,000      5.78%    $37,984      6.03%     $3,754      6.20%
                            ======               =======                ======

                                      AVAILABLE FOR SALE
                           -----------------------------------------

                                AFTER TEN
                                  YEARS                 TOTAL
                           -------------------   -------------------
                            AMOUNT     YIELD      AMOUNT     YIELD
                           --------   --------   --------   --------
                                    (DOLLARS IN THOUSANDS)
U.S. Government and
  agencies...............       --        --     $36,098      5.92%
Other bonds and mortgage
  backed securities......       --        --       7,640      6.60%
                           -------               -------
  Total..................  $    --        --     $43,738      6.04%
                           =======               =======

                                                  HELD TO MATURITY
                           ---------------------------------------------------------------
                                                      AFTER ONE            AFTER FIVE
                               WITHIN ONE           THROUGH FIVE           THROUGH TEN
                                  YEAR                  YEARS                 YEARS
                           -------------------   -------------------   -------------------
                            AMOUNT     YIELD      AMOUNT     YIELD      AMOUNT     YIELD
                           --------   --------   --------   --------   --------   --------
                                               (DOLLARS IN THOUSANDS)
U.S. Government and
  agencies...............   $   --        --     $ 6,000      6.17%     $6,989      6.58%
Other bonds and mortgage
  backed securities......       36      3.80%         --        --         202      4.70%
                            ------               -------                ------
  Total..................   $   36      3.80%    $ 6,000      6.17%     $7,191      6.53%
                            ======               =======                ======

                                       HELD TO MATURITY
                           -----------------------------------------

                                AFTER TEN
                                  YEARS                 TOTAL
                           -------------------   -------------------
                            AMOUNT     YIELD      AMOUNT     YIELD
                           --------   --------   --------   --------
                                    (DOLLARS IN THOUSANDS)
U.S. Government and
  agencies...............       --        --     $12,989      6.39%
Other bonds and mortgage
  backed securities......   17,093      6.84%     17,331      6.81%
                           -------               -------
  Total..................  $17,093      6.84%    $30,320      6.63%
                           =======               =======

    The following table summarizes the book value of the Company's investment securities held on the dates indicated:

                                                       AVAILABLE FOR SALE
                                                --------------------------------
                                                          DECEMBER 31,
                                                  1999        1998        1997
                                                --------   ----------   --------
                                                         (IN THOUSANDS)
U.S. Government and agencies..................  $36,098     $30,538     $41,907
Other bonds and mortgage-backed securities....    7,640          --          --
                                                -------     -------     -------
  Total.......................................  $43,738     $30,538     $41,907
                                                =======     =======     =======

                                                        HELD TO MATURITY
                                                --------------------------------
                                                          DECEMBER 31,
                                                  1999        1998        1997
                                                --------   ----------   --------
                                                         (IN THOUSANDS)
U.S. Government and agencies..................  $12,989     $10,986     $18,360
Other bonds and mortgage-backed securities....   17,331      14,781       8,401
FHLB and FRB Stock............................    2,647       4,105       3,897
                                                -------     -------     -------
  Total.......................................  $32,967     $29,872     $30,658
                                                =======     =======     =======

LOAN PORTFOLIO

    The Company concentrates its lending activities in three principal areas: real estate mortgage loans (residential and commercial loans), real estate construction loans and commercial loans. At December 31, 1999, these three categories accounted for approximately 67%, 13% and 19%, respectively, of the Company's loan portfolio. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrowers' depository relationships with the Company and prevailing money market rates indicative of the Company's cost of funds.

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

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
Residential real estate mortgage..........  $130,504   $ 97,194   $ 93,516   $115,631   $160,767
Commercial real estate mortgage...........    79,476     59,257     57,425     67,401     55,667
Commercial................................    61,165     63,260     69,097     73,987     79,723
Real estate construction..................    40,059     46,905     55,031     84,908     62,432
Installment and other.....................     4,624      5,095      9,200      8,284     12,669
Less deferred fees........................    (1,383)    (2,395)    (1,873)    (2,797)    (3,035)
                                            --------   --------   --------   --------   --------
  Total loans.............................   314,445    269,316    282,396    347,414    368,223
Less allowance for loan losses............    (7,931)    (8,041)    (7,645)    (7,040)    (5,037)
                                            --------   --------   --------   --------   --------
Net loans.................................  $306,514   $261,275   $274,751   $340,374   $363,186
                                            ========   ========   ========   ========   ========

    REAL ESTATE MORTGAGE LOANS. As of December 31, 1999, the Company's residential mortgage loans totaled $130,504,000, or 42%, of its total loans. These loans were predominantly originated in Sonoma and Mendocino Counties. Total residential loans increased $33,310,000 during 1999 and $3,678,000 in 1998 as a result of normal origination activity. As of December 31, 1998, residential mortgage loans totaled $97,194,000 or 36% of total loans. As of December 31, 1997 residential mortgage loans totaled $93,516,000 or 33% of the total portfolio. Such loans declined $22,115,000 during 1997 due to a curtailment of origination activity. As of December 31, 1996 residential mortgage loans totaled $115,631,000. Such loans declined $34,509,000 during 1996 due to prepayments and continuing restructuring of the Company's balance sheet. This 1996 restructuring was accomplished by a $34,000,000 loan sale in the second quarter of 1996. In 1995, total residential mortgage loans decreased $54,800,000. The decrease in residential real estate loans is due primarily to loan sales of $35.9 million during the second quarter of 1995. The sale was executed to restructure the Company's balance sheet and consequently improve the Company's capital ratios and reduce its interest rate risk. In addition, in the third quarter of 1995, the Company swapped $22.1 million of adjustable rate loans with Fannie Mae for a mortgage-backed security, which had a coupon rate of 7.295%, and was scheduled to mature in 2025. This security, which was classified as available for sale, was sold prior to December 31, 1995, with settlement due from broker in January 1996.

    At December 31, 1999, $67,662,000, or 52%, of the Company's residential real estate mortgage loans were fixed-rate mortgage loans having original terms ranging from one to thirty years. Another $57,757,000, or 44%, were held as adjustable-rate mortgages. The balance of these loans, $5,085,000, or 4%, consisted of multifamily loans and loans on improved single-family lots. The majority of the Company's residential mortgage loans have been underwritten for the Company's portfolio and do not necessarily meet standard underwriting criteria for sale in the secondary market. Approximately 82% of the total amount outstanding had principal balances that were less than $300,000. The Company's residential real estate mortgage loans predominately have loan-to-value ratios of 80% or less, using current loan balances and appraised values as of the time of origination. The Company's general policy is not to exceed an 80% loan-to-value ratio on residential mortgage loans without mortgage insurance. The Company generally does not make portfolio loans on a negative amortization basis.

    As of December 31, 1999, the Company had outstanding $79,476,000 in commercial mortgage loans, which constituted 25% of total loans. These loans were primarily secured by owner-occupied commercial properties and have 5- to 15-year maturities based upon 25- to 30-year amortization periods. The ratio of the loan principal amount to appraised values are generally 75% or less, using appraised values at the time of loan origination, and the loans are predominantly for owner-occupied small office buildings or office/ warehouses. The Company originates commercial mortgage loans that are guaranteed by the SBA up to

70% to 90% of the balance. The SBA guaranteed portion of such loans can be sold into the secondary market with the unguaranteed principal balance retained. The aggregate retained unguaranteed principal balance of such loans was $5 million at December 31, 1999. Approximately 47% of the total amount outstanding of commercial mortgage loans had principal balances that were less than $250,000.

    REAL ESTATE CONSTRUCTION LOANS. The Company's primary market focus emphasizes individual borrowers and small residential and commercial projects. The economic viability of the project and the borrower's past development record and creditworthiness are primary considerations in the loan underwriting decision. The Company had $40,059,000 in construction loans outstanding at December 31, 1999, comprising 13% of its total loans. These loans were principally located in Northern California. This represents a decrease of $6,846,000 or 15% from 1998. In 1998 construction loans decreased $8,126,000 or 15% from 1997. As of December 31, 1999, approximately $24 million of these loans consisted of 76 single-family individual-borrower construction loans, and the remaining loans included 13 subdivision projects, 5 land development projects and 7 commercial projects. At December 31, 1999, the largest single-family construction loan commitment was $1,015,000, and the average commitment was less than $375,000. The largest commitment for a subdivision project was $2,538,000 and the average subdivision commitment was less than $979,000. The average commercial project involved a loan of approximately $1,383,000.

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

    Commercial real estate mortgage and construction lending contains potential risks which are not inherent in other types of portfolio loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market area, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in its primary market area even if real estate values elsewhere in California remained stable or increased.

    COMMERCIAL LOANS. Commercial loans consist primarily of short-term financing for businesses and professionals located in Sonoma and Mendocino Counties. At December 31, 1999, these loans totaled $61,165,000, or 19%, of the Company's total loans. This represents a decrease of $2,095,000 or 3% from 1999 due to normal loan payoffs and the competitive banking environment. In 1998 commercial loans decreased $5,837,000 or 8% from 1997. The commercial loans are diversified as to industries and types of businesses, with no material industry concentrations. Commercial loan borrowers generally have deposit relationships with the Company. The commercial loans can be unsecured or secured by various assets, including equipment, receivables, deposits and other assets. Commercial loans may be secured by commercial or residential property; however, they are not classified as mortgage loans since these loans are not typically taken out for the purpose of acquiring real estate and the loans are short-term. In these cases, the mortgage collateral is often taken as additional collateral. As of December 31, 1999, the size of individual commercial loans varied widely, with 93% having principal balances less than $350,000. At December 31, 1999, the Company had 3 commercial borrowers whose aggregate individual liability exceeded $2,000,000.

    LOAN COMMITMENTS. In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of the commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 1999, the Company had outstanding $41,000 in unfunded mortgage loan commitments, $38,244,000 in undisbursed loan commitments and $539,000 in standby letters of credit. The Company's undisbursed commercial loan commitments represent primarily business lines of credit. The undisbursed construction commitments represented undisbursed funding on construction projects in process. The mortgage loan commitments represented approved but unfunded mortgage loans with the Company's mortgage banking business.

    MATURITY DISTRIBUTION. The following table shows the maturity distribution of the Company's commercial and real estate construction loans outstanding as of December 31, 1999, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

                                                                   AFTER ONE
                                                         WITHIN     THROUGH     AFTER FIVE
                                                        ONE YEAR   FIVE YEARS     YEARS       TOTAL
                                                        --------   ----------   ----------   --------
                                                                       (IN THOUSANDS)
Commercial............................................  $19,235     $17,236       $24,694    $ 61,165
Real estate construction..............................   40,034          25            --      40,059
                                                        -------     -------       -------    --------
  Total...............................................  $59,269     $17,261       $24,694    $101,224
                                                        =======     =======       =======    ========
Loans with fixed interest rates.......................  $24,231     $ 5,972       $ 2,455    $ 32,658
Loans with variable interest rates....................   35,198      11,289        22,079      68,566
                                                        -------     -------       -------    --------
  Total...............................................  $59,429     $17,261       $24,534    $101,224
                                                        =======     =======       =======    ========

DEPOSIT STRUCTURE

    The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposits, savings and checking accounts. In addition to the Company's local depository offices, it attracts certificates of deposit, primarily from financial institutions throughout the nation, by publishing rates in national publications. These certificates of deposit have often been attracted at interest rates at or above local market retail deposit rates. The national deposit market is utilized to supplement the Company's liquidity needs. There can be no assurance that this funding practice will continue to provide deposits at attractive rates, or that applicable federal regulations will not limit the Company's ability to attract deposits in this manner. The amount of such deposits was $793,000 and $993,000 as of December 31, 1999 and 1998. The Company generally does not purchase brokered deposits and had no brokered deposits at December 31, 1999.

    The following chart sets forth the distribution of the Company's average daily deposits for the periods indicated.

                                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------
                                                     1999                  1998                  1997
                                              -------------------   -------------------   -------------------
                                               AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE
                                              --------   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Transaction accounts:
  Savings & Money Market....................  $108,290     3.21%    $119,624     3.97%    $130,999     4.40%
  NOW.......................................    25,081     1.18       23,236     1.27       21,804     1.47
  Noninterest bearing.......................    85,851       --       82,074       --       77,382       --
Time deposits $100,000 and over.............    49,919     5.43       35,349     5.45       27,586     6.55
Other time deposits.........................    87,194     4.96       81,920     5.39      128,002     5.33

    The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 1999:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
Remaining Maturity:
  Three months or less......................................     $17,135
  Over three months to six months...........................      18,516
  Over six months to 12 months..............................      28,820
  Over 12 months............................................       4,823
                                                                 -------
    Total...................................................     $69,294
                                                                 =======

    Time deposits of $100,000 or more are generally from the Company's local business and professional customer base. The potential impact on the Company's liquidity from the withdrawal of these deposits is considered in the Company's asset and liability management policies, which attempt to anticipate adequate liquidity needs through its management of investments, federal funds sold, or by generating additional deposits.

OTHER BORROWINGS

    NBR maintains a secured line of credit with the FHLB collateralized by approximately $111,832,000 in residential mortgage loans. Available credit under this line at December 31, 1999 was $91,000,000. Advances can be made on a long-term and short-term basis with a rolling maturity date. On occasion, a borrowing is made on a fixed maturity basis. In such instances, maturities do not extend beyond one year. Redwood also maintains a $3,000,000 unsecrued line of credit with a major financial institution. As of December 31, 1999, $825,000 was outstanding under this line and represents the highest amount outstanding during the year. In addition, the Company enters into various short-term borrowing agreements, which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans.

    The following table summarizes the balances outstanding at year end, the highest amount of borrowings outstanding for a month-end during the year, the average balance of borrowings and the weighted average rate for the years ended December 31, 1999, 1998 and 1997.

                                                  1999        1998       1997
                                               ----------   --------   --------
Balance, December 31.........................      $4,695     $1,371     $2,341
Average balance during the year..............      $6,983     $6,413     $4,265
Average interest rate during the year........        5.24%      5.62%      5.91%
Maximum month-end balance during the year....     $17,785    $19,783     $6,560
Date of maximum month-end balance............   September     August    January

ASSET QUALITY

    The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company conducts its own internal credit review processes and, in addition, contracts with an independent loan reviewer who performs monthly reviews of new loans and potential problem loans that meet predetermined parameters. The Board of Directors of NBR has an internal asset review committee which reviews the asset quality of new and problem loans on a monthly basis and reports the findings to the full Board. In management's opinion, this loan review system facilitates the early identification of potential problem loans.

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

    At December 31, 1999 and 1998 the Company's total recorded investment in impaired loans was $4,430,000 and $10,293,000 of which $4,119,000 and $8,573,000 relates to the recorded investment for which there is a related allowance for credit losses of $1,121,000 and $1,543,000. The amount of that recorded investment for which there is no related allowance for credit losses was $311,000 and $1,720,000 at December 31, 1999 and 1998. At December 31, 1999
substantially all of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated present value cash flow.

    The average recorded investment in impaired loans during the years ended December 31, 1999, 1998 and 1997 was $4,420,000, $10,377,000 and $10,949,000.
The related amount of interest income recognized during the period that such loans were impaired was $292,000, $578,000 and $558,000.

    As of December 31, 1999 and 1998 there were $3,063,000 and $5,556,000 of loans on which the accrual of interest had been discontinued. Interest due but excluded from interest income on loans placed on nonaccrual status was $362,000, $341,000 and $469,000 for the years ended December 31, 1999, 1998 and 1997.
Interest income received on nonaccrual loans was $205,000, $51,000 and $84,000 for the years ended December 31, 1999, 1998 and 1997.

    The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

                                                                       DECEMBER 31,
                                                   ----------------------------------------------------
                                                     1999       1998       1997       1996       1995
                                                   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Nonaccrual loans.................................   $3,063     $5,556    $ 7,883    $ 8,246    $ 4,201
Accruing loans past due 90 days or more..........       --         --        735      1,536         92
Restructured loans (in compliance with modified
  terms).........................................    1,018      1,045      1,109        599        651
                                                    ------     ------    -------    -------    -------
  Total nonperforming loans......................    4,081      6,601      9,727     10,381      4,944
Other real estate owned..........................    2,363      2,181      6,352      2,132        963
Other assets owned...............................       --        129        542        668      1,249
                                                    ------     ------    -------    -------    -------
  Total nonperforming assets.....................   $6,444     $8,911    $16,621    $13,181    $ 7,156
                                                    ======     ======    =======    =======    =======
Nonperforming loans to total loans...............     1.30%      2.45%      3.44%      2.99%      1.34%
Nonperforming assets to total assets.............     1.52       2.11       3.72       2.64       1.28
Allowance for loan losses to nonperforming
  assets.........................................   123.08      90.24      46.00      53.41      70.39
Allowance for loan losses to nonperforming
  loans..........................................     1.94       1.22       0.79       0.68       1.02

    Nonperforming loans totaled $4,081,000 at December 31, 1999, consisting of $1,363,000 that were secured by residential real estate with the remaining $2,718,000 either unsecured or collateralized by various business assets other than real estate.

    Other real estate owned totaled $2,363,000 at December 31, 1999, consisting of $2,018,000 in construction, commercial buildings and land development and $345,000 in residential properties.

    In addition to the above mentioned assets, as of December 31, 1999 management of the Company has identified two lending relationships which in aggregate amount to approximately $931,000 in potential nonperforming loans, as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

    The following table provides certain information for the years indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                                    YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                        1999       1998       1997       1996       1995
                                                      --------   --------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Balance at beginning of period......................   $8,041     $7,645     $7,040     $5,037     $5,787
                                                       ------     ------     ------     ------     ------
Charge-offs:
  Residential real estate mortgage..................       21        617        408        741        304
  Commercial real estate mortgage...................      612        355        124        244         14
  Commercial........................................      769        794        784      2,517      1,985
  Real estate construction..........................      100        179        456        725         --
  Installment and other.............................       13         55        148        337        147
                                                       ------     ------     ------     ------     ------
Total charge-offs...................................    1,515      2,000      1,920      4,564      2,450
                                                       ------     ------     ------     ------     ------
Recoveries:
  Residential real estate mortgage..................       42         31         15          2         25
  Commercial real estate mortgage...................       45         10         --          5         --
  Commercial........................................      498        279        295        252         84
  Real estate construction..........................       53          3         --         --         --
  Installment and other.............................       17         33        115         46          1
                                                       ------     ------     ------     ------     ------
Total recoveries....................................      655        356        425        305        110
                                                       ------     ------     ------     ------     ------
Net charge-offs.....................................      860      1,644      1,495      4,259      2,340
                                                       ------     ------     ------     ------     ------
Provision for loan losses...........................      750      2,040      2,100      6,262      1,590
                                                       ------     ------     ------     ------     ------
Balance at end of period............................   $7,931     $8,041     $7,645     $7,040     $5,037
                                                       ======     ======     ======     ======     ======
Net charge-offs during the period to average
  loans.............................................      .29%       .62%       .46%      1.22%       .60%
Allowance for loan losses to total loans............     2.52       2.99       2.71       2.03       1.37
Allowance for loan losses to nonperforming loans....   194.34     121.82      78.60      67.82     101.88

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

    It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover anticipated charge-offs, and management believes that the allowance at December 31, 1999 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

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

                                                              DECEMBER 31,
                           ----------------------------------------------------------------------------------
                                   1999                    1998                    1997               1996
                           ---------------------   ---------------------   ---------------------   ----------
                           ALLOWANCE      % OF     ALLOWANCE      % OF     ALLOWANCE      % OF     ALLOWANCE
                           FOR LOSSES    LOANS     FOR LOSSES    LOANS     FOR LOSSES    LOANS     FOR LOSSES
                           ----------   --------   ----------   --------   ----------   --------   ----------
                                                         (DOLLARS IN THOUSANDS)
Residential real estate
  mortgage...............    $2,257        42%       $1,725        36%       $2,061        34%       $1,522
Commercial real estate
  mortgage...............       947        25         1,260        22           650        20           809
Commercial...............     2,088        19         2,514        23         1,640        24         1,753
Real estate
  construction...........     1,064        13         1,691        17         1,821        19         2,076
Installment and other....       130         1           207         2           194         3           231
Unallocated..............     1,444        --           644        --         1,279        --           649
                             ------       ---        ------       ---        ------       ---        ------
Total....................    $7,931       100%       $8,041       100%       $7,645       100%       $7,040
                             ======       ===        ======       ===        ======       ===        ======

                                     DECEMBER 31,
                           --------------------------------
                             1996             1995
                           --------   ---------------------
                             % OF     ALLOWANCE      % OF
                            LOANS     FOR LOSSES    LOANS
                           --------   ----------   --------
                                (DOLLARS IN THOUSANDS)
Residential real estate
  mortgage...............     34%       $1,922        44%
Commercial real estate
  mortgage...............     19           664        15
Commercial...............     21         1,082        21
Real estate
  construction...........     24         1,210        17
Installment and other....      2           118         3
Unallocated..............     --            41        --
                             ---        ------       ---
Total....................    100%       $5,037       100%
                             ===        ======       ===

    From time to time the Company may be required to repurchase mortgage loans from investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower or fraud. The Company expects that it may be required to repurchase loans in the future. In 1999, 1998 and 1997 the Company was required by various mortgage loan investors to repurchase 4, 9 and 26 non performing residential mortgage loans totaling $943,000, $542,000 and $3,459,000, respectively. The Company maintains a reserve for its estimate of potential losses associated with the potential repurchase of previously sold mortgage loans. Such reserve amounts to $142,000 and $172,000 as of December 31, 1999 and 1998.

YEAR 2000

    The Company's mission critical systems successfully responded to the century date change. Accordingly, the Company's core banking systems, including the applications software for its deposit, loan and merchant card processing computer systems, as well as the electronic funds transfers system with the Federal Reserve, are fully operational and accurately processing customer information and transactions. The Company will continue to monitor its systems and those of its vendors and suppliers over the coming months.

LIQUIDITY

    Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity are associated with dividend payments made to the stockholders and operating expenses. It is the Company's general policy to retain liquidity at the parent at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of December 31, 1999, Redwood held $119,000 in deposits at NBR. In addition, the Company has a $3,000,000 unsecured line of credit with a major financial institution, which bears an interest rate equal to the prime rate plus one percent. As of December 31, 1999 $825,000 was outstanding under this line of credit.

    In 1998, Redwood reinstated a cash dividend to its common stock holders at a quarterly rate of $.04 per share. In 1999, Redwood increased this dividend 50% to $0.06 per share. In the fourth quarter of 1999, the dividend increased again to $0.10 per share. Payment of dividends by the Company is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became undercapitalized. If NBR is restricted from paying dividends, Redwood could be unable to pay the above obligations. No assurance can be given as to the ability of NBR to pay dividends to Redwood. In 1999, 1998 and 1997 NBR declared dividends of $10,900,000, $1,200,000 and $860,000.

    Although each entity within the consolidated group manages its own liquidity, the Company's consolidated cash flows can be divided into three distinct areas; operating, investing and financing. For the year ended December 31, 1999 the Company received $35,331,000 in cash flows from operations while using $47,670,000 and $9,292,000 in investing and financing activities, respectively.

    The principal sources of asset liquidity are federal funds sold. Secondary sources of liquidity are loan repayments, investments available for sale, maturing investments, and investments that can be used as collateral for other borrowings. At December 31, 1999, the Company had $1,497,000 in federal funds sold. Total investments were $76,705,000, of which $29,835,000 were pledged.

    Time deposits from other financial institutions totaled $793,000 or .2% of total deposits, at December 31, 1999, a decrease of $200,000 from the $993,000 recorded at December 31, 1998, which amounted to .3% of total deposits at that time. These deposits are used to supplement liquidity when the Company determines that deposits from local sources would be more expensive. The Company is able to retain such deposits at favorable rates when desired.

    Liability-based liquidity includes interest-bearing and noninterest bearing retail deposits, which are a relatively stable source of funds, time deposits from financial institutions throughout the United States, federal funds purchased, and other short-term and long-term borrowings, some of which are collateralized. The Company collateralized FHLB advances as NBR is a member of the FHLB. Management uses FHLB advances as part of its funding strategy because the rates paid for those advances are generally in line with the rates paid on time certificates of deposits. FHLB advances must be collateralized by the pledging of qualified mortgage loans of NBR. At December 31, 1999 approximately $111,832,000 of residential mortgage loans were pledged to secure any funds the Company may borrow. NBR's FHLB borrowing limitation at December 31, 1999 was $91,000,000. At December 31, 1999 and December 31, 1998, NBR had paid off all FHLB advances, as compared to advances outstanding of $1,800,000 at December 31, 1997. Management believes that at December 31, 1999 the Company's liquidity position was adequate for the operations of Redwood and its subsidiaries for the foreseeable future.

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

    Under the risk-based capital standard, assets reported on an institution's balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight. This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity and noncumulative preferred stock) and "Tier 2" capital (defined as principally comprising the allowance for loan losses and subordinated debt). At December 31, 1999, 1998 and 1997, the Company and its subsidiaries were required to maintain a total risk-based capital ratio of 8%, including a Tier 1 capital ratio of at least 4%.

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

    The table below shows the capital ratios for the Company and NBR at December 31, 1999.

                                                              COMPANY      NBR
                                                              --------   --------
Total capital to risk based assets..........................   13.01%     13.20%
Tier 1 capital to risk based assets.........................   11.74%     11.94%
Leverage ratio..............................................    8.66%      8.86%

    Under the most stringent capital requirement, the Company has approximately $19,854,000 in excess capital before it becomes under-capitalized. Similarly, NBR has $20,519,000 in excess capital.

COMMON STOCK REPURCHASE

    In November 1998, the Board of Directors authorized the repurchase of up to 5% of the outstanding stock of the Company or 171,000 shares. This repurchase authorization was completed in November 1999. Upon completion of the initial 5% repurchase the Company's Board of Directors authorized an additional 5% share repurchase.

    During 1999 and 1998 the Company repurchased 191,500 and 16,500 shares of its common stock for $4,181,938 and $282,750 respectively. The average price paid under the repurchase program was $21.84 in 1999 and $17.14 in 1998.

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

    The following table sets forth, as of December 31, 1999, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

                                                   AFTER THREE   AFTER SIX    AFTER ONE
                                         WITHIN    MONTHS BUT    MONTHS BUT    YEAR BUT
                                         THREE     WITHIN SIX      WITHIN       WITHIN     AFTER FIVE
                                         MONTHS      MONTHS       ONE YEAR    FIVE YEARS     YEARS       TOTAL
                                        --------   -----------   ----------   ----------   ----------   --------
                                                                 (DOLLARS IN THOUSANDS)
EARNING ASSETS:
Federal funds sold....................  $  1,497     $     --     $     --     $    --      $     --    $  1,497
Investment securities and other.......     9,493        6,839       12,160      26,514        21,699      76,705
Loans.................................   110,364       28,307       20,141      72,030        83,603     314,445
                                        --------     --------     --------     -------      --------    --------
Total earning assets..................   121,354       35,146       32,301      98,544       105,302     392,647
                                        --------     --------     --------     -------      --------    --------
INTEREST-BEARING LIABILITIES:
Interest-bearing transaction
  accounts............................    20,726       20,726       20,726      62,179            --     124,357
Time deposits.........................    39,702       46,850       69,536      11,311            --     167,399
Other borrowings......................     4,695           --           --          --            --       4,695
                                        --------     --------     --------     -------      --------    --------
Total interest-bearing liabilities....    65,123       67,576       90,262      73,490            --     296,451
                                        --------     --------     --------     -------      --------    --------
Interest rate sensitivity gap.........  $ 56,231     $(32,430)    $(57,961)    $25,054      $105,302    $ 96,196
                                        ========     ========     ========     =======      ========    ========
Cumulative interest rate sensitivity
  gap.................................  $ 56,231     $ 23,801     $(34,160)    $(9,106)     $ 96,196
                                        ========     ========     ========     =======      ========
Interest rate sensitivity gap ratio...      1.86          .52          .36        1.34           N/A
Cumulative interest rate sensitivity
  gap ratio...........................      1.86         1.18          .85         .97          1.33

    The Company's gap position is substantially dependent upon the volume of loans held in the portfolio. These loans generally have maturities greater than five years; however, these loans have a repricing frequency of at least quarterly and therefore are classified in the above table as repricing within three months. Additionally, interest-bearing transaction accounts, which consist of money market, demand and savings deposit accounts, are classified as repricing within three months. Some of these deposits may be repriced at management's option, and therefore a decision not to reprice such deposits could significantly alter the Company's net interest margin.

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

    On a monthly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a December 31, 1999 and 1998 summary of interest rate risk exposure as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of 200 basis points up and 200 basis points down.

                                           CHANGE IN ANNUAL           CHANGE IN
CHANGE IN INTEREST RATE                   NET INTEREST INCOME   MARKET VALUE OF EQUITY
-----------------------                   -------------------   ----------------------
1999
+ 200...................................      $   (96,000)           $(10,606,000)
+ 100...................................          (40,000)             (5,486,000)
-100....................................          (20,000)              5,176,000
-200....................................         (569,000)              6,478,000

1998
+ 200...................................      $   557,000            $ (6,920,000)
+ 100...................................          270,000              (3,788,000)
-100....................................       (1,585,000)              3,563,000
-200....................................       (3,943,000)              6,455,000

    The Company's interest rate risk exposure to a rising rate environment increased in 1999. This increase was principally due to modest growth in fixed rate commercial and residential real estate loans.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

    The following consolidated financial statements of Redwood and its subsidiaries, and independent auditors' report included in the Annual Report of Redwood to its shareholders for the years ended December 31, 1999, 1998 and 1997.

                                                                PAGE
                                                              --------
Independent Auditors' Report................................      37
Consolidated Financial Statements of Redwood Empire Bancorp
  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................      38
  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................      39
  Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1999, 1998 and 1997............      40
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................      41
  Notes to Consolidated Financial Statements................      42

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Redwood Empire Bancorp
Santa Rosa, California

    We have audited the accompanying consolidated balance sheets of Redwood Empire Bancorp and subsidiaries (Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Redwood Empire Bancorp and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
San Francisco, California
January 26, 2000

                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
Interest income:
  Interest and fees on loans................................  $   25,924   $   25,183   $   30,448
  Interest on investment securities.........................       4,239        4,334        3,709
  Interest on federal funds sold............................         470        1,040        1,314
                                                              ----------   ----------   ----------
Total interest income.......................................      30,633       30,557       35,471
Interest expense:
  Interest on deposits......................................      10,736       11,392       14,708
  Interest on other borrowings..............................          68           --           --
  Interest on subordinated notes............................         142        1,107        1,107
                                                              ----------   ----------   ----------
Total interest expense......................................      10,946       12,499       15,815
                                                              ----------   ----------   ----------
Net interest income.........................................      19,687       18,058       19,656
Provision for loan losses...................................         750        2,040        2,100
                                                              ----------   ----------   ----------
Net interest income after provision for loan losses.........      18,937       16,018       17,556
                                                              ----------   ----------   ----------
Noninterest income:
  Service charges on deposit accounts.......................       1,041        1,072        1,146
  Merchant draft processing, net............................       3,154        2,609        1,585
  Loan servicing income.....................................         129          562          831
  Net realized gains on sale of investment securities held
    for sale and redemption of investment securities........          19          225           23
  Other income..............................................         854        1,157          719
                                                              ----------   ----------   ----------
  Total noninterest income..................................       5,197        5,625        4,304
Noninterest expense:
  Salaries and employee benefits............................       8,802        8,638        9,021
  Occupancy and equipment expense...........................       2,242        2,743        2,719
  Restructuring credit......................................          --           --         (286)
  Other.....................................................       5,122        5,496        6,450
                                                              ----------   ----------   ----------
Total noninterest expense...................................      16,166       16,877       17,904
                                                              ----------   ----------   ----------
Income from continuing operations before income taxes and
  extraordinary item........................................       7,968        4,766        3,956
Provision for income taxes..................................       3,093        1,862        1,579
                                                              ----------   ----------   ----------
Income from continuing operations before extraordinary
  item......................................................       4,875        2,904        2,377
                                                              ----------   ----------   ----------
Discontinued operations:
  Income (loss) from discontinued operations (less
    applicable income taxes (benefit) of $(435), $240 and
    $687)...................................................        (270)       2,187        1,064
  Loss on disposal of discontinued operations, net of tax
    benefit of ($113).......................................        (167)
                                                              ----------   ----------   ----------
  Income (loss) from discontinued operations................        (437)       2,187        1,064
                                                              ----------   ----------   ----------
Income before extraordinary item............................       4,438        5,091        3,441
Extraordinary item..........................................         459           --           --
Income tax benefit..........................................        (183)          --           --
                                                              ----------   ----------   ----------
Total extraordinary item, net of tax........................         276           --           --
                                                              ----------   ----------   ----------
Net income..................................................       4,162        5,091        3,441
Dividends on preferred stock................................          --          112          449
                                                              ----------   ----------   ----------
Net income available for common stock shareholders..........  $    4,162   $    4,979   $    2,992
                                                              ==========   ==========   ==========
Basic earnings per common shares:
  Income from continuing operations before extraordinary
    item....................................................  $     1.45   $      .88   $      .70
  Income (loss) from discontinued operations................        (.13)         .69          .38
  Income before extraordinary item..........................        1.32         1.57         1.08
  Net income available for common stock shareholders........        1.24         1.57         1.08
  Weighted average shares...................................   3,364,000    3,170,000    2,776,000
Diluted earnings per common share and common equivalent
  share:
  Income from continuing operations before extraordinary
    item....................................................  $     1.41   $      .84   $      .70
  Income (loss) from discontinued operations................        (.13)         .63          .32
  Income before extraordinary item..........................        1.28         1.47         1.02
  Net income available for common stock shareholders........        1.20         1.47         1.02
  Weighted average shares...................................   3,456,000    3,465,000    3,378,000

See Notes to Consolidated Financial Statements.

                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Assets:
Cash and due from banks.....................................    $ 19,058       $ 15,982
Federal funds sold..........................................       1,497         26,205
                                                                --------       --------
  Cash and cash equivalents.................................      20,555         42,187
Investment securities:
  Held to maturity, at cost (market value: 1999--$31,923;
    1998--$30,014)..........................................      32,967         29,872
  Available for sale, at market (amortized cost:
    1999--$44,667; 1998--$30,127)...........................      43,738         30,538
                                                                --------       --------
    Total investment securities.............................      76,705         60,410
Mortgage loans held for sale................................          --         32,620
Loans:
  Portfolio loans...........................................     314,445        269,316
  Less allowance for loan losses............................      (7,931)        (8,041)
                                                                --------       --------
    Net loans...............................................     306,514        261,275
Premises and equipment, net.................................       3,045          4,082
Mortgage servicing rights, net..............................          32            305
Other real estate owned.....................................       2,363          2,181
Cash surrender value of life insurance......................       3,187          3,033
Other assets and interest receivable........................      10,645         16,206
                                                                --------       --------
      Total Assets..........................................    $423,046       $422,299
                                                                ========       ========
Liabilities and Shareholders' Equity:
Deposits:
  Noninterest bearing demand deposits.......................    $ 77,753       $ 82,448
  Interest bearing transaction accounts.....................     124,357        141,316
  Time deposits $100,000 and over...........................      69,294         62,600
  Other time deposits.......................................      98,105         78,356
                                                                --------       --------
    Total deposits..........................................     369,509        364,720
Other borrowings............................................       4,695          1,371
Other liabilities and interest payable......................      11,398          5,568
Subordinated notes..........................................          --         12,000
                                                                --------       --------
      Total Liabilities.....................................     385,602        383,659
                                                                --------       --------
Commitments and contingencies...............................          --             --
Shareholders' Equity:
  Preferred stock, no par value; authorized 2,000,000
    shares; issued and outstanding: no shares...............          --             --
  Common stock, no par value; authorized 10,000,000 shares;
    issued and outstanding: 1999--3,228,771 shares,
    1998--3,363,565 shares..................................      22,033         25,801
  Retained earnings.........................................      15,950         12,600
  Accumulated other comprehensive (loss) income, net of
    tax.....................................................        (539)           239
                                                                --------       --------
      Total Shareholders' Equity............................      37,444         38,640
                                                                --------       --------
    Total Liabilities and Shareholders' Equity..............    $423,046       $422,299
                                                                ========       ========

See Notes to Consolidated Financial Statements.

                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                                                                        COMPREHENSIVE
                                COMPREHENSIVE         PREFERRED              COMMON          RETAINED   (LOSS) INCOME,
                                    INCOME        SHARES     STOCK      SHARES     STOCK     EARNINGS        NET          TOTAL
                                --------------   --------   --------   --------   --------   --------   --------------   --------
Balances, January 1, 1997.....                      575     $ 5,750     2,744     $19,281    $ 5,032        $(331)       $29,732
Comprehensive income:
  Net income..................      $3,441                                                     3,441                       3,441
Other comprehensive income:
  Unrealized holding gains
    arising during period, net
    of tax of $80.............         117
  Less: reclassification
    adjustment net of tax of
    $17.......................          27
                                    ------
    Other comprehensive
      income..................         144                                                                    144            144
                                    ------
    Comprehensive income......      $3,585
                                    ======

Stock options exercised.......                                             36         375                                    375
Cash dividends
  declared--preferred.........                                                                  (449)                       (449)
                                                   ----     -------     -----     -------    -------        -----        -------
Balances, December 31, 1997...                      575       5,750     2,780      19,656      8,024         (187)        33,243
Comprehensive income:
  Net income..................      $5,091                                                     5,091                       5,091
Other comprehensive income:
  Unrealized holding gains
    arising during period, net
    of tax of $152............         208
  Less: reclassification
    adjustment net of tax of
    $163......................         218
                                    ------
    Other comprehensive
      income..................         426                                                                    426            426
                                    ------
    Comprehensive income......      $5,517
                                    ======
Conversion of preferred stock
  to common...................                     (575)     (5,750)      498       5,686                                    (64)
Common stock repurchased......                                            (17)       (283)                                  (283)
Stock options exercised.......                                            103         742                                    742
Cash dividends
  declared--preferred.........                                                                  (112)                       (112)
Cash dividends
  declared--common ($0.12 per
  share)......................                                                                  (403)                       (403)
                                                   ----     -------     -----     -------    -------        -----        -------
Balances, December 31, 1998...                       --          --     3,364      25,801     12,600          239         38,640
Comprehensive income:
  Net income..................      $4,162                                                     4,162                       4,162
Other comprehensive income:
  Unrealized holding losses
    arising during period, net
    of tax of $571............        (789)
    Less: reclassification
      adjustment net of tax of
      $8......................          11
                                    ------
    Other comprehensive
      income..................        (778)                                                                  (778)          (778)
                                    ------
    Comprehensive income......      $3,384
                                    ======
Common stock repurchased......                                           (191)     (4,182)                                (4,182)
Stock options exercised.......                                             56         414                                    414
Cash dividends
  declared--common ($0.24 per
  share)......................                                                                  (812)                       (812)
                                                   ----     -------     -----     -------    -------        -----        -------
Balances, December 31, 1999...                       --     $    --     3,229     $22,033    $15,950        $(539)       $37,444
                                                   ====     =======     =====     =======    =======        =====        =======

See Notes to Consolidated Financial Statements.

                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flows from operating activities:
Net income..................................................  $   4,162   $   5,091   $   3,441
                                                              ---------   ---------   ---------
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization, net........................      1,347       1,731       1,430
  Deferred taxes............................................        (68)     (1,247)      1,382
  Net realized gains on securities available for sale.......        (19)       (225)        (23)
  Loans originated for sale.................................   (251,468)   (479,351)   (182,096)
  Proceeds from sale of loans held for sale.................    269,818     486,011     228,890
  Gain on sale of loans and loan servicing..................     (1,293)     (5,095)     (3,601)
  Provision for loan losses.................................        750       2,040       2,100
  Change in cash surrender value of life insurance..........       (154)       (104)       (628)
  Change in other assets and interest receivable............      2,815      (2,346)      7,135
  Change in other liabilities and interest payable..........      8,358      (2,492)     (3,334)
  Noncash restructuring (credit) charge.....................         --          --        (286)
  Other, net................................................        202          89          95
                                                              ---------   ---------   ---------
  Total adjustments.........................................     30,288        (989)     51,064
                                                              ---------   ---------   ---------
    Net cash provided by operating activities...............     34,450       4,102      54,505
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Net increase in loans.....................................    (31,720)     (9,547)     26,073
  Proceeds from sale of loans in portfolio..................         --       1,666       2,043
  Purchases of investment securities available for sale.....    (20,625)    (22,146)    (23,845)
  Purchases of investment securities held to maturity.......     (6,938)    (13,133)    (17,056)
  Sales of investment securities available for sale.........      1,987       1,995       7,031
  Maturities of investment securities available for sale....      4,013      26,913      13,974
  Maturities of investment securities held to maturity......      3,933      19,503         513
  Purchase of premises and equipment, net of retirements....       (704)     (1,611)     (1,469)
  (Purchase) sale of mortgage servicing rights..............         --         (12)       (330)
  Divestiture of mortgage banking operations................        520          --          --
  Change in interest bearing deposits due from financial
    institutions............................................         --          --         315
  Proceeds from sale of other real estate owned.............      1,919       6,399       1,982
                                                              ---------   ---------   ---------
    Net cash provided by (used in) investing activities.....    (47,615)     10,027       9,231
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Change in noninterest bearing transaction accounts........     (4,695)    (16,467)     27,101
  Change in interest bearing transaction accounts...........    (16,959)     (8,623)     (6,514)
  Change in time deposits...................................     26,443      (1,611)    (65,616)
  Change in other borrowings................................      3,324        (970)     (7,966)
  Redemption of subordinated debt...........................    (12,000)         --          --
  Issuance of stock.........................................     (3,768)        180         299
  Dividends paid............................................       (812)       (515)       (449)
                                                              ---------   ---------   ---------
    Net cash used in financing activities...................     (8,467)    (28,006)    (53,145)
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................    (21,632)    (13,877)     10,591
Cash and cash equivalents at beginning of period............     42,187      56,064      45,473
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $  20,555   $  42,187   $  56,064
                                                              =========   =========   =========
Supplemental Disclosures:
Cash paid during the period for:
  Income taxes..............................................  $   1,811   $   2,709   $   2,454
  Interest..................................................     10,539      14,047      18,571
Noncash investing and financing activities:
  Transfer from loans to other real estate owned............         --       2,900       6,436
  Transfer from mortgage loans held for sale to loans.......         --       8,999       1,377
  Conversion of preferred stock to common...................         --       5,686          --

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--DESCRIPTION OF BUSINESS

    Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California, and operating in Northern California. Its wholly-owned subsidiary is National Bank of the Redwoods ("NBR"), a national bank chartered in 1985. A previously wholly-owned subsidiary, Allied Bank, F.S.B., ("Allied"), a Federal Savings Bank, was merged with its sister subsidiary, NBR, in March, 1997. The Company's business strategy involves two principal business activities, core community banking services and merchant card services, which are conducted through NBR.

    NBR provides its core community banking services through five retail branches located in Sonoma County, California, one retail branch located in Mendocino County, California, and one retail branch located in Lake County, California. Loan services at NBR are generally extended to professionals and to businesses with annual revenues of less than $10 million. Commercial loans are primarily for working capital, asset acquisition and commercial real estate. NBR's targeted commercial banking market area includes the California counties north of San Francisco. NBR generates noninterest income through merchant draft processing by virtue of its status as a Principal Member of Visa/MasterCard. NBR is a Preferred Lender under the Small Business Administration ("SBA") Loan Guarantee Program. In addition, NBR originates both commerical and residential construction loans for its portfolio.

    In September 1999, the Company divested itself of its subprime mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As of December 31, 1999, there are no assets and $142,000 in liabilities on the Company's consolidated balance sheet related to the divested operations. The liability balance is related to potential repurchases of previously sold mortgage loans. During the period from October 1999 to December 1999 the Company has recorded $128,000 of income related to the divested operations and has received proceeds of $13,324,000 from the sale of mortgage loans held for sale. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $4,369,000 for the year ended December 31, 1999, as compared to $10,863,000 and $6,702,000 for 1998 and 1997.

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

    Certain reclassifications to the 1998 and 1997 financial statements were made to conform to the 1999 presentation.

    For the purpose of the statements of cash flows, cash and cash equivalents have been defined as cash on hand, demand deposits with correspondent banks, cash items in transit and federal funds sold.

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

    A loan is impaired when, based upon current information and events, it is probable that NBR will be unable to collect all amounts due according to the contractual terms of the loan agreement. This standard is applicable to all loans, uncollateralized as well as collateralized, except loans that are measured at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Management measures all loans individually for impairment as part of the Company's normal internal asset review process.

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

    The Company originates loans to customers under an SBA program that generally provides for SBA guarantees of 70% to 85% of each loan. The Company may sell and retain the guaranteed portion of each loan to a third party and retain the unguaranteed portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value, through retention of an ongoing rate differential less a normal service fee (excess servicing fee) between the rate paid by the borrower to the Company and the rate paid by the Company to the purchaser, or both.

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

MORTGAGE BANKING AND HEDGING ACTIVITIES

    Prior to divesting Valley Financial and Allied Diversified Credit, the Company sold residential mortgage loans to a variety of secondary market investors, including Freddie Mac and Fannie Mae. Gains or losses on the sale of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

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

OFF BALANCE SHEET RISK

    The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

    The following table reconciles the numerator and denominator used in computing both basic earnings (loss) per share and diluted earnings (loss) per share for the periods indicated:

                                                         TWELVE MONTHS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------
                                                 1999                  1998                  1997
                                          -------------------   -------------------   -------------------
                                           BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                          --------   --------   --------   --------   --------   --------
EARNINGS PER COMMON SHARE:
Income from continuing operations
  available to common shareholders
  before extraordinary item............    $4,875     $4,875     $2,792(3)  $2,904     $1,928(3)  $2,377
Earnings per share from continuing
  operations before extraordinary
  item.................................    $ 1.45     $ 1.41     $ 0.88     $ 0.84     $ 0.70     $ 0.70
Income (loss) from discontinued
  operations                               $ (437)    $ (437)    $2,187     $2,187     $1,064     $1,064
Earnings per share from income (loss)
  of discontinued operations...........    $(0.13)    $(0.13)    $ 0.69     $ 0.63     $ 0.38     $ 0.32
Income before extraordinary item.......    $4,438     $4,438     $4,979(3)  $5,091     $2,992(3)  $3,441
Earnings per share before extraordinary
  item.................................    $ 1.32     $ 1.28     $ 1.57     $ 1.47     $ 1.08     $ 1.02
Net income.............................    $4,162     $4,162     $4,979(3)  $5,091     $2,992(3)  $3,441
Net income per share...................    $ 1.24     $ 1.20     $ 1.57     $ 1.47     $ 1.08     $ 1.02
Weighted average common shares
  outstanding..........................     3,364      3,456(1)   3,170      3,465(2)   2,776      3,378(2)
                                           ======     ======     ======     ======     ======     ======

------------------------

Notes to Earnings per Common Share table:

(1) The weighted average common shares outstanding include the dilutive effects of common stock options of 92.

(2) The weighted average common shares outstanding include the dilutive effects of common stock options of 128 and 104 and convertible perpetual preferred stock of 166 and 499 for the years ended 1998 and 1997. There is no effect of perpetual preferred stock in 1999.

(3) Amounts are shown net of $112 and $449 in dividends on preferred stock for 1998 and 1997. There were no preferred dividends paid in 1999.

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

BUSINESS SEGMENTS

    On January 1, 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers.

COMPREHENSIVE INCOME

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENTS NO. 133, the statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of SFAS No. 133 on the Company's consolidated financial statements.

NOTE C--CASH AND DUE FROM BANKS

    The Company's subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank. The required reserve balance included in cash and due from banks was approximately $2,922,000 and $3,183,000 at December 31, 1999 and 1998.

NOTE D--INVESTMENT SECURITIES

    An analysis of the investment securities portfolio follows:

                                                     GROSS        GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                         COST        GAINS        LOSSES      VALUE
                                       ---------   ----------   ----------   --------
                                                       (IN THOUSANDS)
December 31, 1999:
Available for sale:
  U.S. Government obligations........   $36,863       $  1        $  766     $36,098
  Mortgage-backed and other
  securities.........................     7,804         --           164       7,640
                                        -------       ----        ------     -------
    Total available for sale.........   $44,667       $  1        $  930     $43,738
                                        =======       ====        ======     =======
Held to maturity:
  U.S. Government obligations........   $12,989       $ --        $  450     $12,539
  Mortgage-backed and other
  securities.........................    17,331          1           595      16,737
                                        -------       ----        ------     -------
    Total debt securities............    30,320          1         1,045      29,276
  FRB and FHLB stock.................     2,647         --            --       2,647
                                        -------       ----        ------     -------
    Total held to maturity...........   $32,967       $  1        $1,045     $31,923
                                        =======       ====        ======     =======

                                                     GROSS        GROSS
                                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                         COST        GAINS        LOSSES      VALUE
                                       ---------   ----------   ----------   --------
                                                       (IN THOUSANDS)
December 31, 1998:
Available for sale:
  U.S. Government obligations........   $30,127       $411        $   --     $30,538
                                        =======       ====        ======     =======

Held to maturity:
  U.S. Government obligations........   $10,986       $ 63        $    6     $11,043
  Mortgage-backed and other
  securities.........................    14,781         94             9      14,866
                                        -------       ----        ------     -------
    Total debt securities............    25,767        157            15      25,909
  FRB and FHLB stock.................     4,105         --            --       4,105
                                        -------       ----        ------     -------
    Total held to maturity...........   $29,872       $157        $   15     $30,014
                                        =======       ====        ======     =======

    Debt securities by contractual maturity at December 31, 1999, were due as follows:

                                                           AMORTIZED    MARKET
                                                             COST       VALUE
                                                           ---------   --------
                                                              (IN THOUSANDS)
Held to maturity:
  One year or less.......................................   $    36    $    36
  After one year through five years......................     6,000      5,871
  After five years through ten years.....................     7,191      6,872
  After ten years........................................    17,093     16,497
                                                            -------    -------
                                                            $30,320    $29,276
                                                            =======    =======
Available for sale:
  One year or less.......................................   $ 2,000    $ 2,000
  After one year through five years......................    38,787     37,984
  After five years through ten years.....................     3,880      3,754
  After ten years........................................        --         --
                                                            -------    -------
                                                            $44,667    $43,738
                                                            =======    =======

    Proceeds from sales of available for sale investments in debt securities during 1999, 1998 and 1997 were $1,987,000, $1,995,000, and $7,031,000. These sales resulted in the realization of gross gains of $14,000 for 1999, gross gains of $40,000 for 1998, gross gains of $30,000 and gross losses of $12,000 for 1997. Gains on redemption by issuers of debt securities amounted to $5,000, $185,000 and $5,000 in 1999, 1998 and 1997.

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

    Securities carried at approximately $29,835,000 and $19,545,000 at December 31, 1999 and 1998 were pledged to secure public deposits, bankruptcy deposits, and treasury tax and loan borrowings.

NOTE E--MORTGAGE LOAN SERVICING

    The Company services mortgage loans and participating interests in mortgage loans owned by investors. The unpaid principal balances of mortgage loans serviced for others are as follows:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
                                                             (IN THOUSANDS)
Mortgage loan portfolios serviced for:
  Freddie Mac............................................  $ 2,530    $  3,919
  Fannie Mae.............................................    2,348       3,633
  Other investors........................................   27,982     124,173
                                                           -------    --------
                                                           $32,860    $131,725
                                                           =======    ========

NOTE F--LOANS AND THE ALLOWANCE FOR LOAN LOSSES

    The Company primarily makes permanent and construction residential real estate loans in California, and loans to individuals and small businesses primarily in Sonoma and Mendocino Counties, California. There are no major industry segments in the loan portfolio. Outstanding loans by type were:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Residential real estate mortgage........................  $130,504   $ 97,194
Commercial real estate mortgage.........................    79,476     59,257
Commercial..............................................    61,165     63,260
Real estate construction................................    40,059     46,905
Installment and other...................................     4,624      5,095
Less deferred fees......................................    (1,383)    (2,395)
                                                          --------   --------
  Total loans...........................................   314,445    269,316
Less allowance for loan losses..........................    (7,931)    (8,041)
                                                          --------   --------
  Net loans.............................................  $306,514   $261,275
                                                          ========   ========

    A summary of the transactions in the allowance for loan losses follows:

                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Balance, beginning of year........................  $ 8,041    $ 7,645    $ 7,040
Provision for loan losses.........................      750      2,040      2,100
Loans charged off.................................   (1,515)    (2,000)    (1,920)
Recoveries........................................      655        356        425
                                                    -------    -------    -------
Balance, end of year..............................  $ 7,931    $ 8,041    $ 7,645
                                                    =======    =======    =======

    At December 31, 1999 and 1998 the Company's total recorded investment in impaired loans was $4,430,000 and $10,293,000 of which $4,119,000 and $8,573,000 relates to the recorded investment for which there is a related allowance for loan losses of $1,121,000 and $1,543,000 determined in accordance with these statements and $311,000 and $1,720,000 relates to the amount of that recorded investment for which there is no related allowance for loan losses determined in accordance with these statements. At December 31, 1999, approximately 80% of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated cash flow.

    The average recorded investment in impaired loans during the years ended December 31, 1999, 1998 and 1997 was $4,420,000, $10,377,000 and $10,949,000.
The related amount of interest income recognized during the periods that such loans were impaired was $292,000, $578,000 and $558,000.

    As of December 31, 1999 and 1998 there were $3,063,000 and $5,556,000 of loans on nonaccrual. Interest due but excluded from interest income on these nonaccrual loans was $362,000, $341,000, and $469,000 for the years ended December 31, 1999, 1998 and 1997. Interest income received on nonaccrual loans was $205,000, $51,000, and $84,000 for the years ended December 31, 1999, 1998 and 1997.

    At December 31, 1999 and 1998, the Company did not have any loans past due 90 days or more in interest or principal and still accruing interest.

    The Company originates SBA loans for sale to investors. A summary of the activity in SBA loans is as follows:

                                                            DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
SBA guaranteed portion of loans originated.......  $    --    $    --    $ 2,882
SBA loans sold...................................       --         --      2,579
Premium received at sale.........................       --         --        243
SBA guaranteed portion of loans serviced for
  others.........................................   14,053     25,313     32,950
SBA Loans, net of sold portion...................    6,900     10,330     12,960

    From time to time the Company extends credit to executive officers, directors and related parties. No preference is given to these individuals as these transactions are made in the ordinary course of business at the Company's normal credit terms, including interest rates and collateralization. There were no such balances outstanding at December 31, 1999 and 1998.

NOTE G--PREMISES, EQUIPMENT AND LEASES

    A summary of premises and equipment is as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Land......................................................  $   293    $   187
Building and leasehold improvements.......................    3,106      3,219
Furniture and equipment...................................    9,392     12,478
                                                            -------    -------
Total premises and equipment..............................   12,791     15,884
Less accumulated depreciation and amortization............    9,746     11,802
                                                            -------    -------
Premises and equipment, net...............................  $ 3,045    $ 4,082
                                                            =======    =======

    Depreciation expense for the years ended December 31, 1999, 1998, and 1997 was $1,347,000, $1,731,000, and $1,430,000.

    The Company leases certain premises and equipment used in the normal course of business. There are no contingent rental payments and the Company has three subleased properties. Total rental expense under all leases, including premises, totaled $1,449,000, $2,210,000, and $2,095,000 in 1999, 1998 and 1997. Minimum
future lease commitments are as follows: 2000--$1,591,000; 2001--$1,484,000;
2002--$1,499,000, 2003--$962,000, 2004--$686,000 and thereafter--$503,000.
Minimum future sublease receivables are as follows: 2000--$195,000; 2001--$196,000; 2002--$187,000; 2003--$90,000; and 2004--$77,000. All subleases expire in 2004.

    NBR leases 22,000 square feet of an office building for its main office. Prior to June 1997, a partnership, of which a director of the Company is a minority partner, owned the office building. Total lease payments made to the partnership for the year ended December 31, 1997 were $440,000. There were no payments made to the partnership in 1998 and 1999.

NOTE H--DEPOSITS

    Interest expense on time certificates of deposit of $100,000 or more was $2,641,000, $3,246,000, and $2,520,000 during 1999, 1998 and 1997, respectively.

    At December 31, 1999 the scheduled maturities for all time deposits are as follows:

YEAR ENDING
DECEMBER 31,
------------                                                  (IN THOUSANDS)
2000........................................................     $156,088
2001........................................................        5,183
2002........................................................        4,152
2003........................................................        1,586
2004........................................................          390
                                                                 --------
                                                                 $167,399
                                                                 ========

NOTE I--INCOME TAXES

    The provision (benefit) for income taxes attributable to continuing operations consists of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Current:
  Federal..........................................   $2,433    $ 2,282     $  123
  State............................................      728        827         74
                                                      ------    -------     ------
                                                       3,161      3,109        197
                                                      ------    -------     ------
Deferred:
  Federal..........................................       47       (975)     1,108
  State............................................     (115)      (272)       274
                                                      ------    -------     ------
                                                         (68)    (1,247)     1,382
                                                      ------    -------     ------
                                                      $3,093    $ 1,862     $1,579
                                                      ======    =======     ======

    A reconciliation of the statutory income tax rate to the effective income tax rate attributable to continuing operations of the Company is as follows:

                                                              1999       1998       1997
                                                            --------   --------   --------
Income tax at federal statutory rate......................    35.0%      35.0%      35.0%
State franchise tax, net of federal benefit...............     7.3        7.3        7.0
Other.....................................................    (3.5)      (3.2)      (2.1)
                                                              ----       ----       ----
                                                              38.8%      39.1%      39.9%
                                                              ====       ====       ====

    Deferred income taxes reflect the tax effect of temporary differences existing between the financial statement basis and tax basis of the Company's assets and liabilities. Deferred tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. The Company believes it is more likely than not that the net deferred tax asset at December 31, 1999 will be utilized to reduce future taxable income. Accordingly, there is no valuation allowance associated with deferred tax assets at December 31, 1999. The tax effect of the principal temporary items creating the Company's net deferred tax asset included in other assets and interest receivable are:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Allowance for loan losses.................................   $3,202     $3,239
  Restructuring costs.......................................       87        319
  Accrued expenses not yet deductible.......................      589        400
  Unrealized loss on securities available for sale..........      390         --
  Other real estate owned...................................      144        114
  Depreciation..............................................      327         38
  Securities and loans marked to market for tax purposes....       --        183
  State taxes...............................................       --         69
                                                               ------     ------
    Total deferred tax assets...............................    4,739      4,362
                                                               ------     ------
Deferred tax liabilities:
  Deferred loan fees........................................       --        237
  Unrealized gain on securities available for sale..........       --        173
  Securities and loans marked to market for tax purposes....      421         --
  State taxes...............................................       43         --
  FHLB stock dividends......................................      206        292
  Premium on loan sales.....................................       --         13
  Mortgage servicing rights.................................       --         75
  Other, net................................................       31        165
                                                               ------     ------
    Total deferred tax liabilities..........................      701        955
                                                               ------     ------
  Net deferred tax asset....................................   $4,038     $3,407
                                                               ======     ======

NOTE J--OTHER BORROWINGS

    Other borrowings consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Treasury, tax and loan note.................................   $3,870     $1,371
Advances from UBOC..........................................      825         --
                                                               ------     ------
                                                               $4,695     $1,371
                                                               ======     ======

ADVANCES FROM THE FHLB

    The Company has a line of credit for short-term purposes with the Federal Home Loan Bank (FHLB). During the year ended December 31, 1999 the average balance of FHLB advances was $4,293,000, the highest month-end balance during the year was $15,000,000 at an average interest rate of 5.31%. During 1998, the average balance of FHLB advances was $1,318,000 at an average interest rate of 6.03%. The highest month-end balance during the year was $1,966,000. At December 31, 1999 and 1998, the line of credit had been fully paid off. All borrowings from the FHLB must be collateralized, and the

Company has pledged approximately $111,832,000 of residential mortgage loans as of December 31, 1999, to the FHLB to secure any funds it may borrow.

TREASURY, TAX AND LOAN NOTE

    The Company enters into various short-term borrowing agreements which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans.

ADVANCES FROM UBOC

    During 1999, the Company entered into an agreement with Union Bank of California (UBOC) to obtain an unsecured line of credit for short-term borrowing purposes. At December 31, 1999 the line of credit had an outstanding balance of $825,000, an interest rate of 9.50% and a maturity date of December 31, 2000. The average balance of UBOC advances was $35,000 for 1999 at an average interest rate of 9.37%. The highest month-end balance during the year was $825,000.

NOTE K--OTHER NONINTEREST EXPENSES

    The major components of other expense are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Professional fees...................................   $1,231     $  769     $1,130
Regulatory expense and insurance....................      459        588        541
Postage and office supplies.........................      489        506        702
Shareholder expenses and Director fees..............      320        339        381
Advertising.........................................      217        188        241
Telephone...........................................      339        360        552
Electronic data processing..........................    1,234      1,284      1,268
Net costs of other real estate owned................      195        956        568
Other...............................................      638        506      1,067
                                                       ------     ------     ------
                                                       $5,122     $5,496     $6,450
                                                       ======     ======     ======

NOTE L--STOCK OPTIONS AND BENEFIT PLANS

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

    Outstanding common stock options at December 31, 1999, are exercisable at various dates through 2006. The following table summarizes option activity:

                                                                 WEIGHTED AVERAGE
                                                     NUMBER OF     OPTION PRICE
                                                      SHARES        PER SHARE
                                                     ---------   ----------------
Balance at January 1, 1997.........................   431,500         $ 9.33
  Options granted..................................    30,000          13.13
  Options exercised................................   (36,600)          8.14
  Options cancelled................................   (10,900)          9.39
                                                     --------
Balance at December 31, 1997.......................   414,000           9.71
  Options granted..................................    74,000          20.50
  Options exercised................................  (124,000)          9.14
  Options cancelled................................   (10,000)          9.94
                                                     --------
Balance at December 31, 1998.......................   354,000          12.16
  Options granted..................................     8,000          17.13
  Options exercised................................   (82,000)         10.71
  Options cancelled................................    (7,000)         20.50
                                                     --------
Balance at December 31, 1999.......................   273,000         $12.50
                                                     ========

    At December 31, 1999 23,600 shares were available for future grants under the plan.

    Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                                        OPTIONS OUTSTANDING
                                                 ---------------------------------
                                                 WEIGHTED AVG.                                OPTIONS EXERCISABLE
                                                   REMAINING                            -------------------------------
          RANGE OF                NUMBER          CONTRACTUAL       WEIGHTED AVG.         NUMBER         WEIGHTED AVG.
       EXERCISE PRICES          OUTSTANDING       LIFE (YRS)        EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
       ---------------          -----------      -------------      --------------      -----------      --------------
$ 6.00 - $ 7.99..............      11,000               1               $7.54              11,000            $ 7.54
  8.00 -   9.99..............     128,000               4                8.90             117,000              8.81
 10.00 -  11.99..............      21,000               5               10.75              17,000             10.75
 12.00 -  13.99..............      44,000               5               13.02              34,000             12.99
 14.00 -  20.99..............      69,000               9               20.11              15,000             20.50
                                  -------                                                 -------
                                  273,000                                                 194,000
                                  =======                                                 =======

    Had compensation cost for the grants been determined based upon the fair value method, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below.

                                              1999         1998         1997
                                           ----------   ----------   ----------
Net Income:
  As reported............................  $4,162,000   $5,091,000   $3,441,000
  Pro forma..............................   3,940,000    4,836,000    3,313,000

Basic earnings per share:
  As reported............................        1.24         1.57         1.08
  Pro forma..............................        1.17         1.49         1.03

Diluted earnings per share:
  As reported............................        1.20         1.47         1.02
  Pro forma..............................        1.14         1.41          .98

    The fair value of the options granted during 1999, 1998, and 1997, is estimated as $60,000, $727,000, and $225,000, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend at the current rate, volatility of 32.36%, 30.32%, and 29.5%, risk-free interest rate of 6.41%, 5.53%, and 6.65%, assumed forfeiture rate of zero, and an expected life of 10 years. The weighted average per share fair value of the 1999, 1998, and 1997 awards was $7.45, $9.82, and $7.48, respectively.

    In 1991 the Company established a 401(K) savings plan for employees who have at least one year of continuous service. The Company's contributions are based on a sliding scale where it matches 100% of the first $300 contributed by the employee, 75% of the next $400, 50% of the next $800 and 25% of the next $4,000 for a maximum contribution per employee of $2,000. Company contributions totaled $138,000, $212,000, and $179,000 in 1999, 1998 and 1997.

    In December 1993 the Company established a supplemental benefit plan (Plan) to provide death benefits and supplemental income payments during retirement for selected officers. The Plan is a nonqualified defined benefit plan and is unsecured. Benefits under the Plan are fixed for each participant and are payable over a specific period following the participant's retirement or at such earlier date as termination or death occurs. Participants vest in the plan based on their years of service subsequent to being covered by the Plan. The Company has purchased insurance policies to provide for its obligations under the Plan in the event a participant dies prior to retirement. The cash surrender value of such policies was $3,187,000 at December 31, 1999. Under this plan, the Company recognized expense of $54,000, $110,000, and $142,000 in 1999, 1998 and 1997.
The aggregate projected benefit obligation of the Plan was approximately $206,000 and $163,000 at December 31, 1999 and 1998. A discount rate of 8.5% was used to determine the aggregate projected benefit obligation for both years.

NOTE M--SUBORDINATED DEBT AND PREFERRED STOCK

    On February 22, 1999, the Company redeemed the entire $12,000,000 of its 8.5% subordinated notes. As a result of the redemption the Company recorded an extraordinary charge of $288,000 net of tax related to previously deferred debt issuance costs. Such charge was recorded by the Company in the first quarter of 1999.

    On April 30, 1998 the Company called all 575,000 shares of its outstanding 7.80% Noncumulative Convertible Preferred Stock at a redemption price of $10.39 per share. As a result of this action, the

Company issued 497,865 shares of the Company's common stock in exchange for 573,290 shares of preferred stock. The remaining shares were redeemed with cash.

NOTE N--REGULATORY MATTERS

    One of the principal sources of cash for Redwood are dividends from NBR. Total dividends which may be declared by subsidiary financial institutions depend on the regulations which govern them. In addition, regulatory agencies can place dividend restrictions on the subsidiaries based on their evaluation of the financial condition of the subsidiaries. No restrictions are currently imposed by regulatory agencies on the subsidiaries other than the limitations found in the regulations which govern the respective subsidiaries. At December 31, 1999, NBR could pay additional dividends to Redwood of approximately $2,151,000 without prior regulatory approval.

    NBR is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary's equity. No such loans or advances were outstanding during 1999 or 1998.

    Redwood and NBR are subject to various regulatory capital requirements administered by the federal banking agencies. In addition to these capital guidelines, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement a regulatory framework for prompt corrective actions for insured depository institutions that are not adequately capitalized. The Board of Governors of the Federal Reserve System, FDIC, OCC and OTS have adopted such a system which became effective on December 19, 1992. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. NBR's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum leverage ratio of Tier 1 capital (as defined in the regulations) to adjusted assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of December 31, 1999 and 1998, the most recent notification from the Office of the Comptroller of the Currency categorized NBR as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NBR must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBR's category.

                                                                                                   TO BE
                                                                                                CATEGORIZED
                                                                                                  AS WELL
                                                                          FOR CAPITAL           CAPITALIZED
                                                                           ADEQUACY            UNDER PROMPT
                                                      ACTUAL               PURPOSES          CORRECTIVE ACTION
                                                -------------------   -------------------   -------------------
                                                 AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                                --------   --------   --------   --------   --------   --------
(dollars in thousands)
At December 31, 1999:

COMPANY
  Leverage Capital (to Average Assets)........  $36,885      8.66%    $17,031      4.00%        n/a       n/a
  Tier 1 Capital (to Risk-weighted Assets)....   36,885     11.74      12,563      4.00         n/a       n/a
  Total Capital (to Risk-weighted Assets).....   40,860     13.01      25,126      8.00         n/a       n/a

NBR
  Leverage Capital (to Average Assets)........   37,401      8.86      16,885      4.00%     21,102      5.00%
  Tier 1 Capital (to Risk-weighted Assets)....   37,401     11.94      12,535      4.00      18,802      6.00
  Total Capital (to Risk-weighted Assets).....   41,368     13.20      25,069      8.00      31,337     10.00

At December 31, 1998:

COMPANY
  Leverage Capital (to Average Assets)........  $37,072      8.84%    $16,769      4.00%        n/a       n/a
  Tier 1 Capital (to Risk-weighted Assets)....   37,072     11.84      12,522      4.00         n/a       n/a
  Total Capital (to Risk-weighted Assets).....   53,036     16.94      25,044      8.00         n/a       n/a

NBR
  Leverage Capital (to Average Assets)........   43,110     10.31      16,726      4.00%     20,907      5.00%
  Tier 1 Capital (to Risk-weighted Assets)....   43,110     13.75      12,539      4.00      18,808      6.00
  Total Capital (to Risk-weighted Assets).....   50,079     15.98      25,077      8.00      31,347     10.00

    Management believes that as of December 31, 1999, the Company and NBR meet all capital requirements to which they are subject. Under the most stringent capital requirement, NBR has approximately $16,299,000 in excess capital before it becomes "undercapitalized" under the regulatory framework for prompt corrective action.

    The prompt corrective action regulations impose restrictions upon all financial institutions to refrain from certain actions which would cause an institution to be classified as "undercapitalized", such as the declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified as "undercapitalized". In addition, financial institutions which are classified as "undercapitalized" are subject to certain mandatory and discretionary supervisory actions.

NOTE O--BUSINESS SEGMENTS

    From January 1, 1999 to September 10, 1999, the Company operated in four principal industry segments: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 67,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit and the Company's residential mortgage banking and brokerage arm, known as Valley

Financial were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding changes due to overhead and interest allocation for all segments has been restated.

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

    Information related to the interest allocation and indirect costs presented for 1998 and 1997 has been restated to allow for the Company's revision to the internal funds transfer pricing methodology and overhead allocation.

                                                              FOR THE YEAR ENDED DECEMBER 31, 1999
                                                              -------------------------------------
                                                               COMMUNITY                   TOTAL
                                                                BANKING      BANKCARD     COMPANY
                                                              -----------   ----------   ----------
                                                                         (IN THOUSANDS)
Total interest income.......................................    $ 30,633      $    --     $ 30,633
Total interest expense......................................      10,943            3       10,946
Interest income (expense) allocation........................        (546)         546            0
                                                                --------      -------     --------
Net interest income.........................................      19,144          543       19,687
Provision for loan losses...................................         750            0          750
Total other operating income................................       2,043        3,154        5,197
Total other operating expense...............................      14,753        1,413       16,166
                                                                --------      -------     --------
Income from continuing operations before income taxes and
  extraordinary item........................................       5,684        2,284        7,968
Provision for income taxes..................................       2,216          877        3,093
                                                                --------      -------     --------
Income from continuing operations before extraordinary
  item......................................................    $  3,468      $ 1,407     $  4,875
                                                                ========      =======     ========
Total Average Assets........................................    $385,025      $21,940     $406,965
                                                                ========      =======     ========

                                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                                              -------------------------------------
                                                               COMMUNITY                   TOTAL
                                                                BANKING      BANKCARD     COMPANY
                                                              -----------   ----------   ----------
                                                                         (IN THOUSANDS)
Total interest income.......................................    $ 30,557      $    --     $ 30,557
Total interest expense......................................      12,467           32       12,499
Interest income (expense) allocation........................        (543)         543            0
                                                                --------      -------     --------
Net interest income.........................................      17,547          511       18,058
Provision for loan losses...................................       2,040            0        2,040
Total other operating income................................       3,016        2,609        5,625
Total other operating expense...............................      15,749        1,128       16,877
                                                                --------      -------     --------
Income from continuing operations before income taxes and
  extraordinary item........................................       2,774        1,992        4,766
Provision for income taxes..................................       1,125          737        1,862
                                                                --------      -------     --------
Income from continuing operations before extraordinary
  item......................................................    $  1,649      $ 1,255     $  2,904
                                                                ========      =======     ========
Total Average Assets........................................    $382,790      $12,407     $395,197
                                                                ========      =======     ========

                                                              FOR THE YEAR ENDED DECEMBER 31, 1997
                                                              -------------------------------------
                                                               COMMUNITY                   TOTAL
                                                                BANKING      BANKCARD     COMPANY
                                                              -----------   ----------   ----------
                                                                         (IN THOUSANDS)
Total interest income.......................................    $ 35,471      $    --     $ 35,471
Total interest expense......................................      15,789           26       15,815
Interest income (expense) allocation........................        (536)         536            0
                                                                --------      -------     --------
Net interest income.........................................      19,146          510       19,656
Provision for loan losses...................................       2,100            0        2,100
Total other operating income................................       2,719        1,585        4,304
Total other operating expense...............................      16,614        1,290       17,904
                                                                --------      -------     --------
Income from continuing operations before income taxes and
  extraordinary item........................................       3,151          805        3,956
Provision for income taxes..................................       1,269          310        1,579
                                                                --------      -------     --------
Income from continuing operations before extraordinary
  item......................................................    $  1,882      $   495     $  2,377
                                                                ========      =======     ========
Total Average Assets........................................    $428,983      $ 9,084     $438,067
                                                                ========      =======     ========

NOTE P--FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that the Company disclose the fair value of financial instruments for which it is practicable to estimate that value. Although management uses its best judgment in assessing fair value, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. Fair value has not been adjusted to reflect changes in market conditions for the period subsequent to the valuation dates of December 31, 1999 and 1998 and therefore estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

    The following estimates and assumptions were used on December 31, 1999 and 1998 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

(A) CASH AND CASH EQUIVALENTS

    For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

(B) INVESTMENTS

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

(C) LOANS HELD FOR SALE

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

(D) LOANS RECEIVABLE

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

(E) INTEREST RECEIVABLE

    For interest receivable, the carrying amount is a reasonable estimate of fair value.

(F) MORTGAGE SERVICING RIGHTS

    The fair value of mortgage servicing rights is estimated on a loan by loan basis using market prices under comparable servicing sale contracts, when available or, using a cash flow model with current assumptions with respect to prepayments, servicing costs and other significant factors.

(G) DEPOSIT LIABILITIES

    Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and money market accounts, is equal to the amount payable on demand on December 31, 1999 and 1998. The fair value of time deposits, is based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

(H) OTHER BORROWINGS AND SUBORDINATED NOTES

    The discounted value of contractual cash flows at market interest rates for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

(I) COMMITMENTS TO FUND MORTGAGE LOANS

    The fair value of commitments to fund fixed-rate mortgage loans represents the estimated gain (loss) to the Company of fully funding its commitments at current interest rates and selling the underlying loans in the secondary market.

(J) COMMITMENTS TO FUND OTHER LOANS

    The fair value of commitments to fund other loans represents fees currently charged to enter into similar agreements with similar remaining maturities.

(K) FORWARD CONTRACTS TO SELL MBS

    The fair value of forward contracts to sell MBS represents the difference between current rates for similar quantities and delivery dates of mortgage-backed securities as compared to the contractual rates.

    The estimated fair values of the Company's financial instruments are as follows:

                                                                     DECEMBER 31,
                                                       -----------------------------------------
                                                              1999                  1998
                                                       -------------------   -------------------
                                                       CARRYING     FAIR     CARRYING     FAIR
                                                        AMOUNT     VALUE      AMOUNT     VALUE
                                                       --------   --------   --------   --------
                                                                    (IN THOUSANDS)
ASSETS:
  Cash and cash equivalents..........................  $20,555    $ 20,555   $ 42,187   $ 42,187
  Investments........................................   76,705      75,661     60,410     60,552
  Loans held for sale................................       --          --     32,620     32,633
  Portfolio loans, net...............................  306,514     307,377    261,275    271,730
  Interest receivable................................    2,792       2,792      2,996       2996
  Mortgage servicing rights..........................       32         312        305      1,351

LIABILITIES:
  Deposits...........................................  369,509     342,092    364,720    351,625
  Other borrowings...................................    4,695       4,695      1,371      1,429
  Subordinated notes.................................       --          --     12,000     12,000

OFF BALANCE SHEET FINANCIAL INSTRUMENTS:
  Commitments to fund mortgage loans.................                   --                   112
  Commitments to fund other loans....................                  393                   284
  Forward contracts to sell MBS......................                   --                   (38)

NOTE Q--COMMITMENTS AND CONTINGENCIES

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

    A listing of financial instruments whose contract amounts represent credit risk is as follows:

                                                              CONTRACT OR NOTIONAL AMOUNT
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
Financial instruments whose contract amounts represent
  credit risk:
      Commitments to extend credit..........................  $38,285,000    $63,620,000
      Standby letters of credit.............................      539,000        557,000

NOTE R-- CONDENSED FINANCIAL INFORMATION OF REDWOOD EMPIRE BANCORP
       (PARENT ONLY)

                            CONDENSED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS
Cash........................................................  $   119    $ 2,335
Investment in subsidiaries..................................   37,961     47,678
Capitalized debt issuance costs.............................       --        473
Other assets................................................      707        132
                                                              -------    -------
  Total assets..............................................  $38,787    $50,618
                                                              =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................  $ 1,343    $   (22)
Subordinated notes..........................................       --     12,000
                                                              -------    -------
  Total liabilities.........................................    1,343     11,978
                                                              -------    -------
Shareholders' equity:
Preferred stock, no par value; authorized 2,000,000 shares;
  issued and outstanding: no shares                                --         --
Common stock, no par value: authorized 10,000,000 shares;
  issued and outstanding:
  1999--3,228,771 shares; 1998--3,363,565 shares............   22,033     25,801
Retained earnings...........................................   15,950     12,600
Accumulated other comprehensive (loss) income, net               (539)       239
                                                              -------    -------
  Shareholders' equity......................................   37,444     38,640
                                                              -------    -------
  Total liabilities and shareholders' equity................  $38,787    $50,618
                                                              =======    =======

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Operating income:
  Management service fees...................................  $    --     $   --     $  186
  Dividends from subsidiaries...............................   10,900      1,200        860
  Interest income from subsidiaries.........................       32        274        274
                                                              -------     ------     ------
    Total operating income..................................   10,932      1,474      1,320
                                                              -------     ------     ------
Expenses:
  Interest expense..........................................      151      1,107      1,107
  Operating expenses........................................      741        486        732
                                                              -------     ------     ------
    Total expenses..........................................      892      1,593      1,839
                                                              -------     ------     ------
(Loss) income before undistributed income of subsidiaries...   10,040       (119)      (519)
Equity in undistributed (distributed) income of
  subsidiaries..............................................   (5,940)     4,713      3,378
                                                              -------     ------     ------
Income before income taxes and extraordinary item...........    4,100      4,594      2,859
Extraordinary item..........................................     (276)        --         --
Income tax benefit..........................................     (338)      (497)      (582)
                                                              -------     ------     ------
Net income..................................................  $ 4,162     $5,091     $3,441
                                                              =======     ======     ======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  4,162   $ 5,091    $ 3,441
                                                              --------   -------    -------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Amortization and depreciation...........................         6        17         26
    Equity in undistributed (distributed) income of
      subsidiaries..........................................     5,940    (4,713)    (3,378)
    Change in other assets..................................     2,891      (113)       745
    Change in other liabilities.............................     1,365      (257)      (216)
                                                              --------   -------    -------
      Total adjustments.....................................    10,202    (5,066)    (2,823)
                                                              --------   -------    -------
      Net cash provided by operating activities.............    14,364        25        618
                                                              --------   -------    -------
Cash flows used in financing activities:
  Subordinated note redemption..............................   (12,000)       --         --
  Stock issuance............................................       414       180        298
  Stock repurchase..........................................    (4,182)       --         --
  Cash dividends............................................      (812)     (515)      (449)
                                                              --------   -------    -------
    Net cash provided by (used in) financing activities.....   (16,580)     (335)      (151)
                                                              --------   -------    -------
Increase (decrease) in cash.................................    (2,216)     (310)       467
Cash at beginning of year...................................     2,335     2,645      2,178
                                                              --------   -------    -------
Cash at end of year.........................................  $    119   $ 2,335    $ 2,645
                                                              ========   =======    =======

QUARTERLY RESULTS

UNAUDITED QUARTERLY STATEMENTS OF OPERATIONS DATA
(dollars in thousands)

                                               Q1         Q2         Q3         Q4         Q1         Q2         Q3         Q4
                                              1998       1998       1998       1998       1999       1999       1999       1999
                                            --------   --------   --------   --------   --------   --------   --------   --------
Net interest income.......................   $4,422     $4,430     $4,715     $4,491     $4,759     $4,837     $4,973     $5,118
Provision for credit losses...............      510        510        510        510        300        200        200         50
Other operating income from continuing
  operations..............................    1,347      1,237      1,395      1,646      1,325      1,378      1,193      1,301
Other operating expenses from continuing
  operations..............................    4,020      4,171      4,044      4,642      3,805      4,151      4,200      4,010
                                             ------     ------     ------     ------     ------     ------     ------     ------
Income from continuing operations before
  income taxes and extraordinary item.....    1,239        986      1,556        985      1,979      1,864      1,766      2,359
Provision for income taxes................      484        385        608        385        768        684        714        927
Income from continuing operations before
  extraordinary item......................      755        601        948        600      1,211      1,180      1,052      1,432
Income (loss) from discontinued
  operations, net of tax..................      352        610        387        838         83         38       (686)       128
Extraordinary item, net of tax............       --         --         --         --        276         --         --         --
                                             ------     ------     ------     ------     ------     ------     ------     ------
Net income................................   $1,107     $1,211     $1,335     $1,438     $1,018     $1,218     $  366     $1,560
                                             ======     ======     ======     ======     ======     ======     ======     ======
Net income available for common stock
  shareholders............................   $  995     $1,211     $1,335     $1,438     $1,018     $1,218     $  366     $1,560
                                             ======     ======     ======     ======     ======     ======     ======     ======
Per share:
  Basic earnings per share:
    Income from continuing operations
      before extraordinary item...........   $  .23     $  .19     $  .28     $  .18     $  .36     $  .35     $  .31     $  .43
    Income (loss) from discontinued
      operations..........................      .09        .19        .11        .25        .02        .01       (.20)       .04
    Income before extraordinary item......      .36        .39        .40        .43        .38        .36        .11        .47
    Net income available for common stock
      shareholders........................      .36        .39        .40        .43        .30        .36        .11        .47
Diluted earnings per share:
    Income from continuing operations
      before extraordinary item...........   $  .22     $  .17     $  .27     $  .17     $  .35     $  .34     $  .30     $  .42
    Income (loss) from discontinued
      operations..........................      .10        .18        .11        .24        .02        .01       (.20)       .04
    Income before extraordinary item......      .32        .35        .38        .41        .37        .35        .11        .46
    Net income available for common stock
      shareholders........................      .32        .35        .38        .41        .29        .35        .11        .46
Common Stock Prices:
  High....................................   $20.50     $21.88     $21.25     $17.50     $29.00     $27.25     $24.00     $23.94
  Low.....................................    16.63      17.75      14.13      13.00      17.00      21.88      17.75      17.75
  Close...................................    18.88      20.75      16.38      17.06      24.75      23.88      18.63      19.13

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

    During the year ended December 31, 1999, 1998, and 1997, the Company's operating subsidiary, National Bank of the Redwoods, paid $130,354, $174,577, and $496,557 pursuant to various construction contracts with Colombini Construction in which Colombini Construction acted as a general contractor. Richard Colombini, who is a director of the Company, is also the President and majority owner of Colombini Construction. The amounts paid to Colombini Construction included subcontractor costs. The construction contracts involved leasehold improvements for one of the Bank's branches and two operations centers. Substantially all of the contracts entered into with Colombini Construction were granted based upon competitive bids.

    NBR leases 22,000 square feet of an office building for its main office. Prior to June 1997, a partnership of which Richard Colombini is a minority partner, owned the building. Total lease payments made to the partnership for the year ended December 31, 1997 was $440,000.

    (b)  CERTAIN BUSINESS RELATIONSHIPS.

    Except as disclosed elsewhere in this Item, management is not aware of any business relationships required to be disclosed hereunder.

    (c)  INDEBTEDNESS OF MANAGEMENT.

    Some of the Company's directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of or have had banking transactions with the Company in the ordinary course of the Company's business, and the Company expects to have banking transactions with such persons in the future. In management's opinion, all such loans and commitments to lend were made in the ordinary course of business, in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit worthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. The Company has a strong policy regarding review of the adequacy and fairness to the Company of loans to its directors and officers. At December 31, 1999, there were no outstanding balances under extensions of credit to directors and executive officers of the Company and companies with which directors are associated.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

    1. The following consolidated financial statements of Redwood and its subsidiaries, and independent auditors' report included for the years ended December 31, 1999, 1998 and 1997 are included in Item 8.

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

    3.  EXHIBITS.

       The following documents are included or incorporated by reference in this Annual Report on Form 10-K.

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
   3.     Amended and restated By-Laws of the Registrant, filed as
          Exhibit 3 to the Registrant's 1994 Annual Report on Form
          10-K and by this reference incorporated herein.
   3.1    Articles of Incorporation of the Registrant.
  10.     Executive Salary Continuation Agreement between Patrick W.
          Kilkenny and Redwood Empire Bancorp.
  10.1    Executive Severance Agreement between Patrick W. Kilkenny
          and Redwood Empire Bancorp.
  10.2    Executive Salary Continuation Agreement between James E.
          Beckwith and Redwood Empire Bancorp.
  10.3    Executive Severance Agreement between James E. Beckwith and
          Redwood Empire Bancorp.
  10.4    The Registrant's 401 (k) Profit Sharing Plan, filed as
          Exhibit 28.1 to the Registrant's Registration Statement on
          Form S-8 dated June 12, 1990 (Registration No. 33-35377),
          and by this reference incorporated herein.
  10.5    The Registrant's Amended and Restated 1991 Stock Option
          Plan, filed as Exhibit 4.1 to the Registrant's Registration
          Statement on Form S-8 filed on July 8, 1992 (Registration
          No. 33-49372), and by this reference incorporated herein.
  10.6    The Registrant's Executive Salary Continuation Plan, filed as Exhibit 10.9 to the Registrant's Registration Statement
          on Form S-2 dated December 13, 1993 (Registration
          No. 33-71324), and by this reference incorporated herein.
  10.7    Dividend Reinvestment and Stock Purchase Plan on Form S-3
          dated April 28, 1993 (Registration No. 3361750), and by this reference incorporated herein.
  10.8    Lease, Dated June 1, 1999, between National Bank of the
          Redwoods and Advanced Development & Investments.
  10.9    Asset Sale Agreement dated September 10, 1999 between
          National Bank of the Redwoods and Valley Financial
          Acquisition, Inc.
  11.     Statement re Computation of Per Share Earnings.
  12.1    Statement re Computation of Ratio of Earnings to Fixed
          Charges.
  12.2    Statement re Computation of Ratio of Earnings to Fixed
          Charges and Preferred Dividends.
  21.     Subsidiaries of the Registrant.

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
  23.     Consent of Deloitte & Touche LLP.
  27.     Financial Data Schedule

(b) REPORTS ON FORM 8-K.

    On November 3, 1999 the Company filed a Form 8-K reporting third quarter 1999 financial results.

    On December 2, 1999 the Company filed a Form 8-K in which it declared an increase of quarterly cash dividend on its Common stock and announced completion of an initial share repurchase and authorization of a new share repurchase.

(c) EXHIBITS.

    See Item 14(a)3 and the Index to Exhibits.

(d) EXCLUDED FINANCIAL STATEMENTS

    Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD EMPIRE BANCORP

By:       /S/ PATRICK W. KILKENNY                                 Dated:    March 21, 2000
          -------------------------------------------
          Patrick W. Kilkenny
          PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
          (PRINCIPAL EXECUTIVE OFFICER)

And By:   /S/ JAMES E. BECKWITH                                   Dated:    March 21, 2000
          -------------------------------------------
          James E. Beckwith
          EXECUTIVE VICE PRESIDENT
          CHIEF OPERATING OFFICER
          CHIEF FINANCIAL OFFICER
          (PRINCIPAL FINANCIAL OFFICER
          AND PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ RICHARD I. COLOMBINI
-------------------------------------------                  Dated: March 21, 2000
Richard I. Colombini, DIRECTOR

/S/ ROBERT D. COOK
-------------------------------------------                  Dated: March 21, 2000
Robert D. Cook, DIRECTOR

/S/ MARGIE HANDLEY
-------------------------------------------                  Dated: March 21, 2000
Margie Handley, DIRECTOR

/S/ DANA R. JOHNSON
-------------------------------------------                  Dated: March 21, 2000
Dana R. Johnson, DIRECTOR

/S/ PATRICK W. KILKENNY
-------------------------------------------                  Dated: March 21, 2000
Patrick W. Kilkenny, DIRECTOR

/S/ PATRICIA PADI SELWYN
-------------------------------------------                  Dated: March 21, 2000
Patricia "Padi" Selwyn, DIRECTOR

/S/ GREGORY J. SMITH
-------------------------------------------                  Dated: March 21, 2000
Gregory J. Smith, DIRECTOR

/S/ WILLIAM B. STEVENSON
-------------------------------------------                  Dated: March 21, 2000
William B. Stevenson, DIRECTOR

/S/ TOM D. WHITAKER
-------------------------------------------                  Dated: March 21, 2000
Tom D. Whitaker, DIRECTOR AND CHAIRMAN OF THE BOARD