Form 10-Q
period 2000-03-31
REDWOOD EMPIRE BANCORP
filed 2000-05-12
CIK 840007

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. May 1, 2000: 3,275,890

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                         Page
PART I.  Financial Information

  Item 1.    Financial Statements

             Consolidated Statements of Operations
             Three Months ended March 31, 2000..............................3

             Consolidated Balance Sheets
             March 31, 2000 and December 31, 1999...........................5

             Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2000..............................6

             Notes to Consolidated Financial Statements.....................8


  Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations..............12

  Item 3.    Quantitative and Qualitative Disclosure
             About Market Risk.............................................27


PART II. Other Information


  Item 6.    Exhibits and Reports on Item 8-K..............................28


SIGNATURES   ..............................................................30

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements

                                    REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                     Consolidated Statements of Operations
                                 (dollars in thousands except per share data)
                                                  (unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                   2000             1999
                                                                             -----------------------------------
Interest income:
  Interest and fees on loans                                                           $6,766           $6,094
  Interest on investment securities                                                     1,250              956
  Interest on federal funds sold                                                          143              178
                                                                             -----------------------------------
Total interest income                                                                   8,159            7,228

Interest expense:
  Interest on deposits                                                                  3,171            2,327
  Interest on subordinated notes                                                          ---              142
  Interest on other borrowings                                                             49              ---
                                                                             -----------------------------------
Total interest expense                                                                  3,220            2,469
                                                                             -----------------------------------

Net interest income                                                                     4,939            4,759
Provision for loan losses                                                                 100              300
                                                                             -----------------------------------

Net interest income after loan loss provision                                           4,839            4,459

Noninterest income:
  Service charges on deposit accounts                                                     277              255
  Merchant draft processing, net                                                          897              779
  Loan servicing income                                                                    40               16
  Net realized (loss)/gain on sale of
    investment securities available for sale                                               (1)              14
  Other income                                                                            198              261
                                                                             -----------------------------------
Total noninterest  income                                                               1,411            1,325

Noninterest expense:
  Salaries and employee benefits                                                        2,150            2,158
  Occupancy and equipment expense                                                         501              532
  Other                                                                                 1,207            1,115
                                                                             -----------------------------------
Total noninterest expense                                                               3,858            3,805
                                                                             -----------------------------------

  Income from continuing operations before income taxes
     and extraordinary item                                                             2,392            1,979
  Provision for income taxes                                                              972              768
                                                                             -----------------------------------

Income from continuing operations before extraordinary item                             1,420            1,211

Discontinued Operations:
  Income from discontinued operations
    (less applicable income taxes of $41)                                                 ---               83
                                                                             -----------------------------------

Income before extraordinary item                                                        1,420            1,294

Extraordinary item                                                                        ---              459
Income tax benefit                                                                        ---             (183)
                                                                             -----------------------------------
Total extraordinary item, net of tax                                                      ---              276
                                                                             -----------------------------------

Net income                                                                             $1,420           $1,018
                                                                             ===================================





                                                  (Continued)



                                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                  (dollars in thousands except per share data)
                                                   (unaudited)
                                                   (Continued)


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                   2000             1999
                                                                             -----------------------------------
Basic earnings per common share:
   Income from continuing operations before extraordinary item                          $0.44             $0.36
   Income from discontinued operations                                                   0.00              0.02
   Income before extraordinary item                                                      0.44              0.38
   Net income                                                                            0.44              0.30
  Weighted average shares                                                           3,252,000         3,372,000

Diluted earnings per common share and common equivalent share:
   Income from continuing operations before extraordinary item                          $0.43             $0.35
   Income from discontinued operations                                                   0.00              0.02
   Income before extraordinary item                                                      0.43              0.37
   Net income                                                                            0.43              0.29
  Weighted average shares                                                           3,269,000         3,463,000

See Notes to Consolidated Financial Statements.


                                                (Concluded)




                                        REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                              Consolidated Balance Sheets
                                                 (dollars in thousands)

                                                                               March 31,               December 31,
                                                                                 2000                      1999
                                                                           ------------------       -------------------
                                                                               (unaudited)
Assets:
Cash and due from banks                                                              $15,780                  $19,058
Federal funds sold and repurchase agreements                                           6,545                    1,497
                                                                           ------------------       -------------------
  Cash and cash equivalents                                                           22,325                   20,555

Investment securities:
  Held to maturity (market value of $32,321 and $31,923)                              33,468                   32,967
  Available for sale, at market (amortized cost of $47,477 and $44,667)               46,361                   43,738
                                                                           ------------------       -------------------
    Total investment securities                                                       79,829                   76,705
Mortgage loans held for sale                                                             ---                      ---
Loans:
    Residential real estate mortgage                                                 132,047                  130,504
    Commercial real estate mortgage                                                   85,143                   79,476
    Commercial                                                                        58,908                   61,165
    Real estate construction                                                          42,435                   40,059
    Installment and other                                                              4,416                    4,624
    Less deferred loan fees                                                           (1,358)                  (1,383)
                                                                           ------------------       -------------------
        Total portfolio loans                                                        321,591                  314,445
    Less allowance for loan losses                                                    (7,980)                  (7,931)
                                                                           ------------------       -------------------
        Net loans                                                                    313,611                  306,514

Premises and equipment, net                                                            3,059                    3,045
Mortgage servicing rights                                                                 30                       32
Other real estate owned                                                                2,041                    2,363
Cash surrender value of life insurance                                                 3,226                    3,187
Other assets and interest receivable                                                  11,009                   10,645
                                                                           ------------------       -------------------
     Total assets                                                                   $435,130                 $423,046
                                                                           ==================       ===================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                                $79,272                  $77,753
  Interest-bearing transaction accounts                                              129,474                  124,357
  Time deposits $100,000 and over                                                     72,740                   69,294
  Other time deposits                                                                102,152                   98,105
                                                                           ------------------       -------------------
    Total deposits                                                                   383,638                  369,509

Other borrowings                                                                         845                    4,695
Subordinated notes                                                                       ---                      ---
Other liabilities and interest payable                                                11,522                   11,398
                                                                           ------------------       -------------------
     Total liabilities                                                               396,005                  385,602

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares; issued and
      outstanding: no shares                                                             ---                      ---
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding: 3,275,890 and 3,228,771 shares                          22,732                   22,033
  Retained earnings                                                                   17,040                   15,950
  Accumulated other comprehensive loss, net                                             (647)                    (539)

                                                                           ------------------       -------------------
     Total shareholders' equity                                                       39,125                   37,444
                                                                           ------------------       -------------------
     Total liabilities and shareholders' equity                                     $435,130                 $423,046
                                                                           ==================       ===================

See Notes to Consolidated Financial Statements.


                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         2000               1999
                                                                     -------------      --------------
Cash flows from operating activities:

  Net income                                                                $1,420             $1,018

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                           254                349
  Net realized loss (gains) on securities available for sale                     1                (14)
  Loans originated for sale                                                    ---           (101,880)
  Proceeds from sale of loans held for sale                                    ---            108,230
  Gain on sale of loans and loan servicing                                     ---               (704)
  Provision for loan losses                                                    100                300
  Change in other assets and interest receivable                              (319)             3,255
  Change in other liabilities and interest payable                             125              7,371
  Other, net                                                                    14                 16
                                                                     -------------      --------------
  Total adjustments                                                            175             16,923

                                                                     -------------      --------------
  Net cash provided by operating activities                                  1,595             17,941
                                                                     -------------      --------------

Cash flows from investing activities:
  Net change in loans                                                       (7,665)           (15,304)
  Proceeds from sales of loans in portfolio                                    ---                ---
  Purchases of investment securities available for sale                     (3,943)            (5,017)
  Purchases of investment securities held to maturity                         (801)            (6,150)
  Proceeds from sales of investment securities available for sale            1,000                ---
  Maturities of investment securities available for sale                       129              3,015
  Maturities of investment securities held to maturity                         334                647
  Premises and equipment, net                                                 (268)              (289)
  Proceeds from sale of other real estate owned                                992                786

                                                                     -------------      --------------
    Net cash used in investment activities                                 (10,222)           (22,312)
                                                                     -------------      --------------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                         1,519             11,787
  Change in interest bearing transaction accounts                            5,116             (2,976)
  Change in subordinated debt                                                  ---            (12,000)
  Change in time deposits                                                    7,494                423
  Change in other borrowings                                                (3,850)             8,476
  Issuance of stock                                                            448                 59
  Dividends paid                                                              (330)              (135)
                                                                     -------------      --------------
    Net cash provided by financing activities                               10,397              5,634
                                                                     -------------      --------------


Net change in cash and cash equivalents                                      1,770              1,263
Cash and cash equivalents at beginning of period                            20,555             42,187
                                                                     -------------      --------------


Cash and cash equivalents at end of period                                 $22,325            $43,450
                                                                     =============      ==============


                                             (Continued)


                                  REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                              (in thousands)
                                                (Continued)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                               2000               1999
                                                                           --------------     --------------
Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                               3,054               2,910
  Income taxes                                                                   1,084                 ---

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                                  670                 232
  Dividend declared                                                                330                 135







See notes to Consolidated Financial Statements.


                                              (Concluded)

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1999 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     In September 1999 the Company successfully completed the divestiture of its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations.
Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations.

     Certain reclassifications were made to prior period financial statements to conform to current period presentations.

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements with original maturities of 90 days or less. Federal funds sold and repurchase agreements are generally for one day periods.


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

     The Company's pertinent earnings per share data is as follows (in thousands, except per share data):


                                                                             Three Months Ended
                                                                                  March 31,
                                                                       2000                       1999
                                                              -----------------------    -----------------------
                                                                Basic       Diluted        Basic       Diluted
                                                              ----------   ----------    ----------   ----------

 Earnings per common share:

 Income from continuing operations before extraordinary item     $1,420       $1,420        $1,211       $1,211
 Earnings per share from income from continuing operations before
   extraordinary item                                             $0.44        $0.43         $0.36        $0.35

 Income from discontinued operations, net of tax                   $---         $---           $83          $83
 Earnings per share from income from discontinued operations      $0.00        $0.00         $0.02        $0.02

 Income before extraordinary item                                $1,420       $1,420        $1,294       $1,294
 Earnings per share before extraordinary item                     $0.44        $0.43         $0.38        $0.37

 Net income                                                      $1,420       $1,420        $1,018       $1,018
 Net income per share                                             $0.44        $0.43         $0.30        $0.29

 Weighted average common shares outstanding                       3,252        3,269 (1)     3,372        3,463 (1)
                                                              ==========   ==========    ==========   ==========

(1) The weighted average common shares outstanding include the dilutive effects of common stock options.



3.   Comprehensive Income

     The Company's total comprehensive earnings presentation is as follows:

                                                          Three Months Ended
                                                             March 31,
                                                    -------------------------------
                                                        2000             1999
                                                    --------------   --------------
                                                            (in thousands)
 Net income                                                $1,420           $1,018
 Other comprehensive income (net of tax):
   Change in unrealized holding losses
      on available for sale securities                       (108)
                                                                              (182)
   Reclassification adjustment
                                                              - -               (8)
                                                    --------------   --------------
 Total comprehensive income                                $1,312             $828
                                                    ==============   ==============


4.   Common Stock Dividend

     On February 15, 2000 the Board of Directors declared a quarterly cash dividend of 10 cents per share on the Company's Common Stock. The dividend was paid on April 14, 2000 to shareholders of record on March 31, 2000.

5.   Divestiture of Mortgage Banking and Mortgage Brokerage Units

     On September 10, 1999 the Company divested itself of its subprime mortgage brokerage and mortgage banking units, Allied Diversified Credit and Valley Financial. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As a result of the divestiture, the Company lost ninety-five employees of which sixty-three were transferred to Valley Financial Funding, Inc, while thirty-two were terminated by the Company. As a result of its divestiture the Company recorded an after-tax loss of $167,000 which is primarily comprised of termination benefits. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding changes due to overhead and interest allocation for all segments has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $2,128,000 for the three months ended March 31, 1999. There was no such revenue recognized in 2000. As of March 31, 2000 there are no assets and $42,000 in liabilities on the Company's consolidated balance sheet related to the divested operations. The liability balance is related to potential repurchases of previously sold mortgage loans.


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


7.   Business Segments

     Through September 10, 1999, the Company operated in four principal industry segments: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 93,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit and the Company's residential mortgage banking and brokerage arm, known as Valley Financial were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding segments has been restated to reflect only those segments associated with continuing operations.

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


     Summary financial data by industry segment follows:


                                                                For the quarter ended March 31, 2000
                                                               ---------------------------------------

                                                                Community                   Total
                                                                 Banking     Bankcard      Company
                                                               ---------------------------------------
                                                                           (in thousands)

Total Interest Income                                                $8,159     $    ---      $8,159
Total Interest Expense                                                3,220          ---       3,220
Interest income/(expense) allocation                                   (295)         295         ---
                                                               ---------------------------------------
Net Interest Income                                                   4,644          295       4,939
Provision for Loan Losses                                               100          ---         100
Total other Operating Income                                            514          897       1,411
Total other Operating Expense                                         3,409          449       3,858
                                                               ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                             1,649          743       2,392
Provision for income taxes                                              670          302         972
                                                               ---------------------------------------
Income from continuing operations before extraordinary item            $979         $441      $1,420
                                                               =======================================

Total Average Assets                                               $405,445      $23,939    $429,384
                                                               =======================================


                                                     For the quarter ended March 31, 1999
                                                    ---------------------------------------

                                                     Community                   Total
                                                      Banking      Bankcard     Company
                                                    ---------------------------------------
                                                                (in thousands)

Total Interest Income                                     $7,228        $ ---       $7,228
Total Interest Expense                                     2,466            3        2,469
Interest income/(expense) allocation                       (137)          137          ---
                                                    ---------------------------------------
Net Interest Income                                        4,625          134        4,759
Provision for Loan Losses                                    300          ---          300
Total other Operating Income                                 546          779        1,325
Total other Operating Expense                              3,482          323        3,805
                                                    ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                  1,389          590        1,979
Provision for income taxes                                   542          226          768
                                                    ---------------------------------------
Income from continuing operations before                    $847         $364       $1,211
extraordinary item
                                                    =======================================

Total Average Assets                                    $339,825      $10,147     $349,972
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

- Changes in the interest rate environment and volatility of rate sensitive loans and deposits.

- The health of the economy declines nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

- Credit quality deterioration which could cause an increase in the provision for loan losses.

-    Dividend restrictions.

-    Regulatory discretion.

- Material losses in the Company's merchant credit card processing business from card holder fraud or merchant business failure.

-    Asset/liability repricing risks and liquidity risks.

-    Changes in the securities markets.


     The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Certain Important Considerations for Investors.

     The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1999 to March 31, 2000. Significant changes and trends in the Company's results of operations for the three months ended March 31, 2000, compared to the same period in 1999 are also discussed.


Summary of Financial Results

     On September 10, 1999 the Company divested itself of its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As a result of the divestiture, the Company lost ninety-five employees of which sixty-three were transferred to Valley Financial Funding, Inc, while thirty-two were terminated by the Company. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $2,128,000 for the three months ended March 31, 1999. There was no revenue recognized for the three months ended March 31, 2000.

     The Company reported income from continuing operations of $1,420,000 ($.43 per diluted share) for the three months ended March 31, 2000 and $1,211,000 ($.35 per diluted share) for the same period in 1999. The Company did not recognize any income or loss associated with its discontinued operations during the first quarter of 2000, as compared to income of $83,000 ($.02 per diluted share) during the first quarter of 1999. Net income was $1,420,000 ($.43 per diluted share) for the quarter ended March 31, 2000 and $1,018,000 ($.29 per diluted share) for the same period one year ago. Net income from continuing operations for the first three months of 2000 increased $209,000, or 17%, as compared to the same period in 1999. This increase is due to an increase of $180,000 in net interest income, an increase of $86,000 in noninterest income, and a decrease in the provision for loan losses of $200,000 offset by an increase of $53,000 in noninterest expense.


Net Interest Income

     Net interest income from continuing operations increased from $4,759,000 during the first quarter of 1999 to $4,939,000 in the first quarter of 2000, which represents an increase of $180,000 or 4%. While the Company's net interest margin decreased to 4.96% for the three months ended March 31, 2000 from 5.51% for the three months ended March 31, 1999, it was the Company's growth in earning assets that fueled the increase in net interest income. Average earning assets from continuing operations, which excludes mortgage loans held for sale, increased $50,752,000 from $349,972,000 for the quarter ended March 31, 1999 to $400,724,000 for the quarter ended March 31, 2000. Factors that will affect the Company's interest margin include the earning asset mix, competitive factors affecting loan and deposit pricing and retention and the general interest rate environment.

     For the first three months of 2000, the yield on earning assets decreased from 8.38% to 8.19% primarily due to a change in the mix of the Company's earning assets. Average commercial and residential real estate loans, which bear a yield lower than other portfolio loan types, increased $45,537,000. Yield paid on interest bearing liabilities increased as such yield was 4.28% for the three months ended March 31, 2000 as compared to 4.00% in the same period in 1999.

     Average earning assets from continuing operations, which excludes mortgage loans held for sale, increased in the first quarter of 2000 to $400,724,000 as compared to $349,972,000 for the three months ended March 31, 1999. The increase during the first three months of 2000 when compared to 1999 is primarily due to an increase in average portfolio loans of $41,129,000 and investment securities of $14,197,000 partially offset by a decline in federal funds sold of $4,574,000.

     Further contributing to the decline in the Company's net interest margin was a change in the Company's funding mix. Total average interest bearing liabilities increased from $250,634,000 in the first quarter of 1999 to $302,437,000 for the same period in 2000, which represents an increase of $51,803,000. This increase was coupled with a decrease in average noninterest bearing transaction accounts of $11,993,000. This decrease in noninterest bearing transaction accounts is a result of a decrease in balances deposited by one of the Company's large customers.

     The following is an analysis of the net interest margin:

                                        Three months ended                         Three months ended
                                         March 31, 2000                              March 31, 1999
                              ----------------------------------------    ----------------------------------------

                                Average                       %             Average                       %
(dollars in thousands)          Balance      Interest       Yield           Balance      Interest       Yield
                              ----------------------------------------    ----------------------------------------

Earning assets (1)                $400,724       $8,159          8.19         $349,972        $7,228         8.38
Interest-bearing liabilities       302,437        3,220          4.28          250,634         2,469         4.00
                                           -------------                               --------------
Net interest income                              $4,939                                       $4,759
                                           =============                               ==============
Net interest income to
  earning assets                                                 4.96                                        5.51


(1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.

     The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2000 and 1999. Changes not solely attributable to rate or volume have been allocated to rate.

                                                                Three months ended March 31, 2000
                                                                        over March 31, 1999
                                                         --------------------------------------------------
                                                             Volume            Rate             Total
                                                         --------------------------------------------------
                                                                           (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                                   $933           ($261)             $672
  Investment securities                                              218              76               294
  Federal funds sold                                                 (57)             22               (35)
                                                         --------------------------------------------------
Total increase (decrease)                                          1,094            (163)              931
                                                         --------------------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                              (60)             38               (22)
  Time deposits                                                      780              86               866
  Other borrowings                                                   (27)            (66)              (93)
                                                         --------------------------------------------------
Total increase (decrease)                                            693              58               751
                                                         --------------------------------------------------

Increase in net interest income                                     $401           ($221)             $180
                                                         ==================================================


Provision for Loan Losses

     The provision for loan losses for the three months ended March 31, 2000 was $100,000 as compared to $300,000 in the same quarter in the previous year. For further discussion see Allowance for Loan Losses and Nonperforming Loans.


Noninterest Income and Expense and Income Taxes

     Noninterest Income

     The following table sets forth the components of the Company's noninterest income from continuing operations for the three months ended March 31, 2000, as compared to the same period in 1999.


                                                Three Months Ended
                                                     March 31,
                                             --------------------------        $          %
                                                2000           1999         Change      Change
                                             -----------     ----------   -----------------------
                                              (dollars in thousands)

Service charges on deposit accounts                $277           $255            $22          9
Merchant draft processing, net                      897            779            118         15
Loan servicing income                                40             16             24        150
Gain (loss) on securities                            (1)            14            (15)      (107)
Other income                                        198            261            (63)       (24)
                                             -----------     ----------   ------------
Total noninterest income                         $1,411         $1,325            $86          6
                                             ===========     ==========   ============


     Noninterest income from continuing operations increased $86,000 or 6% to $1,411,000 for the first quarter of 2000 when compared to $1,325,000 for the same period in 1999. Such increase is primarily due to an increase in merchant card net revenue of $118,000, an increase in loan servicing income of $24,000 and an increase of $22,000 in service charges on deposit accounts. These increases were partially offset by a decline of $63,000 in other income.

     Noninterest Expense

     Noninterest expense from continuing operations increased by $53,000 or 1% to $3,858,000 during the first quarter of 2000 compared to $3,805,000 for the first quarter of 1999. The following table sets forth the components of the Company's noninterest expense during the three months ended March 31, 2000, as compared to the same period in 1999.



                                         Three Months Ended
                                             March 31,               $         %
                                     ---------------------------
                                         2000          1999       Change     Change
                                     -------------  ------------ ---------------------
                                       (dollars in thousands)

Salaries and employee benefits             $2,150        $2,158       ($8)       (0)
Occupancy and equipment expense               501           532       (31)       (6)
Other                                       1,207         1,115        92         8
                                     -------------  ------------  ----------
Total noninterest expense                  $3,858        $3,805       $53         1
                                     =============  ============  ==========



Income Taxes

     The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 40.6% for the three months ended March 31, 2000, compared to 38.5% for the same period in 1999.


Business Segments

     Through September 10, 1999, the Company operated in four principal product and service lines: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 93,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit and the Company's residential mortgage banking and brokerage arm, known as Valley Financial were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as discontinued operations. Accordingly, historical financial information regarding segments has been restated to reflect only those segments associated with continuing operations.

     Summary financial data by industry segment as follows:

                                                     For the quarter ended March 31, 2000
                                                    ---------------------------------------

                                                     Community                   Total
                                                      Banking      Bankcard     Company
                                                    ---------------------------------------
                                                                (in thousands)

Total Interest Income                                     $8,159        $ ---       $8,159
Total Interest Expense                                     3,220          ---        3,220
Interest income/(expense) allocation                       (295)          295          ---
                                                    ---------------------------------------
Net Interest Income                                        4,644          295        4,939
Provision for Loan Losses                                    100          ---          100
Total other Operating Income                                 514          897        1,411
Total other Operating Expense                              3,409          449        3,858
                                                    ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                  1,649          743        2,392
Provision for income taxes                                   670          302          972
                                                    ---------------------------------------
Income from continuing operations before                    $979         $441       $1,420
extraordinary item
                                                    =======================================

Total Average Assets                                    $405,445      $23,939     $429,384
                                                    =======================================

                                                     For the quarter ended March 31, 1999
                                                    ---------------------------------------

                                                     Community                   Total
                                                      Banking      Bankcard     Company
                                                    ---------------------------------------
                                                                (in thousands)

Total Interest Income                                     $7,228        $ ---       $7,228
Total Interest Expense                                     2,466            3        2,469
Interest income/(expense) allocation                       (137)          137          ---
                                                    ---------------------------------------
Net Interest Income                                        4,625          134        4,759
Provision for Loan Losses                                    300          ---          300
Total other Operating Income                                 546          779        1,325
Total other Operating Expense                              3,482          323        3,805
                                                    ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                  1,389          590        1,979
Provision for income taxes                                   542          226          768
                                                    ---------------------------------------
Income from continuing operations before                    $847         $364       $1,211
extraordinary item
                                                    =======================================

Total Average Assets                                    $339,825      $10,147     $349,972
                                                    =======================================

     Community Banking

     The Community Banking segment's income from continuing operations before income tax and extraordinary item increased for the quarter ended March 31, 2000 when compared to the same period in the prior year. The increase is due to reduced operating expenses, a lower provision for loan losses and growth in earning assets. In the first quarter of 2000, segment expenses declined primarily due to reduced overhead and administrative expenses. Additionally, the Company increased its permanent loan portfolio through renewed marketing efforts. Total average portfolio loans amounted to $313,405,000 in the first quarter of 2000 and $272,276,000 in the first quarter of 1999, which reflects a 15% increase.

     Bankcard

     The Merchant Card segment provides Visa and Mastercard credit card processing and settlement services for roughly 93,000 merchants located throughout the United States. Yearly processing volume is in excess of $1.6 billion. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of independent sales organizations, or ISO's.

     The Merchant Card processing segment has experienced three successive years of revenue and earnings growth due to an increase in the number of merchants it services and an increase of independent sales organizations (ISO's) to market its services. In December 1998 the Company renegotiated the terms of a processing contract with an ISO who represented $1,736,000 or 66% of the Company's 1998 merchant draft net processing revenue and $1,412,000 or 45% of such revenue in 1999. As a result of the renegotiation the ISO bought down its processing rate in consideration for a payment of $2,600,000 to the Company. The term of the renegotiated contract is for two years and requires the Company to continue to process merchant card transaction volume from this ISO's customers. The Company has amortized such payment over the life of the renegotiated contract into income. During the first quarter of 2000 and 1999, $480,000 and $410,000 of this payment was recognized as revenue. The amount of unearned processing revenue was $960,000 as of March 31, 2000. The balance of this account will be amortized into income in 2000.

     The Company expects to build its overall merchant card processing business through direct marketing efforts and new ISO's in an effort to offset any potential decline in future revenues that may result in periods following the term of the buydown.

     The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,044,000 and $606,000 as of March 31, 2000 and 1999, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company, and management's assumptions regarding merchant and ISO risk. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $136,000 and $147,000 for the quarters ended March 31, 2000 and 1999, respectively. While charge offs were minimal, the increase in the reserve reflects the growth in transaction volume, increased exposures to internet merchants, and a new ISO relationship in which the Company assumes fraud risk directly rather than looking first to the ISO. For further discussion see "Certain Important Considerations for Investors".


Investment Securities

     Total investment securities increased $3,124,000 or 4% to $79,829,000 as of March 31, 2000 when compared to $76,705,000 as of December 31, 1999. Such increase is due to an effort to increase the overall yield in earning assets of the Company by decreasing its overnight federal fund investment position and redirect such amounts into the higher yielding investment portfolio. The Company's average federal fund position was $10,014,000 for the first three months of 2000 as compared to $14,588,000 in 1999.

Loans

     Total loans  increased  $7,146,000 or 2% to  $321,591,000 at March 31, 2000
compared to $314,445,000 at December 31, 1998. The increase in portfolio loans is primarily attributable to the Company's marketing efforts and a general expansion of businesses within the Company's market area. Real estate construction loans have increased $2,376,000 to $42,435,000 at March 31, 2000 as compared to $40,059,000 at December 31, 1999. In addition, the Company has emphasized the funding of permanent residential real estate loans and commercial real estate loans in the first three months of 2000. Residential real estate loans increased $1,543,000 to $132,047,000 at March 31, 2000, as compared to $130,504,000 at December 31, 1999, and commercial real estate has grown $5,667,000 to $85,143,000 compared to $79,476,000.

     The following table summarizes the composition of the loan portfolio at March 31, 2000 and December 31, 1999.

                                                   March 31, 2000                        December 31, 1999
                                         ------------------------------------    ------------------------------------
                                               Amount              %                   Amount              %
                                         ------------------------------------    ------------------------------------
                                                (dollars in thousands)                  (dollars in thousands)
 Residential real estate mortgage                $132,047                 42             $130,504                 42
 Commercial real estate mortgage                   85,143                 26               79,476                 25
 Commercial                                        58,908                 18               61,165                 19
 Real estate construction                          42,435                 13               40,059                 13
 Installment and other                              4,416                  1                4,624                  1
 Less deferred loan fees                           (1,358)                 0               (1,383)                 0
                                         ------------------------------------    ------------------------------------
     Total portfolio loans                        321,591                100              314,445                100
                                                           ==================                      ==================
 Less allowance for loan losses                    (7,980)                                 (7,931)
                                         ------------------                      ------------------
     Net loans                                   $313,611                                $306,514
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

     The following table summarizes the Company's allowance for loan losses:

                                                          Three months ended
                                                                 March 31,
                                                      ----------------------------
                                                         2000            1999
                                                      ------------   -------------
                                                        (dollars in thousands)
Beginning allowance for loan losses                       $7,931          $8,041
Provision for loan losses                                    100             300
Charge-offs                                                  (67)           (257)
Recoveries                                                    16             158
                                                      ------------   -------------
Ending allowance for loan losses                          $7,980          $8,242
                                                      ============   =============


Net charge-offs to average
   loans (annualized)                                        .07%            .15%


     The allowance for loan losses as a percentage of portfolio loans decreased from 2.62% at December 31, 1999 to 2.48% at March 31, 2000. This decrease is due to several factors which include an improvement in the overall credit quality of the Company's loan portfolio, as evidence by the reduction of nonperforming loans presented below, growth in the Company's loan portfolio and a reduction in loan charge-offs. The growth in the Company's loan portfolio is primarily comprised of commercial and residential real estate loans that generally bear a lower credit risk than construction or commercial loans. Accordingly, under the Company's loan loss reserve methodology, such loans generally receive a lower loan loss reserve allocation as compared to commercial or construction loans.


Nonperforming Assets

     The following table summarizes the Company's nonperforming assets.

                                                                March 31,           December 31,
                                                                  2000                 1999
                                                              --------------       --------------
                                                                    (dollars in thousands)
Nonaccrual loans                                                     $2,534               $3,063
Restructured loans                                                      307                1,018
                                                              --------------       --------------
Total nonperforming loans                                             2,841                4,081
Other real estate owned                                               2,041                2,363
                                                              --------------       --------------
Total nonperforming assets                                           $4,882               $6,444
                                                              ==============       ==============



Nonperforming assets to total assets                                  1.12%                1.52%


     Nonperforming assets have decreased from $6,444,000 as of December 31, 1999 to $4,882,000 as of March 31, 2000. The decrease is attributable to a decrease in restructured loans of $711,000, nonaccrual loans of $529,000 and a decline in other real estate owned of $322,000.

     Nonperforming loans consist of loans to 32 borrowers, 11 of which have balances in excess of $100,000. The two largest have recorded balances of $472,000 and $313,000. Both properties are secured by real estate. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

     Other real estate owned consists of 7 properties. Four properties are residential, two are commercial buildings and the remaining is a motel. Based on information currently available, management believes that reserves are not required to cover any loss exposure that may result from these loans.

     Although the volume of nonperforming assets will depend in part on the future economic environment, there is one additional loan relationship which totals approximately $1,044,000 about which management has serious doubts as to the ability of the borrower to comply with the present repayment terms. This loan may become a nonperforming asset based on the information presently known about possible credit problems of the borrower.

     At March 31, 2000,  the  Company's  total  recorded  investment in impaired loans (as defined by SFAS 114 and 118) was $3,189,000 of which $2,878,000 relates to the recorded investment for which there is a related allowance for loan losses of $548,000 determined in accordance with these statements and $311,000 relates to the amount of that recorded investment for which there is no related allowance for loan losses determined in accordance with these standards.

     The average recorded investment in the impaired loans during the three months ended March 31, 2000 and 1999 was $3,356,000 and $10,029,000. The decline in the average recorded investment of impaired loans of $6,673,000 at March 31, 2000 compared to March 31, 1999 is a direct result of the Company's decline in nonperforming loans of $5,186,000. The related amount of interest income recognized during the periods that such loans were impaired was $39,000 and $123,000 for the three month periods ended March 31, 2000 and 1999.

     From time to time the Company may be required to repurchase mortgage loans from mortgage loan investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower or fraud. In the first three months of 2000 the Company was not required to repurchase any such loans. The Company expects that it may be required to repurchase loans in the future. The Company maintains a reserve for its estimate of potential losses associated with the repurchase of previously sold mortgage loans. Such reserve amounts to $42,000 as of March 31, 2000 and $142,000 as of December 31, 1999. The decrease in the reserve of $100,000 relates to a charge-off taken on one loan in the first quarter of 2000.

Liquidity

     Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity has historically been associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses of the parent. It is Redwood's general policy to retain liquidity at Redwood at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of March 31, 2000, Redwood held $721,000 in deposits at NBR.

     In 1998, Redwood reinstated a cash dividend to its common stock holders at a quarterly rate of $.04 per share. In 1999 Redwood increased this dividend 50% to $.06 per share. In the fourth quarter of 1999, the dividend increased again to $.10 per share. Prior to March 1999 Redwood was required to make monthly payments of interest at 8.5% on $12,000,000 of subordinated debentures issued in 1993. The subordinated debentures were early redeemed in the first quarter of 1999. Payment of these obligations is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became undercapitalized. If NBR is restricted from paying dividends, Redwood could be unable to pay dividends to its common shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood.

     During the first three months of 2000, NBR declared a dividend of $1,500,000. Management believes that as of March 31, 2000, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.

     Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the three months ended March 31, 2000 the Company received cash of $175,000 from operating activities and $10,397,000 in financing activities while using $10,222,000 in investing activities.


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

     The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at March 31, 2000 and December 31, 1999.

                                                                  Company         NBR
                                                               -------------- -------------

         March 31, 2000
           Total capital to risk based assets                        13.44%         13.08%
           Tier 1 capital to risk based assets                       12.17          11.82
           Leverage ratio                                             9.04           8.76

         December 31, 1999
           Total capital to risk based assets                        13.01         13.20
           Tier 1 capital to risk based assets                       11.74         11.94
           Leverage ratio                                             8.66          8.86


     NBR's capital ratios declined in the first quarter of 1999 due to an $8.0 million dividend to Redwood and the early payoff of a $3.0 million note due Redwood. Such payments were necessary to provide funding of Redwood's early redemption of its $12.0 million subordinated debt.

     In the fourth quarter of 1999, the Company announced the completion of its initial stock repurchase program authorized on October 27, 1998. Total shares repurchased under this authorization were 171,000 at an average price of $20.97 per share. In a separate action the Board of Directors authorized the repurchase of an additional 150,000 outstanding shares. This stock repurchase program was completed the first week of May 2000, at an average price of $18.38. Under the repurchase program, the Company purchases shares from time to time on the open market or through privately negotiated transactions.

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

     Merchant bankcard processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. During November 1999, VISA adopted several rule changes to reduce risks in high-risk merchant bankcard programs and these rule changes affect the Company's Merchant Bankcard business. The rule changes go into effect on March 31, 2001. These changes include a requirement that a processor's reported fraud ratios be no greater than three times the national average. At December 31, 1999 (the most recent period available from VISA) the Company's overall fraud ratio was below the VISA requirement. Other VISA changes include the requirement that total processing volume in certain high-risk categories (as defined by VISA) be less than 20% of total processing volume. At December 31, 1999 (the most recent information available from VISA) the Company's total VISA transactions within these certain high-risk categories were 10.4% of VISA total processing volume. Other changes VISA announced include a requirement that weekly VISA volumes be less than 20% of an institutions tangible equity capital, and a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital. At December 31, 1999, (the most recent information available from VISA) the Company's weekly VISA volume was 54.4% of tangible equity capital, and aggregate charge-backs for the previous six months were 11.1% of tangible equity capital. Merchant Bankcard participants, such as the Company, must comply with these new VISA rules by filing a compliance plan with VISA. Such plan has been filed by the Company and accepted by VISA. At this time the Company believes that it will be in compliance with all rule changes when they go into effect on March 31, 2001. Should the Company be unable to comply with these rule changes, the Company would seek a waiver from VISA. However, should VISA not grant the Company a waiver, the Company would need to restructure the merchant bankcard unit, which could adversely affect merchant bankcard revenue.

     Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At March 31, 2000, approximately 81% of the Company's loans were secured by real estate, of which 33% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     There were no significant changes to the Company's market risk from December 31, 1999 to March 31, 2000.

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

            10.8 Lease, Dated June 1, 1999, between National Bank of the Redwoods and Advanced Development & Investments.

            10.9 Asset Sale Agreement dated September 10, 1999 between National Bank of the Redwoods and Valley Financial Acquisition, Inc.


2.      Reports on Form 8-K

        There were no events requiring a Form 8-K filing during the first quarter ended March 31, 2000.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                             REDWOOD EMPIRE BANCORP
                                  (Registrant)




DATE:  5/12/00              BY:  /s/ James E. Beckwith
                                 James E. Beckwith
                                 Executive Vice President,
                                 Chief Operating Officer,
                                 Principal Financial Officer, and
                                 Principal Accounting Officer