Form 10-Q
period 2000-06-30
REDWOOD EMPIRE BANCORP
filed 2000-08-11
CIK 840007

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the SECURITIES Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. August 1, 2000: 3,005,715

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                            Page
PART I.  Financial Information

     Item 1. Financial Statements

             Consolidated Statements of Operations
             Three and Six Months ended June 30, 2000.......................  3

             Consolidated Balance Sheets
             June 30, 2000 and December 31, 1999............................  5

             Consolidated Statements of Cash Flows
             Six Months Ended June 30, 2000.................................  6

             Notes to Consolidated Financial Statements.....................  8


     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations............... 14

     Item 3. Quantitative and Qualitative Disclosure
             About Market Risk.............................................. 32


PART II. Other Information

     Item 4. Submissions of Matters to a Vote of Security Holders........... 33

     Item 6. Exhibits and Reports on Item 8-K............................... 34



SIGNATURES   ............................................................... 35

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements

                                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                     (dollars in thousands except per share data)
                                                     (unaudited)

                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
                                                            2000              1999              2000         1999
                                                      -----------------------------------   ---------------------------
Interest income:
  Interest and fees on loans                                    $7,432            $6,330          $14,198      $12,424
  Interest on investment securities                              1,290             1,007            2,540        1,963
  Interest on federal funds sold                                    80                78              223          256
                                                      -----------------------------------   ---------------------------

Total interest income                                            8,802             7,415           16,961       14,643

Interest expense:
  Interest on deposits                                           3,443             2,578            6,614        4,905
  Interest on subordinated notes                                   ---               ---              ---          142
  Interest on other borrowings                                      84               ---              133          ---
                                                      -----------------------------------   ---------------------------
Total interest expense                                           3,527             2,578            6,747        5,047
                                                      -----------------------------------   ---------------------------

Net interest income                                              5,275             4,837           10,214        9,596
Provision for loan losses                                           50               200              150          500
                                                      -----------------------------------   ---------------------------

Net interest income after loan loss provision                    5,225             4,637           10,064        9,096

Noninterest income:
  Service charges on deposit accounts                              251               268              528          523
  Merchant draft processing, net                                 1,075               863            1,972        1,642
  Loan servicing income                                             80                48              120           64
  Net realized (loss)/gain on sale of
    investment securities available for sale                       (37)              ---              (38)          14
  Other income                                                     157               199              355          460
                                                      -----------------------------------   ---------------------------
Total noninterest  income                                        1,526             1,378            2,937        2,703

Noninterest expense:
  Salaries and employee benefits                                 2,092             2,306            4,242        4,464
  Occupancy and equipment expense                                  509               583            1,010        1,115
  Other                                                          1,404             1,262            2,611        2,377
                                                      -----------------------------------   ---------------------------
Total noninterest expense                                        4,005             4,151            7,863        7,956
                                                      -----------------------------------   ---------------------------

  Income from continuing operations before income taxes
     and extraordinary item                                      2,746             1,864            5,138        3,843
  Provision for income taxes                                     1,117               684            2,089        1,452
                                                      -----------------------------------   ---------------------------

Income from continuing operations before extraordinary
    item                                                         1,629             1,180            3,049        2,391

Discontinued Operations:
  Income from discontinued operations
    (less applicable income taxes of $10 and $51)                                     38                           121
                                                      -----------------------------------   ---------------------------

Income before extraordinary item                                 1,629             1,218            3,049        2,512

Extraordinary item                                                 ---               ---              ---          459
Income tax benefit                                                 ---               ---              ---         (183)
                                                      -----------------------------------   ---------------------------
Total extraordinary item, net of tax                               ---               ---              ---          276
                                                      -----------------------------------   --------------------------

Net income                                                      $1,629            $1,218           $3,049       $2,236
                                                      ===================================   ===========================






                                      REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                   (dollars in thousands except per share data)
                                                   (unaudited)
                                                   (Continued)


                                                                 Three Months Ended          Six Months Ended
                                                                       June 30,                  June 30,
                                                                  2000         1999          2000        1999
                                                               ------------------------- -------------------------

Basic earnings per common share:
   Income from continuing operations before extraordinary item       $0.52        $0.35         $0.95       $0.71
   Income from discontinued operations                                 ---         0.01           ---        0.04
   Income before extraordinary item                                   0.52         0.36          0.95        0.74
   Net income                                                         0.52         0.36          0.95        0.66
  Weighted average shares - basic                                3,157,000    3,395,000     3,205,000   3,383,000

Diluted earnings per common share and common equivalent share:
   Income from continuing operations before extraordinary item       $0.51        $0.34         $0.94       $0.69
   Income from discontinued operations                                 ---         0.01           ---        0.03
   Income before extraordinary item                                   0.51         0.35          0.94        0.72
   Net income                                                         0.51         0.35          0.94        0.64
  Weighted average shares - diluted                              3,213,000    3,503,000     3,239,000   3,483,000

See Notes to Consolidated Financial Statements.




                                        REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                              Consolidated Balance Sheets
                                                 (dollars in thousands)

                                                                               June 30,                December 31,
                                                                                 2000                      1999
                                                                           ------------------       -------------------
                                                                              (unaudited)
Assets:
Cash and due from banks                                                              $19,383                  $19,058
Federal funds sold and repurchase agreements                                           1,162                    1,497
                                                                           ------------------       -------------------
  Cash and cash equivalents                                                           20,545                   20,555

Investment securities:
  Held to maturity (fair value of $32,212 and $31,923)                                33,272                   32,967
  Available for sale, at fair value (amortized cost of $44,452
      and $44,667)                                                                    43,365                   43,738
                                                                           ------------------       -------------------
    Total investment securities                                                       76,637                   76,705
Loans:
    Residential real estate mortgage                                                 140,312                  130,504
    Commercial real estate mortgage                                                   83,306                   79,476
    Commercial                                                                        64,116                   61,165
    Real estate construction                                                          44,257                   40,059
    Installment and other                                                              4,549                    4,624
    Less deferred loan fees                                                           (1,311)                  (1,383)
                                                                           ------------------       -------------------
        Total portfolio loans                                                        335,229                  314,445
    Less allowance for loan losses                                                    (8,099)                  (7,931)
                                                                           ------------------       -------------------
        Net loans                                                                    327,130                  306,514

Premises and equipment, net                                                            2,753                    3,045
Mortgage servicing rights                                                                 28                       32
Other real estate owned                                                                1,296                    2,363
Cash surrender value of life insurance                                                 3,265                    3,187
Other assets and interest receivable                                                  11,043                   10,645
                                                                           ------------------       -------------------
     Total assets                                                                   $442,697                 $423,046
                                                                           ==================       ===================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                                $85,361                   $77,753
  Interest-bearing transaction accounts                                              123,004                  124,357
  Time deposits $100,000 and over                                                     83,791                   69,294
  Other time deposits                                                                 99,878                   98,105
                                                                           ------------------       -------------------
    Total deposits                                                                   392,034                  369,509

Other borrowings                                                                       5,010                    4,695
Other liabilities and interest payable                                                10,097                   11,398
                                                                           ------------------       -------------------
     Total liabilities                                                               407,141                  385,602

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
      none outstanding                                                                   ---                      ---
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding: 3,005,715 and 3,228,771 shares                          17,965                   22,033
  Retained earnings                                                                   18,221                   15,950
  Accumulated other comprehensive loss, net                                             (630)                    (539)

                                                                           ------------------       -------------------
     Total shareholders' equity                                                       35,556                   37,444
                                                                           ------------------       -------------------
     Total liabilities and shareholders' equity                                     $442,697                 $423,046
                                                                           ==================       ===================

See Notes to Consolidated Financial Statements.



                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                         2000               1999
                                                                     -------------      --------------
Cash flows from operating activities:

  Net income                                                                $3,049             $2,236

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                           650                749
  Net realized loss (gains) on securities available for sale                    38                (14)
  Loans originated for sale                                                    ---           (192,313)
  Proceeds from sale of loans held for sale                                    ---            190,865
  Gain on sale of loans and loan servicing                                     ---             (1,240)
  Provision for loan losses                                                    150                500
  Change in other assets and interest receivable                              (690)             3,073
  Change in other liabilities and interest payable                          (1,415)             8,953
  Other, net                                                                   ---                102
                                                                     -------------      --------------
  Total adjustments                                                         (1,267)            10,675
                                                                     -------------      --------------

  Net cash provided by operating activities                                  1,782             12,911
                                                                     -------------      --------------

Cash flows from investing activities:
  Net change in loans                                                      (20,983)           (22,411)
  Purchases of investment securities available for sale                     (3,943)            (7,016)
  Purchases of investment securities held to maturity                         (840)            (6,160)
  Proceeds from sales of investment securities available for sale            3,968                ---
  Maturities of investment securities available for sale                       149              5,000
  Maturities or calls of investment securities held to maturity                607              2,774
  Premises and equipment, net                                                 (358)              (516)
  Proceeds from sale of other real estate owned                              1,737              1,637

                                                                     -------------      --------------
    Net cash used in investing activities                                  (19,663)           (26,692)
                                                                     -------------      --------------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                         7,608              7,749
  Change in interest bearing transaction accounts                           (1,353)           (12,954)
  Change in subordinated debt                                                  ---            (12,000)
  Change in time deposits                                                   16,270              7,047
  Change in other borrowings                                                   315             12,499
  Issuance/(repurchase) of common stock                                     (4,305)               214
  Dividends paid                                                              (664)              (273)
                                                                     -------------      --------------
    Net cash provided by financing activities                               17,871              2,282
                                                                     -------------      --------------


Net change in cash and cash equivalents                                        (10)           (11,499)
Cash and cash equivalents at beginning of period                            20,555             42,187
                                                                     -------------      --------------


Cash and cash equivalents at end of period                                 $20,545            $30,688
                                                                     =============      ==============


                                             (Continued)


                                   Consolidated Statements of Cash Flows
                                              (in thousands)
                                                (Continued)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               2000               1999
                                                                           --------------     --------------

Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                               7,864               5,798
  Income taxes                                                                   2,224                 410

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                                  670               2,044
  Dividend declared                                                                451                 273
  Transfers from mortgage loans held for sale to portfolio loans                   ---               1,547






See notes to Consolidated Financial Statements.



                                              (Concluded)

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1999 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     The Company's pertinent earnings per share data is as follows (in thousands, except per share data):


                                                                              Three Months Ended
                                                                                  June 30,
                                                                      2000                        1999
                                                             ------------------------    ------------------------
                                                               Basic        Diluted        Basic        Diluted
                                                             ----------    ----------    ----------    ----------

 Earnings per common share:

 Income from continuing operations before extraordinary item    $1,629        $1,629        $1,180        $1,180
 Earnings per share from income from continuing operations
   before extraordinary item                                     $0.52         $0.51         $0.35         $0.34

 Income from discontinued operations, net of tax                  $---          $---           $38           $38
 Earnings per share from income from discontinued operations     $0.00         $0.00         $0.01         $0.01

 Income before extraordinary item                               $1,629        $1,629        $1,218        $1,218
 Earnings per share before extraordinary item                    $0.52         $0.51         $0.36         $0.35

 Net income                                                     $1,629        $1,629        $1,218        $1,218
 Net income per share                                            $0.52         $0.51         $0.36         $0.35

 Weighted average common shares outstanding                      3,157         3,213 (1)     3,395         3,503 (1)

(1) The weighted average common shares outstanding  include the dilutive effects of common stock options of 56 and 108.

                                                                               Six Months Ended
                                                                                  June 30,
                                                                       2000                       1999
                                                              -----------------------    -----------------------
                                                                Basic       Diluted        Basic       Diluted
                                                              ----------   ----------    ----------   ----------

Earnings per common share:

 Income from continuing operations before extraordinary item     $3,049       $3,049        $2,391       $2,391
 Earnings per share from continuing operations before
   extraordinary item                                             $0.95        $0.94         $0.71        $0.69


 Income/(loss) from discontinued operations                        $---         $---          $121         $121
 Earnings per share from income/(loss) of discontinued
   operations                                                      $---         $---         $0.04        $0.03


 Income before extraordinary item                                $3,049       $3,049        $2,512       $2,512
 Earnings per share before extraordinary item                     $0.95        $0.94         $0.74        $0.72

 Net income                                                      $3,049       $3,049        $2,236       $2,236
 Net income per share                                             $0.95        $0.94         $0.66        $0.64

 Weighted average common shares outstanding                       3,205        3,239 (1)      3,383        3,483 (1)

(1)  The weighted average common shares outstanding include the dilutive effects of common stock options of 34 and 100.

3.   Comprehensive Income

     The Company's total comprehensive earnings presentation is as follows:


                                                Three Months Ended                  Six Months Ended
                                                    June 30,                           June 30,
                                              2000             1999              2000             1999
                                          --------------   --------------    -------------    --------------
                                                  (In thousands)                     (In thousands)

 Net income as reported                          $1,629           $1,218            $3,049           $2,236
 Other comprehensive income (net of tax):
   Change in unrealized holding gain (losses)
      on available for sale securities                              (361)                              (543)
                                                     39                                (68)
   Reclassification adjustment
                                                    (22)               -               (23)              (8)
                                          --------------   --------------    -------------    --------------
 Total comprehensive income                      $1,646             $857            $2,958           $1,685
                                          ==============   ==============    =============    ==============

4.   Common Stock Dividend

     On May 16, 2000 the Board of Directors declared a quarterly cash dividend of 15 cents per share on the Company's Common Stock. The dividend was paid on July 17, 2000 to shareholders of record on June 30, 2000.


5.   Divestiture of Mortgage Banking and Mortgage Brokerage Units

     On September 10, 1999 the Company divested itself of its subprime mortgage brokerage and mortgage banking units, Allied Diversified Credit and Valley Financial. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As a result of the divestiture, the Company lost ninety-five employees of which sixty-three were transferred to Valley Financial Funding, Inc, while thirty-two were terminated by the Company. As a result of its divestiture the Company recorded an after-tax loss of $167,000 which is primarily comprised of termination benefits. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding changes due to overhead and interest allocation for all segments has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $1,664,000 and $3,793,000 for the three and six months ended June 30, 1999. There was no such revenue recognized in 2000.

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


7.   Business Segments

     Through September 10, 1999, the Company operated in four principal industry segments: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 49,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit and the Company's residential mortgage banking and brokerage arm, known as Valley Financial were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding segments has been restated to reflect only those segments associated with continuing operations.

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


     Information related to the internal allocation of interest expense and overhead to segments presented in previous periods has been restated to present such amounts consistent with standards for accounting for discontinued operations. These standards do not allow the allocation of general corporate overhead to discontinued operations and generally require that the allocation of interest to discontinued operations be based on the marginal interest expense that would not have been incurred were it not for the discontinued operations. Summary financial data by industry segment follows:

                                                                 For the quarter ended June 30, 2000
                                                               ---------------------------------------

                                                                Community                   Total
                                                                 Banking     Bankcard      Company
                                                               ---------------------------------------
                                                                           (in thousands)

Total Interest Income                                                $8,802      $   ---      $8,802
Total Interest Expense                                                3,527                    3,527
                                                                                     ---
Interest income/(expense) allocation                                   (287)         287         ---
                                                               ---------------------------------------
Net Interest Income                                                   4,988          287       5,275
Provision for Loan Losses                                                50                       50
                                                                                     ---
Total other Operating Income                                            451        1,075       1,526
Total other Operating Expense                                         3,526          479       4,005
                                                               ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                             1,863          883       2,746
Provision for income taxes                                              757          360       1,117
                                                               ---------------------------------------
Income from continuing operations before extraordinary item          $1,106         $523      $1,629
                                                               =======================================

Total Average Assets                                               $416,243      $26,083    $442,326
                                                               =======================================


                                                            For the quarter ended June 30, 1999
                                                          ---------------------------------------

                                                           Community                   Total
                                                            Banking     Bankcard      Company
                                                          ---------------------------------------
                                                                      (in thousands)

Total Interest Income                                           $7,415       $ ---        $7,415
Total Interest Expense                                           2,578                     2,578
                                                                               ---
Interest income/(expense) allocation                             (138)         138           ---
                                                          ---------------------------------------
Net Interest Income                                              4,699         138         4,837
Provision for Loan Losses                                          200                       200
                                                                               ---
Total other Operating Income                                       515         863         1,378
Total other Operating Expense                                    3,804         347         4,151
                                                          ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                        1,210         654         1,864
Provision for income taxes                                         448         236           684
                                                          ---------------------------------------
Income from continuing operations before extraordinary            $762        $418        $1,180
item
                                                          =======================================

Total Average Assets                                          $383,142     $21,660      $404,802
                                                          =======================================

                                                           For the six months ended June 30, 2000
                                                           ---------------------------------------

                                                            Community                   Total
                                                             Banking      Bankcard     Company
                                                           ---------------------------------------
                                                                       (in thousands)

Total Interest Income                                           $16,961        $ ---      $16,961
Total Interest Expense                                            6,747          ---        6,747
Interest income/(expense) allocation                              (582)          582          ---
                                                           ---------------------------------------
Net Interest Income                                               9,632          582       10,214
Provision for Loan Losses                                           150          ---          150
Total other Operating Income                                        965        1,972        2,937
Total other Operating Expense                                     6,935          928        7,863
                                                           ---------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                          3,512        1,626        5,138
Provision for income taxes                                        1,427          662        2,089
                                                           ---------------------------------------
Income from continuing operations before extraordinary
  item                                                           $2,085         $964       $3,049

                                                           =======================================

Total Average Assets                                           $410,605      $25,007     $435,612
                                                           =======================================




                                                           For the six months ended June 30, 1999
                                                           ---------------------------------------

                                                            Community                   Total
                                                             Banking      Bankcard     Company
                                                           ---------------------------------------
                                                                       (in thousands)

Total Interest Income                                           $14,643        $ ---      $14,643
Total Interest Expense                                            5,044            3        5,047
Interest income/(expense) allocation                              (275)          275          ---
                                                           ---------------------------------------
Net Interest Income                                               9,324          272        9,596
Provision for Loan Losses                                           500          ---          500
Total other Operating Income                                      1,061        1,642        2,703
Total other Operating Expense                                     7,286          670        7,956
                                                           ---------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                          2,599        1,244        3,843
Provision for income taxes                                          990          462        1,452
                                                           ---------------------------------------
Income from continuing operations before extraordinary           $1,609         $782       $2,391
item
                                                           =======================================

Total Average Assets                                           $374,794      $21,019     $395,813
                                                           =======================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by the Securities Act of 1933 and Securities Act of 1934. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

     o Competitive pressure in the banking industry and changes in the regulatory environment.

     o Changes in the interest rate environment and volatility of rate sensitive loans and deposits.

     o The health of the economy declines nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

     o Credit quality deterioration which could cause an increase in the provision for loan losses.

     o    Dividend restrictions.

     o    Regulatory discretion.

     o Material losses in the Company's merchant credit card processing business from card holder fraud or merchant business failure.

     o    Asset/liability repricing risks and liquidity risks.

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

     The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1999 to June 30, 2000. Significant changes and trends in the Company's results of operations for the three and six months ended June 30, 2000, compared to the same period in 1999 are also discussed.

Summary of Financial Results

     On September 10, 1999 the Company divested itself of its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As a result of the divestiture, the Company lost ninety-five employees of which sixty-three were transferred to Valley Financial Funding, Inc, while thirty-two were terminated by the Company. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $1,664,000 and $3,793,000 for the three and six months ended June 30, 1999. There was no such revenue recognized for the three and six months ended June 30, 2000.

     The Company reported income from continuing operations of $1,629,000 ($.51 per diluted share) for the three months ended June 30, 2000 and $1,180,000 ($.34 per diluted share) for the same period in 1999. The Company did not recognize any income or loss associated with its discontinued operations during the three and six month period ended June 30, 2000, as compared to income of $38,000 ($.01 per diluted share) and $121,000 ($.03 per diluted share) for the same period in 1999. Net income was $1,629,000 ($.51 per diluted share) for the quarter ended June 30, 2000 and $1,218,000 ($.35 per diluted share) for the same period in 1999. Net income from continuing operations for the first six months of 2000 increased $658,000, or 28%, to $3,049,000 ($.94 per diluted share) from $2,391,000 ($.69 per diluted share) as compared to the same period in 1999. Net income for the six months ended June 30, 2000 was $3,049,000 ($.94 per diluted share) as compared to $2,236,000 ($.64 per diluted share), an increase of $813,000 or 36%. This increase is due to an increase of $618,000 in net interest income, an increase of $234,000 in noninterest income, a decrease in the provision for loan losses of $350,000 and a decrease of $93,000 in noninterest expense.


Net Interest Income

     Net interest income from continuing operations increased from $4,837,000 during the second quarter of 1999 to $5,275,000 in the second quarter of 2000, which represents an increase of $438,000 or 9%. While the Company's net interest margin decreased to 5.09% for the three months ended June 30, 2000 from 5.28% for the three months ended June 30, 1999, the growth in earning assets more than made up for the decline in margin resulting in an increase in net interest income. Average earning assets from continuing operations, which excludes mortgage loans held for sale, increased $48,092,000 or 13% from $366,164,000 for the quarter ended June 30, 1999 to $414,256,000 for the quarter ended June 30, 2000.

     Net interest income from continuing operations of $10,214,000 increased $618,000 or 6% for the six months ended June 30, 2000 when compared to the same period one year ago. Such increase is due to an increase in average earning assets from continuing operations, which excludes mortgage loans held for sale, of $49,526,000 or 14% to $407,482,000 from $357,956,000. The Company's net interest margin declined to 5.04% for the six months ended June 30, 2000 from 5.36% for the six months ended June 30, 1999. Factors that will affect the Company's interest margin include the earning asset mix, competitive factors affecting loan and deposit pricing and retention and the general interest rate environment.

     For the first six months of 2000, the yield on earning assets from continuing operations, which excludes mortgage loans held for sale, increased from 8.18% to 8.37%. This increase is primarily due to earning asset growth of $49,526,000 or 14%, and an increase in general interest rates as evidenced by an increase in the prime rate from 7.75% at June 30, 1999 to 9.5% at June 30, 2000. Yield paid on interest bearing liabilities increased to 4.41% for the six months ended June 30, 2000 as compared to 3.91% for the same period in 1999.

     Average earning assets from continuing operations, which excludes mortgage loans held for sale, increased during the first six months of 2000 to $407,482,000 as compared to $357,956,000 for the six months ended June 30, 1999. The increase in average earning assets of $49,526,000 during the first six months of 2000 when compared to 1999 is primarily due to an increase in average portfolio loans of $39,398,000 and investment securities of $12,923,000, partially offset by a decrease in federal funds sold of $2,795,000.

     Further contributing to the decrease in the Company's net interest margin was a change in the Company's funding mix. Total average interest bearing liabilities increased from $258,031,000 during the first six months of 1999 to $307,905,000 for the same period in 2000, an increase of $49,874,000 or 19%.
This increase was coupled with a decrease in average noninterest bearing transaction accounts of $10,682,000. This decrease in noninterest bearing transaction accounts is a result of a decrease in balances deposited by one of the Company's large customers.

     The following is an analysis of the net interest margin:

                                        Three months ended                         Three months ended
                                          June 30, 2000                               June 30, 1999
                              ----------------------------------------    ----------------------------------------

                                Average                       %             Average                       %
(dollars in thousands)          Balance      Interest       Yield           Balance      Interest       Yield
                              ----------------------------------------    ----------------------------------------

Earning assets (1)                $414,256       $8,802          8.50         $366,164        $7,415         8.10
Interest-bearing liabilities       313,379        3,527          4.50          265,309         2,578         3.89
                                           -------------                               --------------
Net interest income                              $5,275                                       $4,837
                                           =============                               ==============
Net interest income to
  earning assets                                                 5.09                                        5.28



                                        Six months ended                             Six months ended
                                          June 30, 2000                                June 30, 1999

                             ----------------------------------------     ----------------------------------------
                                Average                      %              Average                       %
(dollars in thousands)          Balance      Interest      Yield            Balance      Interest       Yield
                             ----------------------------------------     ----------------------------------------

Earning assets (1)                $407,482      $16,961         8.37          $357,956      $14,643          8.18
Interest-bearing liabilities       307,905        6,747         4.41           258,031       $5,047          3.91
                                           -------------                               -------------
Net interest income                             $10,214                                      $9,596
                                           =============                               =============
Net interest income to
  earning assets                                                5.04                                         5.36

(1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.


     The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2000 and 1999. Changes not solely attributable to rate or volume have been allocated to rate.


                                                              Three months ended June 30, 2000 compared
                                                               to the three months ended June 30, 1999
                                                         --------------------------------------------------
                                                             Volume            Rate             Total
                                                         --------------------------------------------------
                                                                           (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                                   $808            $294            $1,102
  Investment securities                                              177             106               283
  Federal funds sold                                                 (12)             14                 2
                                                         --------------------------------------------------
Total increase                                                       973             414             1,387
                                                         --------------------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                              (57)             54                (3)
  Time deposits                                                      649             219               868
  Other borrowings                                                   ---              84                84
                                                         --------------------------------------------------
Total increase                                                       592             357               949
                                                         --------------------------------------------------

Increase in net interest income                                     $381             $57              $438
                                                         ==================================================



                                                              Six months ended June 30, 2000 compared
                                                                to the six months ended June 30, 1999
                                                              Volume            Rate            Total
                                                         ---------------------------------------------------
                                                                           (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                                  $1,731              $43           $1,774
  Investment securities                                               391              186              577
  Federal funds sold                                                 (68)               35             (33)
                                                         ---------------------------------------------------
Total increase                                                      2,054              264            2,318
                                                         ---------------------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                             (117)               92             (25)
  Time deposits                                                     1,439              295            1,734
  Other borrowings                                                     84             (93)              (9)
                                                         ---------------------------------------------------
Total increase                                                      1,406              294            1,700
                                                         ---------------------------------------------------

Increase (decrease) in net interest income                           $648            ($30)             $618
                                                         ===================================================

Provision for Loan Losses

     The provision for loan losses for the quarter ended June 30, 2000 was $50,000 as compared to $200,000 in the same quarter in the previous year. For the six months ended June 30, 2000 the provision decreased $350,000 from $500,000 in 1999 to $150,000 in 2000. For further discussion see Allowance for Loan Losses and Nonperforming Loans.


Noninterest Income and Expense and Income Taxes

        Noninterest Income

     The following tables set forth the components of the Company's noninterest income from continuing operations for the three and six months ended June 30, 2000, as compared to the same period in 1999.


                                                  Three Months Ended
                                                      June 30,
                                             --------------------------
                                                                               $          %
                                                2000           1999         Change      Change
                                             -----------     ----------   -----------------------
                                                (dollars in thousands)

Service charges on deposit accounts                $251           $268          ($17)        (6)
Merchant draft processing, net                    1,075            863            212         25
Loan servicing income                                80             48             32         67
Gain (loss) on sale of securities                  (37)            ---           (37)        ---
Other income                                        157            199           (42)       (21)
                                             -----------     ----------   ------------
Total noninterest income                         $1,526         $1,378           $148         11
                                             ===========     ==========   ============

                                                   Six Months Ended
                                                        June 30,
                                             --------------------------
                                                                               $          %
                                                2000           1999         Change      Change
                                             -----------     ----------   -----------------------


Service charges on deposit accounts                 528            523             $5          1
Merchant draft processing, net                    1,972          1,642            330         20
Loan servicing income                               120             64             56         88
Gain (loss) on sale of securities                   (38)            14            (52)      (371)
Other income                                        355            460           (105)       (23)
                                             -----------     ----------   ------------
Total noninterest income                         $2,937         $2,703           $234          9
                                             ===========     ==========   ============



     Noninterest income from continuing operations increased $148,000 or 11% to $1,526,000 for the second quarter of 2000 when compared to $1,378,000 for the same period in 1999. Such increase is primarily due to an increase in merchant card net revenue of $212,000 and an increase in loan servicing income of $32,000. These increases were partially offset by a decline of $37,000 in loss on securities and $42,000 in other income.

     Noninterest income from continuing operations increased $234,000 or 9% to $2,937,000 for the six months ended June 30, 2000 when compared to $2,703,000 for the same period in 1999. The increase of $234,000 is primarily attributable to an increase of $330,000 in merchant draft processing income and an increase of $56,000 in loan servicing income.



        Noninterest Expense

     The following tables set forth the components of the Company's noninterest expense during the three and six months ended June 30, 2000, as compared to the same period in 1999.


                                            Three Months Ended
                                                June 30,
                                     -----------------------------
                                                                          $          %
                                         2000            1999          Change     Change
                                     -------------   -------------   ----------------------
                                         (dollars in thousands)

Salaries and employee benefits             $2,092          $2,306        ($214)        (9)
Occupancy and equipment expense               509             583          (74)       (13)
Other                                       1,404           1,262          142         11
                                     -------------   -------------   -----------
Total noninterest expense                  $4,005          $4,151        ($146)        (4)
                                     =============   =============   ===========


                                           Six Months Ended
                                               June 30,                  $          %
                                     -----------------------------
                                         2000            1999          Change     Change
                                     -------------   -------------   ----------------------


Salaries and employee benefits             $4,242          $4,464        ($222)        (5)
Occupancy and equipment expense             1,010           1,115         (105)        (9)
Other                                       2,611           2,377          234         10
                                     -------------   -------------   -----------
Total noninterest expense                  $7,863          $7,956         ($93)        (1)
                                     =============   =============   ===========


     Noninterest expense from continuing operations decreased by $146,000 or 4% to $4,005,000 during the second quarter of 2000 compared to $4,151,000 for the second quarter of 1999. For the six months ended June 30, 2000, noninterest expense from continuing operations decreased $93,000 from $7,956,000 to $7,863,000. The decrease in noninterest expense for the three and six month periods ending June 30, 2000 as compared to the same periods ending June 30, 1999 is attributable to a decrease in salaries and employee benefits. Such decrease is a direct result of the decline in the number of people employed by the Company. At June 30, 2000 the Company had 150 full time equivalent employees compared to 179 one year ago.

Income Taxes

     The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 40.7 for the three and six months ended June 30, 2000, compared to 36.7% and 37.7% for the same periods in 1999.


Business Segments

     Through September 10, 1999, the Company operated in four principal product and service lines: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 49,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit and the Company's residential mortgage banking and brokerage arm, known as Valley Financial were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as discontinued operations. Accordingly, historical financial information regarding segments has been restated to reflect only those segments associated with continuing operations.

     Summary financial data by industry segment as follows:

                                                           For the quarter ended June 30, 2000
                                                          ---------------------------------------

                                                           Community                   Total
                                                            Banking     Bankcard      Company
                                                          ---------------------------------------
                                                                      (in thousands)

Total Interest Income                                           $8,802       $ ---        $8,802
Total Interest Expense                                           3,527         ---         3,527
Interest income/(expense) allocation                             (287)         287           ---
                                                          ---------------------------------------
Net Interest Income                                              4,988         287         5,275
Provision for Loan Losses                                           50         ---            50
Total other Operating Income                                       451       1,075         1,526
Total other Operating Expense                                    3,526         479         4,005
                                                          ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                        1,863         883         2,746
Provision for income taxes                                         757         360         1,117
                                                          ---------------------------------------
Income from continuing operations before extraordinary          $1,106        $523        $1,629
item
                                                          =======================================

Total Average Assets                                          $416,243     $26,083      $442,326
                                                          =======================================


                                                           For the quarter ended June 30, 1999
                                                          ---------------------------------------

                                                           Community                   Total
                                                            Banking     Bankcard      Company
                                                          ---------------------------------------
                                                                      (in thousands)

Total Interest Income                                           $7,415       $ ---        $7,415
Total Interest Expense                                           2,578         ---         2,578
Interest income/(expense) allocation                             (138)         138           ---
                                                          ---------------------------------------
Net Interest Income                                              4,699         138         4,837
Provision for Loan Losses                                          200         ---           200
Total other Operating Income                                       515         863         1,378
Total other Operating Expense                                    3,804         347         4,151
                                                          ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                        1,210         654         1,864
Provision for income taxes                                         448         236           684
                                                          ---------------------------------------
Income from continuing operations before extraordinary
  item                                                            $762        $418        $1,180
                                                          =======================================

Total Average Assets                                          $383,142     $21,660      $404,802
                                                          =======================================


                                                           For the six months ended June 30, 2000
                                                           ---------------------------------------

                                                            Community                   Total
                                                             Banking      Bankcard     Company
                                                           ---------------------------------------
                                                                       (in thousands)

Total Interest Income                                           $16,961        $ ---      $16,961
Total Interest Expense                                            6,747          ---        6,747
Interest income/(expense) allocation                              (582)          582          ---
                                                           ---------------------------------------
Net Interest Income                                               9,632          582       10,214
Provision for Loan Losses                                           150          ---          150
Total other Operating Income                                        965        1,972        2,937
Total other Operating Expense                                     6,935          928        7,863
                                                           ---------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                          3,512        1,626        5,138
Provision for income taxes                                        1,427          662        2,089
                                                           ---------------------------------------
Income from continuing operations before extraordinary
   item                                                          $2,085         $964       $3,049
                                                           =======================================

Total Average Assets                                           $410,605      $25,007     $435,612
                                                           =======================================




                                                           For the six months ended June 30, 1999
                                                           ---------------------------------------

                                                            Community                   Total
                                                             Banking      Bankcard     Company
                                                           ---------------------------------------
                                                                       (in thousands)

Total Interest Income                                           $14,643        $ ---      $14,643
Total Interest Expense                                            5,044            3        5,047
Interest income/(expense) allocation                              (275)          275          ---
                                                           ---------------------------------------
Net Interest Income                                               9,324          272        9,596
Provision for Loan Losses                                           500          ---          500
Total other Operating Income                                      1,061        1,642        2,703
Total other Operating Expense                                     7,286          670        7,956
                                                           ---------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                          2,599        1,244        3,843
Provision for income taxes                                          990          462        1,452
                                                           ---------------------------------------
Income from continuing operations before extraordinary
   item                                                          $1,609         $782       $2,391
                                                           =======================================

Total Average Assets                                           $374,794      $21,019     $395,813
                                                           =======================================

     Community Banking

     The Community Banking segment's income from continuing operations before income tax and extraordinary item increased for the quarter and six months ended June 30, 2000 when compared to the same periods in 1999. The increase is due to reduced operating expenses, a lower provision for loan losses and growth in earning assets. For the quarter and six months ended June 30,2000, segment expenses declined primarily due to reduced overhead and administrative expenses. Additionally, the Company increased its loan portfolio through renewed marketing efforts. Total average portfolio loans were $330,769,000 in the second quarter of 2000 up from $293,321,000 in the second quarter of 1999, a 13% increase. Average portfolio loans for the six months ended June 30, 2000 was $334,622,000 as compared to $282,698,000 in 1999, an 18% increase.

     Bankcard

     The Merchant Card segment provides Visa and Mastercard credit card processing and settlement services for roughly 49,000 merchants located throughout the United States. Yearly processing volume is in excess of $1.3 billion. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of independent sales organizations, or ISO's.

     The Merchant Card processing segment has experienced three successive years of revenue and earnings growth due to an increase in the number of merchants it services and an increase of independent sales organizations (ISO's) to market its services. In December 1998 the Company renegotiated the terms of a processing contract with an ISO who represented $1,736,000 or 66% of the Company's 1998 merchant draft net processing revenue, $1,412,000 or 45% of such revenue in 1999 and $840,000 or 43% of such revenue for the six months ended June 30, 2000. As a result of the renegotiation the ISO bought down its processing rate in consideration for a payment of $2,600,000 to the Company. The term of the renegotiated contract is for two years and requires the Company to continue to process merchant card transaction volume from this ISO's customers. The Company has amortized such payment over the life of the renegotiated contract into income. During the three and six months ended June 30, 2000, $360,000 and $852,000 of this payment was recognized as revenue compared to $191,000 and $601,000 for the same periods in 1999. The amount of unearned processing revenue was $600,000 as of June 30, 2000, which will be amortized into income in the third and fourth quarters of 2000.

     The Company was informed in July that the ISO discussed above was transferring all of its remaining customers processed by the Company to a new processor. The effective date of this transfer was July 24, 2000. Subsequent to this transaction date, the Company will continue to process charge-back transactions originating from merchant card sales activity occurring prior to the final transfer date through the end of 2000. Under the terms of the renegotiated contract the Company is to receive a contract completion bonus in the amount of $500,000. Such bonus is expected to be recorded as revenue in the second half of 2000. The remaining deferred revenue of $600,000 as of June 30, 2000 associated with the $2,600,000 payment will be recorded as revenue in the third and fourth quarters of 2000. Since April 1999, in an effort to offset the anticipated decline in future merchant bankcard processing revenues from the completion of the contract discussed above, the Company has been building its overall merchant card processing business through additional direct marketing efforts and developing new ISO relationships.

     The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,145,000 and $694,000 as of June 30, 2000 and 1999, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company, and management's assumptions regarding merchant and ISO risk. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $102,000 and $88,000 for the quarters ended June 30, 2000 and 1999 and $237,000 and $235,000 for the six months ended June 30, 2000 and June 30, 1999, respectively. While charge offs were minimal, the increase in the reserve reflects the growth in proprietary merchant account volume, increased exposures to internet merchants, and a new ISO relationship in which the Company assumes fraud risk directly rather than looking first to the ISO. For further discussion see "Certain Important Considerations for Investors".

Investment Securities

     Total investment securities remained stable at $76,637,000 as of June 30, 2000 compared to $76,705,000 as of December 31, 1999. The Company's average federal fund position was $7,685,000 for the first six months of 2000 as compared to $10,480,000 in 1999.

Loans

     Total loans  increased  $20,784,000 or 7% to  $335,229,000 at June 30, 2000
compared to $314,445,000 at December 31, 1999. The increase in portfolio loans is primarily attributable to the Company's marketing efforts and a general expansion of businesses within the Company's market area. Real estate construction loans have increased $4,198,000 to $44,257,000 at June 30, 2000 as compared to $40,059,000 at December 31, 1999. Commercial loans increased $2,951,000 to $64,116,000 at June 30, 2000 as compared to $61,165,000 at
December 31, 1999. Within the residential real estate mortgage portfolio, the Company has emphasized the funding of multi-family permanent residential real estate loans in the first six months of 2000. Multi-family permanent residential real estate loans increased $17,523,000 from $884,000 as of December 31, 1999 to $18,407,000 at June 30, 2000. In addition, commercial real estate has grown $3,830,000 to $83,306,000 compared to $79,476,000 at December 31, 1999.

     The following table summarizes the composition of the loan portfolio at June 30, 2000 and December 31, 1999.

                                                   June 30, 2000                         December 31, 1999
                                         ------------------------------------    ------------------------------------
                                               Amount              %                   Amount              %
                                         ------------------------------------    ------------------------------------
                                                (dollars in thousands)                  (dollars in thousands)
Residential real estate mortgage                 $140,312                 42             $130,504                 42
 Commercial real estate mortgage                   83,306                 25               79,476                 25
 Commercial                                        64,116                 19               61,165                 19
 Real estate construction                          44,257                 13               40,059                 13
 Installment and other                              4,549                  1                4,624                  1
 Less deferred loan fees                           (1,311)                 0               (1,383)                 0
                                         ------------------------------------    ------------------------------------
     Total portfolio loans                        335,229                100              314,445                100
                                                           ==================                      ==================
 Less allowance for loan losses                    (8,099)                                 (7,931)
                                         ------------------                      ------------------
     Net loans                                   $327,130                                $306,514
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

         The following table summarizes the Company's allowance for loan losses:

                                                           Three months ended          Six months ended
                                                               June 30,                   June 30,
                                                      ---------------------------  ----------------------------
                                                          2000           1999          2000           1999
                                                      ------------   ------------  ------------    ------------
                                                                      (dollars in thousands)
Beginning allowance for loan losses                       $7,980          $8,242      $7,931         $8,041
Provision for loan losses                                     50             200         150            500
Charge-offs                                                  (80)           (656)       (147)          (913)
Recoveries                                                   149             215         165            373
                                                      ------------   ------------  ------------    ------------
Ending allowance for loan losses                          $8,099          $8,001      $8,099         $8,001
                                                      ============   ============  ============    ============


Net (recoveries)/charge-offs to average
   loans (annualized)                                     (0.08%)           0.60%      (0.01%)         0.38%


     The allowance for loan losses as a percentage of portfolio loans decreased from 2.62% at December 31, 1999 to 2.42% at June 30, 2000. This decrease is due to several factors which include an improvement in the overall credit quality of the Company's loan portfolio, reflected in a reduction in loan charge-offs, the reduction of nonperforming loans and growth in the Company's loan portfolio. The growth in the Company's loan portfolio is primarily comprised of commercial and residential real estate loans that generally bear a lower credit risk than construction or commercial loans. Accordingly, under the Company's loan loss reserve methodology, such loans generally receive a lower loan loss reserve allocation as compared to commercial or construction loans.

Nonperforming Assets

     The following table summarizes the Company's nonperforming assets.

                                                                June 30,            December 31,
                                                                  2000                 1999
                                                              --------------       --------------
                                                                    (dollars in thousands)
Nonaccrual loans                                                     $1,129               $3,063
Accruing loans past due 90 days or more                                 ---                  ---
Restructured loans                                                      305                1,018
                                                              --------------       --------------
Total nonperforming loans                                             1,434                4,081
Other real estate owned                                               1,296                2,363
                                                              --------------       --------------
Total nonperforming assets                                           $2,730               $6,444
                                                              ==============       ==============



Nonperforming assets to total assets                                  0.62%                1.52%



     Nonperforming assets have decreased from $6,444,000 as of December 31, 1999 to $2,730,000 as of June 30, 2000. The decrease is attributable to a decrease in restructured loans of $713,000, a decrease in nonaccrual loans of $1,934,000 and a decline in other real estate owned of $1,067,000.

     Nonperforming loans consist of loans to 24 borrowers, 5 of which have balances in excess of $100,000. The two largest have recorded balances of $305,000 and $185,000. Both properties are secured by real estate. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

     Other real estate owned consists of 5 properties. Two properties are residential, two are commercial buildings and the remaining is a motel. Based on information currently available, management believes that no reserves are required as loan to values in this portfolio mitigate any loss exposure.

     Although the volume of nonperforming assets will depend in part on the future economic environment, there are five additional loan relationships which totals approximately $1,140,000 about which management has serious doubts as to the ability of the borrower to comply with the present repayment terms. This loan may become a nonperforming asset based on the information presently known about possible credit problems of the borrower.

     At June 30, 2000, the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $1,611,000 of which $1,306,000 relates to the recorded investment for which there is a related allowance for loan losses of $412,000. The remaining $305,000 did not require a valuation allowance.

     The average recorded investment in the impaired loans during the six months ended June 30, 2000 and 1999 was $1,762,000 and $7,660,000. The decline in the average recorded investment of impaired loans of $5,898,000 at June 30, 2000 compared to June 30, 1999 is a direct result of the Company's decline in nonperforming loans of $4,903,000. The related amount of interest income recognized during the periods that such loans were impaired was $12,000 and $27,000 for the three and six month periods ended June 30, 2000 and $91,000 and $213,000 for the three and six months ended June 30, 1999.

     From time to time the Company may be required to repurchase mortgage loans from mortgage loan investors depending upon representations and warranties of the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral which had secured a mortgage loan sold by the Company. Such representations and warranties include valid appraisal, status of borrower or fraud. In the first six months of 2000 the Company was not required to repurchase any such loans. The Company maintains a reserve for its estimate of potential losses associated with the repurchase of previously sold mortgage loans. Such reserve amounts to $50,000 as of June 30, 2000 and $142,000 as of December 31, 1999. The Company expects that it may be required to repurchase loans in the future. During the first quarter a payment of $92,000 was made to reimburse an investor for a loss incurred on the liquidation of collateral supporting a loan sold by the Company to such investor. Such payment was charged against the reserve.

Liquidity

     Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity has historically been associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses of the parent. It is Redwood's general policy to retain liquidity at Redwood at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of June 30, 2000, Redwood held $9,000 in deposits at NBR.

     In 1998, Redwood reinstated a cash dividend to its common stock holders at a quarterly rate of $.04 per share. In 1999 Redwood increased this dividend 50% to $.06 per share. In the fourth quarter of 1999, the dividend increased again to $.10 per share. Further, in May 2000 such dividend was increased to $.15 per share. Prior to March 1999 Redwood was required to make monthly payments of interest at 8.5% on $12,000,000 of subordinated debentures issued in 1993. The subordinated debentures were early redeemed in the first quarter of 1999. Payment of these obligations is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became undercapitalized. If NBR is restricted from paying dividends, Redwood could be unable to pay dividends to its common shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood.

     During the first six months of 2000, NBR declared a dividend of $3,000,000. Management believes that as of June 30, 2000, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.

     Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the six months ended June 30, 2000 the Company received cash of $1,896,000 from operating activities and $17,757,000 in financing activities while using $19,663,000 in investing activities.


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

     The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at June
30, 2000 and December 31, 1999.





                                                           Well-         Minimum
                                           Actual       Capitalized    Requirement
                                      -----------------------------------------------
Company
   Leverage                                   7.97%            n/a           4.00%
   Tier 1 risk-based                         10.42             n/a           4.00
   Total risk-based                          11.68             n/a           8.00

 NBR
   Leverage                                   8.57            5.00           4.00
   Tier 1 risk-based                         11.22            6.00           4.00
   Total risk-based                          12.48           10.00           8.00


     Since the fourth quarter of 1998 the Company has been an active acquirer of its own common stock. Since inception and under three separate Board approved common stock repurchase authorizations, the Company has repurchased 478,175 shares at an average cost of $19.31. In the second quarter of 2000, the Company repurchased 270,175 shares at an average cost of $17.64. Under the repurchase program the Company can repurchase shares from time to time on the open market or through privately negotiated transactions.



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

     Merchant bankcard processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. During November 1999, VISA adopted several rule changes to reduce risks in high-risk merchant bankcard programs and these rule changes affect the Company's Merchant Bankcard business. The rule changes go into effect on March 31, 2001. These changes include a requirement that a processor's reported fraud ratios be no greater than three times the national average. At December 31, 1999 (the most recent period available from VISA) the Company's overall fraud ratio was below the VISA requirement. Other VISA changes include the requirement that total processing volume in certain high-risk categories (as defined by VISA) be less than 20% of total processing volume. At December 31, 1999 (the most recent information available from VISA) the Company's total VISA transactions within these certain high-risk categories were 10.4% of VISA total processing volume. Other changes VISA announced include a requirement that weekly VISA volumes be less than 60% of an institution's tangible equity capital, and a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital. At December 31, 1999, (the most recent information available from VISA) the Company's weekly VISA volume was 54.4% of tangible equity capital, and aggregate charge-backs for the previous six months were 11.1% of tangible equity capital. Merchant bankcard participants, such as the Company, must comply with these new VISA rules by filing a compliance plan with VISA. Such plan has been filed by the Company and accepted by VISA. At this time the Company believes that it will be in compliance with all rule changes when they go into effect on March 31, 2001. Should the Company be unable to comply with these rule changes, the Company would seek a waiver from VISA. However, should VISA not grant the Company a waiver, the Company would need to restructure the merchant bankcard unit, which could adversely affect merchant bankcard revenue.

     Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At June 30, 2000, approximately 80% of the Company's loans were secured by real estate, of which 31% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     There were no significant changes to the Company's market risk from December 31, 1999 to June 30, 2000.

                          PART II. - OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders

     (a)  The Company held its Annual Meeting of Shareholders on May 16, 2000.

     (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Company's proxy statement for the Annual Meeting. Tom D. Whitaker resigned his directorship on May 15, 2000 and withdrew acceptance of his nomination.

     (c)  The vote for the nominated directors was as follows:

                         Nominee                    For         Withheld

                     Richard I. Colombini          2,687,082      309,106
                     Robert D. Cook                2,688,198      307,990
                     Margie L. Handley             2,686,935      309,253
                     Dana R. Johnson               2,685,412      310,776
                     Patrick W. Kilkenny           2,678,898      317,290
                     Patricia "Padi" Selwyn        2,687,198      308,990
                     Gregory J. Smith              2,685,265      310,923
                     William B. Stevenson          2,685,265      310,923


          The vote for ratifying the appointment of Deloitte & Touche LLP as the Company's independent auditors was as follows:

                          For                                  2,684,899
                          Against                                  5,159
                          Abstain                                306,129
                          Broker Non-Vote                            -0-

Item 6.  Exhibits and Reports on Form 8-K.

1.   Exhibits.

     The following documents are included or incorporated by reference in Form 10-Q.

         Exhibit Number                              Description
       -------------------                         ---------------

               27.                   Financial Data Schedule for the period
                                     ended June 30, 2000.


2.   Reports on Form 8-K

     1. Form 8-K filing dated May 25, 2000 announcing quarterly cash dividend increase to 15 cents on common stock, completion of Redwood's 5% share repurchase announced on November 22, 1999 and authorization for the repurchase of an additional 10% of the Company's total shares outstanding or 316,000 shares, and announcement of changes in Holding Company and Subsidiary Chairmanships.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                             REDWOOD EMPIRE BANCORP
                                  (Registrant)




DATE:          8/11/00              BY:      /s/ James E. Beckwith
                                            James E. Beckwith
                                            Executive Vice President,
                                            Chief Operating Officer,
                                            Principal Financial Officer, and
                                            Principal Accounting Officer