Form 10-Q
period 2000-09-30
REDWOOD EMPIRE BANCORP
filed 2000-11-08
CIK 840007

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. November 1, 2000: 2,858,154


                        This page is page 1 of 34 pages.

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                            Page
PART I.  Financial Information

  Item 1.    Financial Statements

             Consolidated Statements of Operations
             Three and Nine Months ended September 30, 2000 and 1999...........3

             Consolidated Balance Sheets
             September 30, 2000 and December 31, 1999..........................5

             Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2000 and 1999.....................6

             Notes to Consolidated Financial Statements........................8


  Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations.................14

  Item 3.    Quantitative and Qualitative Disclosure
             About Market Risk................................................32


PART II. Other Information

  Item 6.    Exhibits and Reports on Item 8-K.................................33



SIGNATURES  ..................................................................34


                        This page is page 2 of 34 pages.

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements

                                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                     (dollars in thousands except per share data)
                                                     (unaudited)

                                                              Three Months Ended                Nine Months Ended
                                                                September 30,                     September 30,
                                                            2000              1999              2000         1999
                                                      -----------------------------------   ---------------------------
Interest income:
  Interest and fees on loans                                    $7,766            $6,601          $21,964      $19,025
  Interest on investment securities                              1,213             1,048            3,753        3,011
  Interest on federal funds sold                                    48                37              271          293
                                                      -----------------------------------   ---------------------------
Total interest income                                            9,027             7,686           25,988       22,329

Interest expense:
  Interest on deposits                                           3,622             2,623           10,236        7,271
  Interest on subordinated notes                                   ---               ---              ---          142
  Interest on other borrowings                                     128                90              261          297
                                                      -----------------------------------   ---------------------------
Total interest expense                                           3,750             2,713           10,497        7,710
                                                      -----------------------------------   ---------------------------

Net interest income                                              5,277             4,973           15,491       14,619
Provision for loan losses                                          ---               200              150          700
                                                      -----------------------------------   ---------------------------

Net interest income after loan loss provision                    5,277             4,773           15,341       13,919

Noninterest income:
  Service charges on deposit accounts                              264               253              792          776
  Merchant draft processing, net                                 1,116               733            3,088        2,375
  Loan servicing income                                             67                14              187           79
  Net realized (losses)/gains on sale of
    investment securities available for sale                       (86)              ---             (124)          14
  Other income                                                     137               193              492          653
                                                      -----------------------------------    --------------------------
Total noninterest  income                                        1,498             1,193            4,435        3,897

Noninterest expense:
  Salaries and employee benefits                                 2,133             2,187            6,375        6,652
  Occupancy and equipment expense                                  498               598            1,508        1,713
  Other                                                          1,297             1,415            3,908        3,790
                                                      -----------------------------------    --------------------------
Total noninterest expense                                        3,928             4,200           11,791       12,155
                                                      -----------------------------------    --------------------------

  Income from continuing operations before income taxes
     and extraordinary item                                      2,847             1,766            7,985        5,661
  Provision for income taxes                                     1,149               714            3,238        2,187
                                                      -----------------------------------    --------------------------

Income from continuing operations before extraordinary
    item                                                         1,698             1,052            4,747        3,474

Discontinued Operations:
  Loss from discontinued operations
    (less applicable income taxes of ($356) and ($439))            ---              (519)             ---         (429)

  Loss on disposal of discontinued operations,
      net of tax of ($113)                                         ---              (167)             ---         (167)
                                                      -----------------------------------   ---------------------------
    Loss from discontinued operations                              ---              (686)             ---         (596)
                                                      -----------------------------------   ---------------------------

Income before extraordinary item                                 1,698               366            4,747        2,878

Extraordinary item                                                 ---               ---              ---         (459)
Income tax benefit                                                 ---               ---              ---          183
                                                      -----------------------------------   ---------------------------
Total extraordinary item, net of tax                               ---               ---              ---         (276)
                                                      -----------------------------------   ---------------------------

Net income                                                      $1,698              $366           $4,747       $2,602
                                                      ===================================   ===========================

Total comprehensive income                                      $2,010              $346           $4,968       $2,031
                                                      ===================================   ===========================

                                               (Continued)

                        This page is page 3 of 34 pages.

                                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                   (dollars in thousands except per share data)
                                                   (unaudited)
                                                   (Continued)


                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                                  2000         1999          2000        1999
                                                               ------------------------   ------------------------
Basic earnings per common share:
   Income from continuing operations before extraordinary item       $0.58        $0.31         $1.52       $1.03
   Loss from discontinued operations                                   ---       (0.20)           ---      (0.18)
   Income before extraordinary item                                   0.58         0.11          1.52        0.85
   Net income                                                         0.58         0.11          1.52        0.77
  Weighted average shares - basic                                2,940,000    3,390,000     3,117,000   3,385,000

Diluted earnings per common share and common equivalent share:
   Income from continuing operations before extraordinary item       $0.56        $0.30         $1.50       $1.00
   Loss from discontinued operations                                   ---       (0.20)           ---      (0.17)
   Income before extraordinary item                                   0.56         0.11          1.50        0.83
   Net income                                                         0.56         0.11          1.50        0.75
  Weighted average shares - diluted                              3,009,000   3,458,000      3,173,000   3,472,000

See Notes to Consolidated Financial Statements.


                                                    (Concluded)


                        This page is page 4 of 34 pages.


                                        REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                              Consolidated Balance Sheets
                                                 (dollars in thousands)

                                                                             September 30,             December 31,
                                                                                 2000                      1999
                                                                           ------------------       -------------------
                                                                              (unaudited)
Assets:
Cash and due from banks                                                              $18,833                  $19,058
Federal funds sold and repurchase agreements                                              97                    1,497
                                                                           ------------------       -------------------
  Cash and cash equivalents                                                           18,930                   20,555

Investment securities:
  Held to maturity (fair value of $32,197 and $31,923)                                32,910                   32,967
  Available for sale, at fair value (amortized cost of $39,402 and $44,667)           38,853                   43,738
                                                                           ------------------       -------------------
    Total investment securities                                                       71,763                   76,705
Loans:
    Residential real estate mortgage                                                 136,827                  130,504
    Commercial real estate mortgage                                                   84,903                   79,476
    Commercial                                                                        64,958                   61,165
    Real estate construction                                                          46,185                   40,059
    Installment and other                                                              5,701                    4,624
    Less deferred loan fees                                                           (1,138)                  (1,383)
                                                                           ------------------       -------------------
        Total portfolio loans                                                        337,436                  314,445
    Less allowance for loan losses                                                    (8,064)                  (7,931)
                                                                           ------------------       -------------------
        Net loans                                                                    329,372                  306,514

Premises and equipment, net                                                            2,604                    3,045
Mortgage servicing rights, net                                                            27                       32
Other real estate owned                                                                  925                    2,363
Cash surrender value of life insurance                                                 3,305                    3,187
Other assets and interest receivable                                                   9,842                   10,645
                                                                           ------------------       -------------------
     Total assets                                                                   $436,768                 $423,046
                                                                           ==================       ===================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                                $81,103                   $77,753
  Interest-bearing transaction accounts                                              122,314                  124,357
  Time deposits $100,000 and over                                                     89,365                   69,294
  Other time deposits                                                                 97,797                   98,105
                                                                           ------------------       -------------------
    Total deposits                                                                   390,579                  369,509

Other short-term borrowings                                                            3,844                    4,695
Other liabilities and interest payable                                                 8,633                   11,398
                                                                           ------------------       -------------------
     Total liabilities                                                               403,056                  385,602

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
      none outstanding                                                                   ---                      ---
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding: 2,854,654 and 3,228,771 shares                          14,551                   22,033
  Retained earnings                                                                   19,479                   15,950
  Accumulated other comprehensive loss, net                                             (318)                    (539)
                                                                           ------------------       -------------------
     Total shareholders' equity                                                       33,712                   37,444
                                                                           ------------------       -------------------
     Total liabilities and shareholders' equity                                     $436,768                 $423,046
                                                                           ==================       ===================

See Notes to Consolidated Financial Statements.

                        This page is page 5 of 34 pages.


                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                         2000               1999
                                                                     -------------      --------------
Cash flows from operating activities:

  Net income                                                                $4,747             $2,602

Adjustments  to  reconcile   net  income  to  net  cash  provided
  by operating activities:
  Depreciation and amortization, net                                           851              1,183
  Net realized loss (gains) on securities available for sale                   124                (14)
  Loans originated for sale                                                    ---           (250,853)
  Proceeds from sale of loans held for sale                                    ---            258,396
  Gain on sale of loans and loan servicing                                     ---             (1,307)
  Provision for loan losses                                                    150                700
  Change in other assets and interest receivable                               (55)             2,776
  Change in other liabilities and interest payable                          (2,878)             9,807
  Other, net                                                                   ---                215
                                                                      -------------     --------------
  Total adjustments                                                         (1,808)            20,903
                                                                      -------------     --------------

  Net cash provided by operating activities                                  2,939             23,505

Cash flows from investing activities:
  Net change in loans                                                      (23,068)           (31,846)
  Purchases of investment securities available for sale                     (3,943)           (19,698)
  Purchases of investment securities held to maturity                         (874)            (6,192)
  Proceeds from sales of investment securities available for sale            8,918                ---
  Maturities of investment securities available for sale                       162              5,987
  Maturities or calls of investment securities held to maturity              1,029              3,189
  Purchases of premises and equipment, net                                    (410)              (225)
  Purchase of mortgage servicing rights                                                            71
  Proceeds from sale of other real estate owned                              2,259              1,888
                                                                      -------------     --------------
    Net cash used in investing activities                                  (15,927)           (46,826)

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                         3,350             (5,343)
  Change in interest bearing transaction accounts                           (2,043)            (9,729)
  Repaymentof subordinated debt                                                ---            (12,000)
  Change in time deposits                                                   19,763             18,280
  Change in other short-term borrowings                                       (851)            16,414
  Issuance/(repurchase) of common stock                                     (7,752)              (969)
  Dividends paid                                                            (1,104)              (273)
                                                                      -------------     --------------
    Net cash provided by financing activities                               11,363              6,380
                                                                      -------------     --------------


Net change in cash and cash equivalents                                     (1,625)           (16,941)
Cash and cash equivalents at beginning of period                            20,555             42,187
                                                                      -------------     --------------


Cash and cash equivalents at end of period                                 $18,930            $25,246
                                                                      =============     ==============


                                             (Continued)

                        This page is page 6 of 34 pages.

                                  REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                              (in thousands)
                                                (Unaudited)
                                                (Continued)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               2000                    1999

                                                                           --------------      -------------
Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                             $11,514              $8,626
  Income taxes                                                                   3,279                 959

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                                  821               2,303
  Dividends declared                                                               440                 202
  Transfers from mortgage loans held for sale to portfolio loans                   ---               8,607






See notes to Consolidated Financial Statements.


                                              (Concluded)



                        This page is page 7 of 34 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 1999 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood") and its wholly owned subsidiary National Bank of the Redwoods ("NBR", together with Redwood, the "Company"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         In September 1999 the Company successfully completed the divestiture of its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The Company has disclosed the operations of these units as well as the after-tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations.

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


2.       Earnings per Share

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities were issued or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Redwood.

                        This page is page 8 of 34 pages.

         The Company's pertinent earnings per share data is as follows (in thousands, except share and per share data):


                                                                              Three Months Ended
                                                                                September 30,
                                                                      2000                        1999
                                                             ------------------------    ------------------------
                                                               Basic        Diluted        Basic        Diluted
                                                             ----------    ----------    ----------    ----------

Earnings per common share:

 Income from continuing operations before extraordinary
   item                                                         $1,698        $1,698        $1,052        $1,052
 Earnings per share from income from continuing operations
   before extraordinary item                                     $0.58         $0.56         $0.31         $0.30

 Loss from discontinued operations                                $---          $---        ($686)        ($686)
 Loss per share from loss from discontinued operations           $0.00         $0.00       ($0.20)       ($0.20)

 Income before extraordinary item                               $1,698        $1,698          $366          $366
 Earnings per share from income before extraordinary item        $0.58         $0.56         $0.11         $0.11

 Net income                                                     $1,698        $1,698          $366          $366
 Net income per share                                            $0.58         $0.56         $0.11         $0.11

 Weighted average common shares outstanding                  2,940,000     3,009,000 (1) 3,390,000     3,458,000 (1)


(1)The weighted average common shares outstanding include the dilutive effects of common stock options of 69 and 68.

                                                                              Nine Months Ended
                                                                                September 30,
                                                                       2000                       1999
                                                              -----------------------    -----------------------
                                                                Basic       Diluted        Basic       Diluted
                                                              ----------   ----------    ----------   ----------

Earnings per common share:

 Income from continuing operations before extraordinary item     $4,747       $4,747        $3,474       $3,474
 Earnings per share from income from continuing operations
   before extraordinary item                                      $1.52        $1.50         $1.03        $1.00

 Loss from discontinued operations                                 $---         $---        ($596)       ($596)
 Loss per share from loss from of discontinued operations          $---         $---       ($0.18)      ($0.17)

 Income before extraordinary item                                $4,747       $4,747        $2,878       $2,878
 Earnings per share from income before extraordinary item         $1.52        $1.50         $0.85        $0.83

 Net income                                                      $4,747       $4,747        $2,602       $2,602
 Net income per share                                             $1.52        $1.50         $0.77        $0.75

 Weighted average common shares outstanding                   3,117,000    3,173,000 (1) 3,385,000    3,472,000 (1)

(1)The weighted average common shares outstanding include the dilutive effects of common stock options of 56 and 87.



                        This page is page 9 of 34 pages.

3.       Comprehensive Income

         The Company's total comprehensive earnings presentation is as follows:


                                                Three Months Ended                  Nine Months Ended
                                                 September 30,                      September 30,
                                              2000             1999              2000             1999
                                          --------------   --------------    -------------    --------------
                                                  (In thousands)                     (In thousands)

 Net income as reported                          $1,698             $366            $4,747           $2,602
 Other comprehensive income (net of tax):
   Change in unrealized holding gain (losses)
      on available for sale securities              262              (20)              149             (563)
   Reclassification adjustment                       50                -                72               (8)
                                          --------------   --------------    -------------    --------------
 Total comprehensive income                      $2,010             $346            $4,968           $2,031
                                          ==============   ==============    =============    ==============

4.       Common Stock Cash Dividend

         On August 15, 2000 the Board of Directors declared a quarterly cash dividend of 15 cents per share on the Company's Common Stock. The dividend was paid on October 16, 2000 to shareholders of record on September 30, 2000.


5.       Divestiture of Mortgage Banking and Mortgage Brokerage Units

         On September 10, 1999 the Company divested itself of its subprime mortgage brokerage and mortgage banking units, Allied Diversified Credit and Valley Financial. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As a result of the divestiture, the Company lost ninety-five employees of which sixty-three were transferred to Valley Financial Funding, Inc, while thirty-two were terminated by the Company. As a result of its divestiture the Company recorded an after-tax loss of $167,000 which is primarily comprised of termination benefits. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding changes due to overhead and interest allocation for all segments has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $575,000 and $4,319,000 for the three and nine months ended September 30, 1999. There was no such revenue recognized in 2000.


                        This page is page 10 of 34 pages.

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


7.       Business Segments

         Through September 10, 1999, the Company operated in four principal industry segments: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 45,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit and the Company's residential mortgage banking and brokerage arm, known as Valley Financial were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding segments has been restated to reflect only those segments associated with continuing operations.

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


                        This page is page 11 of 34 pages.

         Summary financial data by industry segment follows:

                                                                For the quarter ended September 30,
                                                                                2000
                                                               ---------------------------------------

                                                                Community                   Total
                                                                 Banking     Bankcard      Company
                                                               ---------------------------------------
                                                                           (in thousands)

Total interest income                                                $9,027      $   ---      $9,027
Total interest expense                                                3,643          107       3,750
Interest income/(expense) allocation                                   (327)         327         ---
                                                               ---------------------------------------
Net interest income                                                   5,057          220       5,277
Provision for loan losses                                               ---          ---         ---
Total other operating income                                            382        1,116       1,498
Total other operating expense                                         3,398          530       3,928
                                                               ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                             2,041          806       2,847
Provision for income taxes                                              823          326       1,149
                                                               ---------------------------------------
Income from continuing operations before extraordinary item          $1,218         $480      $1,698
                                                               =======================================

Total Average Assets                                               $412,459      $24,976    $437,435
                                                               =======================================


                                                                For the quarter ended September 30,
                                                                                1999
                                                               ---------------------------------------

                                                                Community                   Total
                                                                 Banking     Bankcard      Company
                                                               ---------------------------------------
                                                                           (in thousands)

Total interest income                                                $7,686       $ ---        $7,686
Total interest expense                                                2,713         ---         2,713
Interest income/(expense) allocation                                  (140)         140           ---
                                                               ---------------------------------------
Net interest income                                                   4,833         140         4,973
Provision for loan losses                                               200         ---           200
Total other operating income                                            460         733         1,193
Total other operating expense                                         3,846         354         4,200
                                                               ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                             1,247         519         1,766
Provision for income taxes                                              504         210           714
                                                               ---------------------------------------
Income from continuing operations before extraordinary item            $743        $309        $1,052
                                                               =======================================

Total Average Assets                                               $399,072     $10,003      $409,075
                                                               =======================================






                        This page is page 12 of 34 pages.

                                                           For the nine months ended September 30,
                                                                             2000
                                                           ----------------------------------------

                                                            Community                    Total
                                                             Banking      Bankcard      Company
                                                           ----------------------------------------
                                                                       (in thousands)

Total interest income                                           $25,988        $ ---       $25,988
Total interest expense                                           10,390          107        10,497
Interest income/(expense) allocation                              (909)          909           ---
                                                           ----------------------------------------
Net interest income                                              14,689          802        15,491
Provision for loan losses                                           150          ---           150
Total other operating income                                      1,347        3,088         4,435
Total other operating expense                                    10,334        1,457        11,791
                                                           ----------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                          5,552        2,433         7,985
Provision for income taxes                                        2,250          988         3,238
                                                           ----------------------------------------
Income from continuing operations before extraordinary item      $3,302       $1,445        $4,747
                                                           ========================================

Total Average Assets                                           $411,540      $24,996      $436,536
                                                           ========================================



                                                           For the nine months ended September 30,
                                                                            1999
                                                           ----------------------------------------

                                                            Community                    Total
                                                             Banking      Bankcard      Company
                                                           ----------------------------------------
                                                                       (in thousands)

Total interest income                                           $22,329        $ ---       $22,329
Total interest expense                                            7,707            3         7,710
Interest income/(expense) allocation                              (415)          415           ---
                                                           ----------------------------------------
Net interest income                                              14,207          412        14,619
Provision for loan losses                                           700          ---           700
Total other operating income                                      1,522        2,375         3,897
Total other operating expense                                    11,130        1,025        12,155
                                                           ----------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                          3,899        1,762         5,661
Provision for income taxes                                        1,515          672         2,187
                                                           ----------------------------------------
Income from continuing operations before extraordinary item      $2,384       $1,090        $3,474
                                                           ========================================

Total Average Assets                                           $390,300      $10,127      $400,427
                                                           ========================================



                        This page is page 13 of 34 pages.

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

   o A decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

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

         The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 1999 to September 30, 2000. Significant changes and trends in the Company's results of operations for the three and nine months ended September 30, 2000, compared to the same period in 1999 are also discussed.

                        This page is page 14 of 34 pages.

Summary of Financial Results

         On September 10, 1999 the Company divested itself of its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As a result of the divestiture, the Company lost ninety-five employees of which sixty-three were transferred to Valley Financial Funding, Inc, while thirty-two were terminated by the Company. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $575,000 and $4,319,000 for the three and nine months ended September 30, 1999. There was no such revenue recognized for the three and nine months ended September 30, 2000.

         The Company reported income from continuing operations of $1,698,000 ($.56 per diluted share) for the three months ended September 30, 2000 and $1,052,000 ($.30 per diluted share) for the same period in 1999. This equates to a 61% increase in income from continuing operations. This increase is due to an increase of $304,000 in net interest income, an increase of $305,000 in noninterest income, a decrease in the provision for loan losses of $200,000 and a decrease of $272,000 in noninterest expense. The Company did not recognize any income or loss associated with its discontinued operations during the three and nine month period ended September 30, 2000, as compared to a loss of $686,000 (($.20) per diluted share) and $596,000 (($.17 per diluted share) for the same period in 1999. Net income was $1,698,000 ($.56 per diluted share) for the quarter ended September 30, 2000 and $366,000 ($.11 per diluted share) for the same period in 1999. Income from continuing operations for the first nine months of 2000 increased $1,273,000, or 37%, to $4,747,000 ($1.50 per diluted share)
from $3,474,000 ($1.00 per diluted share) as compared to the same period in 1999. Net income for the nine months ended September 30, 2000 was $4,747,000 ($1.50 per diluted share) as compared to $2,602,000 ($.75 per diluted share), an increase of $2,145,000 or 82%. This increase is due to an increase of $872,000 in net interest income, an increase of $538,000 in noninterest income, a decrease in the provision for loan losses of $550,000 and a decrease of $364,000 in noninterest expense.


Net Interest Income

         Net interest income from continuing operations increased from $4,973,000 for the third quarter of 1999 to $5,277,000 for the third quarter of 2000, which represents an increase of $304,000 or 6%. While the Company's net interest margin decreased to 5.15% for the three months ended September 30, 2000 from 5.32% for the three months ended September 30, 1999, the growth in earning assets more than made up for the decline in margin resulting in an increase in net interest income. Average earning assets from continuing operations, which excludes mortgage loans held for sale, increased $35,814,000 or 10% from $373,806,000 for the quarter ended September 30, 1999 to $409,620,000 for the quarter ended September 30, 2000.



                        This page is page 15 of 34 pages.

         Net interest income from continuing operations of $15,491,000 increased $872,000 or 6% for the nine months ended September 30, 2000 when compared to the same period one year ago. Such increase is due to an increase in average earning assets from continuing operations, which excludes mortgage loans held for sale, of $44,926,000 or 12% to $408,197,000 from $363,271,000. The Company's net interest margin declined to 5.07% for the nine months ended September 30, 2000 from 5.37% for the nine months ended September 30, 1999. Factors that will affect the Company's interest margin include the earning asset mix, competitive factors affecting loan and deposit pricing and retention and the general interest rate environment.

         For the first nine months of 2000, the yield on earning assets from continuing operations, which excludes mortgage loans held for sale, increased from 8.20% to 8.50%. This increase is primarily due to an increase in general interest rates as evidenced by an increase in the prime rate from 8.25% at September 30, 1999 to 9.5% at September 30, 2000. Yield paid on interest bearing liabilities increased to 4.53% for the nine months ended September 30, 2000 as compared to 3.92% for the same period in 1999.

         Average earning assets from continuing operations, which excludes mortgage loans held for sale, increased during the first nine months of 2000 to $408,197,000 as compared to $363,271,000 for the nine months ended September 30, 1999. The increase in average earning assets of $44,926,000 during the first nine months of 2000 when compared to 1999 is primarily due to an increase in average portfolio loans of $36,551,000 and investment securities of $10,293,000, partially offset by a decrease in federal funds sold of $1,918,000.

         Further contributing to the decrease in the Company's net interest margin was a change in the Company's funding mix. Total average interest bearing liabilities increased from $262,160,000 during the first nine months of 1999 to $309,352,000 for the same period in 2000, an increase of $47,192,000 or 18%.
This increase was coupled with a decrease in average noninterest bearing transaction accounts of $9,021,000. This decrease in noninterest bearing transaction accounts is a result of a decrease in balances deposited by one of the Company's large customers.

         The following is an analysis of the net interest margin:

                                        Three months ended                         Three months ended
                                       September 30, 2000                          September 30, 1999
                              ----------------------------------------    ----------------------------------------

                                Average                       %             Average                       %
(dollars in thousands)          Balance      Interest    Yield/Rate         Balance      Interest     Yield/Rate
                              ----------------------------------------    ----------------------------------------

Earning assets (1)                $409,620       $9,027         8.81%         $373,806        $7,686         8.22%
Interest-bearing liabilities       312,222        3,750         4.80           270,357         2,713         4.01
                                           -------------                               --------------
Net interest income                              $5,277                                       $4,973
                                           =============                               ==============
Net interest income to
  earning assets                                                5.15%                                        5.32%


                        This page is page 16 of 34 pages.

                                        Nine months ended                            Nine months ended
                                       September 30, 2000                           September 30, 1999

                             ----------------------------------------     ----------------------------------------
                                Average                      %              Average                       %
(dollars in thousands)          Balance      Interest    Yield/Rate         Balance      Interest    Yield/Rate
                             ----------------------------------------     ----------------------------------------

Earning assets (1)                $408,197      $25,988        8.50%          $363,271      $22,329        8.20%
Interest-bearing liabilities       309,352       10,497         4.53           262,160        7,710         3.92
                                           -------------                               -------------
Net interest income                             $15,491                                     $14,619
                                           =============                               =============
Net interest income to
  earning assets                                               5.07%                                       5.37%

(1) Nonaccrual loans are included in the calculation of the average balance of earning assets, and interest not accrued is excluded.


         The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2000 and 1999. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.


                                                           Three months ended September 30, 2000 compared
                                                           to the three months ended September 30, 1999
                                                         --------------------------------------------------
                                                             Volume            Rate             Total
                                                         --------------------------------------------------
                                                                           (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                                 $2,804         ($1,639)           $1,165
  Investment securities                                              324            (159)              165
  Federal funds sold                                                  (9)             20                11
                                                         --------------------------------------------------
Total increase (decrease)                                          3,119          (1,778)            1,341
                                                         --------------------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                             (242)            239                (3)
  Time deposits                                                    2,840          (1,838)            1,002
  Other borrowings                                                     1              37                38
                                                         --------------------------------------------------
Total increase (decrease)                                          2,600          (1,563)            1,037
                                                         --------------------------------------------------

Increase (decrease) in net interest income                          $519           ($215)             $304
                                                         ==================================================







                        This page is page 17 of 34 pages.

                                                              Nine months ended September 30, 2000 compared
                                                                to the nine months ended September 30, 1999
                                                              Volume            Rate            Total
                                                         ---------------------------------------------------
                                                                           (in thousands)
Increase (decrease) in interest income:
  Portfolio loans                                                  $3,269            ($330)          $2,939
  Investment securities                                               661               81              742
  Federal funds sold                                                 (105)              83              (22)
                                                         ---------------------------------------------------
Total increase (decrease)                                           3,825             (166)           3,659
                                                         ---------------------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                              (240)             213              (27)
  Time deposits                                                     3,308             (316)           2,992
  Other borrowings                                                   (312)             134             (178)
                                                         ---------------------------------------------------
Total increase                                                      2,756               31            2,787
                                                         ---------------------------------------------------

Increase (decrease) in net interest income                         $1,069            ($197)            $872
                                                         ===================================================

Provision for Loan Losses

         There was no provision for loan losses for the quarter ended September 30, 2000 as compared to $200,000 in the same quarter in the previous year. For the nine months ended September 30, 2000 the provision decreased $550,000 from $700,000 in 1999 to $150,000 in 2000. For further discussion see Allowance for Loan Losses and Nonperforming Assets.


Noninterest Income and Expense

         Noninterest Income

         The following tables set forth the components of the Company's noninterest income from continuing operations for the three and nine months ended September 30, 2000, as compared to the same period in 1999.


                                                Three Months Ended
                                                   September 30,
                                             --------------------------       $           %
                                                2000           1999         Change      Change
                                             -----------    -----------   -----------------------
                                              (dollars in thousands)

Service charges on deposit accounts                $264           $253            $11         4%
Merchant draft processing, net                    1,116            733            383        52
Loan servicing income                                67             14             53       379
Gain (loss) on sale of securities                   (86)           ---            (86)      ---
Other income                                        137            193            (56)      (29)
                                             -----------    -----------   ------------
Total noninterest income                         $1,498         $1,193           $305        26%
                                             ===========    ===========   ============



                        This page is page 18 of 34 pages.

                                                  Nine Months Ended
                                                    September 30,
                                             --------------------------       $           %
                                                2000           1999         Change      Change
                                             -----------    -----------   -----------------------
                                              (dollars in thousands)

Service charges on deposit accounts                $792           $776           $16          2%
Merchant draft processing, net                    3,088          2,375           713         30
Loan servicing income                               187             79           108        137
Gain (loss) on sale of securities                  (124)            14          (138)      (986)
Other income                                        492            653          (161)       (25)
                                             -----------    -----------   ------------
Total noninterest income                         $4,435         $3,897          $538         14%
                                             ===========    ===========   ============



         Noninterest income from continuing operations increased $305,000 or 26% to $1,498,000 for the third quarter of 2000 when compared to $1,193,000 for the same period in 1999. Such increase is primarily due to an increase in merchant card net revenue of $383,000 and an increase in loan servicing income of $53,000. These increases were partially offset by an increase of $86,000 in loss on securities and decline of $56,000 in other income.

         Noninterest income from continuing operations increased $538,000 or 14% to $4,435,000 for the nine months ended September 30, 2000 when compared to $3,897,000 for the same period in 1999. The increase of $538,000 is primarily attributable to an increase of $713,000 in merchant draft processing income and an increase of $108,000 in loan servicing income. The increase in noninterest income from continuing operations of $305,000 and $538,000 for the three and nine months ended September 30, 2000 as compared to the same periods one year ago is primarily due to an increase in merchant card net revenue of $383,000 and $713,000. This revenue growth is a result of an increase in the number of merchants the Company services.



         Noninterest Expense

         The following tables set forth the components of the Company's noninterest expense during the three and nine months ended September 30, 2000, as compared to the same period in 1999.

                                          Three Months Ended
                                            September 30,
                                     -----------------------------       $          %
                                         2000            1999          Change     Change
                                     -------------   -------------   ----------------------
                                        (dollars in thousands)

Salaries and employee benefits             $2,133          $2,187         ($54)       (2%)
Occupancy and equipment expense               498             598         (100)      (17)
Other                                       1,297           1,415         (118)       (8)
                                     -------------   -------------   -----------
Total noninterest expense                  $3,928          $4,200        ($272)       (6%)
                                     =============   =============   ===========

                        This page is page 19 of 34 pages.

                                          Nine Months Ended
                                            September 30,
                                     -----------------------------       $          %
                                         2000            1999          Change     Change
                                     -------------   -------------   ----------------------
                                        (dollars in thousands)

Salaries and employee benefits             $6,375          $6,652         ($277)      (4%)
Occupancy and equipment expense             1,508           1,713          (205)     (12)
Other                                       3,908           3,790           118        3
                                     -------------   -------------   -----------
Total noninterest expense                 $11,791         $12,155         ($364)      (3%)
                                     =============   =============   ===========

          Noninterest expense from continuing operations decreased by $272,000 or 6% to $3,928,000 during the third quarter of 2000 compared to $4,200,000 for the third quarter of 1999. For the nine months ended September 30, 2000, noninterest expense from continuing operations decreased $364,000 from $11,791,000 to $12,155000. The decrease in noninterest expense for the three and nine month periods ending September 30, 2000 as compared to the same periods ending September 30, 1999 is attributable to a decrease in salaries and employee benefits and occupancy expense. Such decrease is a direct result of the decline in the number of people employed by the Company as well as a reduction in space and equipment requirements. At September 30, 2000 the Company had 150 full time equivalent employees compared to 166 one year ago.

Income Taxes

         The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 40.4% and 40.6% for the three and nine months ended September 30, 2000, compared to 40.4% and 38.6% for the same periods in 1999.


Business Segments

         Through September 10, 1999, the Company operated in four principal product and service lines: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for 45,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit and the Company's residential mortgage banking and brokerage arm, known as Valley Financial were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as discontinued operations. Accordingly, historical financial information regarding segments has been restated to reflect only those segments associated with continuing operations.


                        This page is page 20 of 34 pages.

         Summary financial data by industry segment are as follows:

                                                           For the quarter ended September 30, 2000
                                                           ---------------------------------------

                                                            Community                   Total
                                                             Banking     Bankcard      Company
                                                           ---------------------------------------
                                                                       (in thousands)

Total interest income                                            $9,027       $ ---        $9,027
Total interest expense                                            3,643         107         3,750
Interest income/(expense) allocation                               (327)        327           ---
                                                           ---------------------------------------
Net interest income                                               5,057         220         5,277
Provision for loan losses                                           ---         ---           ---
Total other operating income                                        382       1,116         1,498
Total other operating expense                                     3,398         530         3,928
                                                           ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                         2,041         806         2,847
Provision for income taxes                                          823         326         1,149
                                                           ---------------------------------------
Income from continuing operations before extraordinary item      $1,218        $480        $1,698
                                                           =======================================

Total Average Assets                                           $412,459     $24,976      $437,435
                                                           =======================================



                                                           For the quarter ended September 30, 1999
                                                           ---------------------------------------

                                                            Community                   Total
                                                             Banking     Bankcard      Company
                                                           ---------------------------------------
                                                                       (in thousands)

Total interest income                                            $7,686       $ ---        $7,686
Total interest expense                                            2,713         ---         2,713
Interest income/(expense) allocation                              (140)         140           ---
                                                           ---------------------------------------
Net interest income                                               4,833         140         4,973
Provision for loan losses                                           200         ---           200
Total other operating income                                        460         733         1,193
Total other operating expense                                     3,846         354         4,200
                                                           ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                         1,247         519         1,766
Provision for income taxes                                          504         210           714
                                                           ---------------------------------------
Income from continuing operations before extraordinary item        $743        $309        $1,052
                                                           =======================================

Total Average Assets                                           $399,072     $10,003      $409,075
                                                           =======================================


                        This page is page 21 of 34 pages.

                                                           For the nine months ended September 30,
                                                                             2000
                                                           ----------------------------------------

                                                            Community                    Total
                                                             Banking      Bankcard      Company
                                                           ----------------------------------------
                                                                       (in thousands)

Total interest income                                           $25,988        $ ---       $25,988
Total interest expense                                           10,390          107        10,497
Interest income/(expense) allocation                               (909)         909           ---
                                                           ----------------------------------------
Net interest income                                              14,689          802        15,491
Provision for loan losses                                           150          ---           150
Total other operating income                                      1,347        3,088         4,435
Total other operating expense                                    10,334        1,457        11,791
                                                           ----------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                          5,552        2,433         7,985
Provision for income taxes                                        2,250          988         3,238
                                                           ----------------------------------------
Income from continuing operations before extraordinary item      $3,302       $1,445        $4,747
                                                           ========================================

Total Average Assets                                           $411,540      $24,996      $436,536
                                                           ========================================




                                                           For the nine months ended September 30,
                                                                             1999
                                                           ----------------------------------------

                                                            Community                    Total
                                                             Banking      Bankcard      Company
                                                           ----------------------------------------
                                                                       (in thousands)

Total interest income                                           $22,329        $ ---       $22,329
Total interest expense                                            7,707            3         7,710
Interest income/(expense) allocation                               (415)         415           ---
                                                           ----------------------------------------
Net interest income                                              14,207          412        14,619
Provision for loan losses                                           700          ---           700
Total other operating income                                      1,522        2,375         3,897
Total other operating expense                                    11,130        1,025        12,155
                                                           ----------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                          3,899        1,762         5,661
Provision for income taxes                                        1,515          672         2,187
                                                           ----------------------------------------
Income from continuing operations before extraordinary item      $2,384       $1,090        $3,474
                                                           ========================================

Total Average Assets                                           $390,300      $10,127      $400,427
                                                           ========================================



                        This page is page 22 of 34 pages.

         Community Banking

         The Community Banking segment's income from continuing operations before income tax and extraordinary item increased for the quarter and nine months ended September 30, 2000 when compared to the same periods in 1999. The increase is due to reduced operating expenses, a lower provision for loan losses and growth in earning assets. For the quarter and nine months ended September 30, 2000, segment expenses declined primarily due to reduced overhead and administrative expenses. Additionally, the Company increased its loan portfolio through renewed marketing efforts. Total average portfolio loans were $334,068,000 in the third quarter of 2000 up from $303,137,000 in the third quarter of 1999, a 10% increase. Average portfolio loans for the nine months ended September 30, 2000 was $326,120,000 as compared to $289,569,000 in 1999, a
13% increase.

         Bankcard

         The Merchant Card segment provides Visa and Mastercard credit card processing and settlement services for roughly 45,000 merchants located throughout the United States. Yearly processing volume is in excess of $1.4 billion. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of independent sales organizations, or ISO's.

         The Merchant Card processing segment has experienced three successive years of revenue and earnings growth due to an increase in the number of merchants it services and an increase of independent sales organizations (ISO's) to market its services. In December 1998 the Company renegotiated the terms of a processing contract with an ISO who represented $1,736,000 or 66% of the Company's 1998 merchant draft net processing revenue, $1,412,000 or 45% of such revenue in 1999 and $1,205,000 or 39% of such revenue for the nine months ended September 30, 2000. As a result of the renegotiation the ISO bought down its processing rate in consideration for a payment of $2,600,000 to the Company. The term of the renegotiated contract is for two years and requires the Company to continue to process merchant card transaction volume from this ISO's customers. The Company has amortized such payment over the life of the renegotiated contract into income. During the three and nine months ended September 30, 2000, $360,000 and $1,212,000 of this payment was recognized as revenue compared to $180,000 and $781,000 for the same periods in 1999. The amount of unearned processing revenue was $240,000 as of September 30, 2000, which will be amortized into income in the fourth quarter of 2000.

                        This page is page 23 of 34 pages.

         The Company was informed in July, 2000 that the ISO discussed above was transferring all of its remaining customers processed by the Company to a new processor. The effective date of this transfer was July 24, 2000. Subsequent to this transaction date, the Company will continue to process charge-back transactions originating from merchant card sales activity occurring prior to the final transfer date through the end of 2000. Under the terms of the renegotiated contract the Company is to receive a contract completion bonus in the amount of $500,000. Such bonus is expected to be recorded as revenue in the fourth quarter of 2000. Since April 1999, in an effort to offset the anticipated decline in future merchant bankcard processing revenues from the completion of the contract discussed above, the Company has been building its overall merchant card processing business through additional direct marketing efforts and developing new ISO relationships.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established an allowance to provide for losses associated with charge-back losses. Such allowance was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company, and management's assumptions regarding merchant and ISO risk. The provision for charge-back losses is included in the financial statements as a reduction in merchant draft processing income. While charge offs were $296,000 for the three and nine months ended September 30 2000, the increase in the allowance reflects the growth in proprietary merchant account volume, increased exposures to internet merchants, and a new ISO relationship in which the Company assumes fraud risk directly rather than looking first to the ISO. For further discussion see "Certain Important Considerations for Investors".

         The following table summarizes the Company's merchant card allowance for charge-back losses:

                             Three months ended         Nine months ended
                               September 30,              September 30,
                              2000        1999           2000        1999
                          ----------------------------------------------------
                                            (in thousands)

Beginning allowance            $1,145         $693          $908         $458
Provision for losses              417          101           654          336
Charge-offs                      (296)         ---          (296)         ---
                          -------------------------  -------------------------
Ending allowance               $1,266         $794        $1,266         $794
                          =========================  =========================


Investment Securities

         Total investment securities declined to $71,763,000 as of September 30, 2000 compared to $76,705,000 as of December 31, 1999. This decrease was attributable to Management selling $9,042,000 in low yielding securities, and the redeployment of the proceeds from such sale into portfolio loans.

                        This page is page 24 of 34 pages.

Loans

         Total loans increased $22,991,000 or 7% to $337,436,000 at September 30, 2000 compared to $314,445,000 at December 31, 1999. The increase in portfolio loans is primarily attributable to the Company's marketing efforts and a general expansion of businesses within the Company's market area. Real estate construction loans have increased $6,126,000 to $46,185,000 at September 30, 2000 as compared to $40,059,000 at December 31, 1999. Commercial loans increased $3,793,000 to $64,958,000 at September 30, 2000 as compared to $61,165,000 at
December 31, 1999. Within the residential real estate mortgage portfolio, the Company has emphasized the funding of multi-family permanent residential real estate loans in the first six months of 2000. Multi-family permanent residential real estate loans increased $20,014,000 from $884,000 as of December 31, 1999 to $520,898,000 at September 30, 2000. In addition, commercial real estate has grown $5,427,000 to $84,903,000 compared to $79,476,000 at December 31, 1999.

         The following table summarizes the composition of the loan portfolio at September 30, 2000 and December 31, 1999.

                                                 September 30, 2000                      December 31, 1999
                                         ------------------------------------    ------------------------------------
                                               Amount              %                   Amount              %
                                         ------------------------------------    ------------------------------------
                                                (dollars in thousands)                  (dollars in thousands)
Residential real estate mortgage                $136,827             40%                $130,504             42%
Commercial real estate mortgage                   84,903             25                   79,476             25
Commercial                                        64,958             19                   61,165             19
Real estate construction                          46,185             14                   40,059             13
Installment and other                              5,701              2                    4,624              1
Less deferred loan fees                           (1,138)             0                   (1,383)             0
                                         ------------------------------------    ------------------------------------
    Total portfolio loans                        337,436            100%                 314,445            100%
                                                           ==================                      ==================
Less allowance for loan losses                    (8,064)                                 (7,931)
                                         ------------------                      ------------------
     Net loans                                   $329,372                                $306,514
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

                        This page is page 25 of 34 pages.

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

         The following table summarizes the Company's allowance for loan losses:


                                                          Three months ended            Nine months ended
                                                            September 30,                 September 30,
                                                      ---------------------------  ---------------------------
                                                          2000           1999          2000            1999
                                                      ------------   ------------  ------------    -----------
                                                                     (dollars in thousands)
Beginning allowance for loan losses                       $8,099          $8,001      $7,931         $8,041
Provision for loan losses                                      0             200         150            700
Charge-offs                                                 (118)           (399)       (265)        (1,312)
Recoveries                                                    83             161         248            534
                                                      ------------   ------------  ------------    -----------
Ending allowance for loan losses                          $8,064          $7,963      $8,064         $7,963
                                                      ============   ============  ============    ===========


Net charge-offs to average
   loans (annualized)                                       0.04%           0.31%       0.01%          0.36%


         The allowance for loan losses as a percentage of portfolio loans decreased from 2.52% at December 31, 1999 to 2.39% at September 30, 2000. This decrease is due to several factors which include an improvement in the overall credit quality of the Company's loan portfolio, reflected in a reduction in loan charge-offs, the reduction of nonperforming loans and growth in the Company's loan portfolio. The growth in the Company's loan portfolio is primarily comprised of commercial and residential real estate loans that generally bear a lower credit risk than construction or commercial loans. Accordingly, under the Company's allowance for loan losses methodology, such loans generally receive a lower loan loss allowance allocation as compared to commercial or construction loans.




                        This page is page 26 of 34 pages.

Nonperforming Assets

         The following table summarizes the Company's nonperforming assets.

                                                              September 30,         December 31,
                                                                  2000                 1999
                                                              --------------       --------------
                                                                    (dollars in thousands)
Nonaccrual loans                                                     $1,136               $3,063
Restructured loans                                                      300                1,018
                                                              --------------       --------------
Total nonperforming loans                                             1,436                4,081
Other real estate owned                                                 925                2,363
                                                              --------------       --------------
Total nonperforming assets                                           $2,361               $6,444
                                                              ==============       ==============



Nonperforming assets to total assets                                  0.54%                1.52%



         Nonperforming assets have decreased from $6,444,000 as of December 31, 1999 to $2,361,000 as of September 30, 2000. The decrease is attributable to a decrease in restructured loans of $718,000, a decrease in nonaccrual loans of $1,927,000 and a decline in other real estate owned of $1,438,000.

         Nonperforming loans as of September 30, 2000 consist of loans to 23 borrowers, 6 of which have balances in excess of $100,000. The two largest loans have recorded balances of $305,000 and $180,000. Both loans are secured by real estate. Based on information currently available, management believes that adequate allocations are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

         Other real estate owned as of September 30, 2000 consists of four properties. Two properties are residential, one is a commercial buildings and the remaining is a motel. Based on information currently available, management believes that no allowance for losses is required as property values mitigate any loss exposure.

         Although the volume of future nonperforming assets will depend in part on the future economic environment, there are six additional loan relationships which total approximately $701,000 about which management has serious doubts as to the ability of the borrower to comply with the present repayment terms. These loans may become nonperforming assets based on the information presently known about possible credit problems of the borrowers.

         At September 30, 2000, the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $1,613,000 of which $1,313000 relates to the recorded investment for which there is a related allowance for loan losses of $328,000. The remaining $300,000 did not require a valuation allowance.

                        This page is page 27 of 34 pages.

         The average recorded investment in the impaired loans during the nine months ended September 30, 2000 and 1999 was $1,653,000 and $5,218,000. The decline in the average recorded investment of impaired loans of $3,565,000 for the nine months ended September 30, 2000 compared to September 30, 1999 is primarily a result of the Company's decline in nonperforming loans of $2,645,000. The related amount of interest income recognized during the periods that such loans were impaired was $13,000 and $49,000 for the three and nine month periods ended September 30, 2000 and $65,000 and $217,000 for the three and nine months ended September 30, 1999.

         From time to time the Company may be required to repurchase mortgage loans from mortgage loan investors depending upon representations and warranties of the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral which had secured a mortgage loan sold by the Company. Such representations and warranties include valid appraisal, status of borrower or fraud. In the first nine months of 2000 the Company was required to repurchase two such loans. The Company maintains an allowance for its estimate of potential losses associated with the repurchase of previously sold mortgage loans. Such allowance amounted to $96,000 as of September 30, 2000 and $142,000 as of December 31, 1999. The Company expects that it may be required to repurchase loans in the future. During the nine months ended September 30, 2000 the Company made payments of $164,000 to reimburse investors for losses incurred on the liquidation of collateral supporting a loan sold by the Company to such investor. Such payment was charged against the allowance. There we no such payments made during the third quarter ended September 30, 2000.

Liquidity

         Redwood's primary source of liquidity is dividends from its financial institution subsidiary. Redwood's primary uses of liquidity have historically been associated with cash payments made to the subordinated debt holders, dividend payments made to the preferred stock holders, and operating expenses of the parent. It is Redwood's general policy to retain liquidity at a level which management believes to be consistent with the safety and soundness of the Company as a whole. As of September 30, 2000, Redwood held $2,165,000 in deposits at NBR.

          In the second quarter of 1998, Redwood reinstated a cash dividend to its common stock holders at a quarterly rate of $.04 per share. In the third quarter of 1999 Redwood increased this dividend by 50% to $.06 per share. In the fourth quarter of 1999, the dividend was increased to $.10 per share. Further, in the second quarter 2000 the dividend was increased to $.15 per share. Prior to March 1999 Redwood was required to make monthly payments of interest at 8.5% on $12,000,000 of subordinated debentures issued in 1993. The subordinated debentures were redeemed early in the first quarter of 1999. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became undercapitalized. If NBR is restricted from paying dividends, Redwood could be unable to pay dividends to its common shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood.

                        This page is page 28 of 34 pages.

         During the first nine months of 2000, NBR declared a dividend of $12,129,000 to Redwood. Management believes that as of September 30, 2000, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.

         Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the nine months ended September 30, 2000 the Company received cash of $2,939,000 from operating activities and $11,363,000 in financing activities while using $15,927,000 in investing activities.


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

         Under the risk-based capital standard, assets reported on an institution's balance sheet and certain off-balance-sheet items are assigned to risk categories, each of which is assigned a risk weight. This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity and noncumulative preferred stock) and "Tier 2" capital (defined as principally comprising the allowance for loan losses limited to 1.25% of risk-weighted assets and subordinated debt subject to certain limitations).

         Under the leverage capital standard, an institution must maintain a specified minimum ratio of Tier 1 capital to total assets, with the minimum ratio ranging from 4% to 6%. The leverage ratio for the Company and NBR is based on average assets for the quarter.

                        This page is page 29 of 34 pages.

         The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiary at September 30, 2000 and December 31, 1999.


                                               September 30, 2000                          December 31, 1999
                                 -----------------------------------------------  -------------------------------------
                                                     Well-          Minimum                     Well-       Minimum
                                     Actual       Capitalized      Requirement      Actual   Capitalized  Requirement
                                 --------------------------------------------------------------------------------------
Company
   Leverage                              7.57%          5.00%          4.00%            8.66%      5.00%       4.00%
   Tier 1 risk-based                     9.79           6.00           4.00            11.74       6.00        4.00
   Total risk-based                     11.05          10.00           8.00            13.01      10.00        8.00

 NBR
   Leverage                              7.00%          5.00%          4.00%            8.86%      5.00%       4.00%
   Tier 1 risk-based                     9.06           6.00           4.00            11.94       6.00        4.00
   Total risk-based                     10.33          10.00           8.00            13.20      10.00        8.00


         Since the fourth quarter of 1998 the Company has been an active acquirer of its own common stock. Since inception, and under three separate Board approved common stock repurchase authorizations, the Company has repurchased 636,875 shares at an average cost of $20.04. In the third quarter of 2000, the Company repurchased 158,700 shares at an average cost of $22.25. Under the repurchase program the Company repurchased shares from time to time on the open market or through privately negotiated transactions. On September 25, 2000, the Company announced its Board of Directors did not approve a new share repurchase authorization. In making its decision the Company's Board of Directors cited capital retention to support future earning asset growth as its principal reason to terminate the program.



Certain Important Considerations for Investors


         Merchant Credit Card Processing. The Company's profitability can be negatively impacted should any of the Company's merchant credit card customers be unable to pay on charge-backs from cardholders. Due to a contractual obligation between the Company and Visa and Mastercard, NBR stands in the place of the merchant in the event that a merchant is unable to pay on charge-backs from cardholders. Management has taken certain actions to decrease the risk of merchant bankruptcy with its merchant bankcard business. These steps include the discontinuance of high-risk accounts. The Company utilizes ISO's to acquire merchant credit card customers. The Company's ability to maintain and grow net revenue from its merchant credit card processing operation is dependent upon maintaining and adding to these ISO relationships.




                        This page is page 30 of 34 pages.

         Merchant bankcard processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. During November 1999, VISA adopted several rule changes to reduce risks in high-risk merchant bankcard programs and these rule changes affect the Company's Merchant Bankcard business. The rule changes go into effect on March 31, 2001. These changes include a requirement that a processor's reported fraud ratios be no greater than three times the national average. At December 31, 1999 (the most recent period available from VISA) the Company's overall fraud ratio was below the VISA requirement. Other VISA changes include the requirement that total processing volume in certain high-risk categories (as defined by VISA) be less than 20% of total processing volume. At June 30, 2000 (the most recent information available from VISA) the Company's total VISA transactions within these certain high-risk categories were 10.3% of VISA total processing volume. Other changes VISA announced include a requirement that weekly VISA volumes be less than 60% of an institution's tangible equity capital, and a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital. At June 30, 2000, (the most recent information available from VISA) the Company's weekly VISA volume was 31.4% of tangible equity capital, and aggregate charge-backs for the previous six months were 13.2% of tangible equity capital. Merchant bankcard participants, such as the Company, must comply with these new VISA rules by filing a compliance plan with VISA. Such plan has been filed by the Company and accepted by VISA. At this time the Company believes that it will be in compliance with all rule changes when they go into effect on March 31, 2001. Should the Company be unable to comply with these rule changes, VISA will require collateral of one to four times the short fall amount.

         Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At September 30, 2000, approximately 79% of the Company's loans were secured by real estate, of which 32% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

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

                        This page is page 31 of 34 pages.

         Competition from Other Financial Institutions. The Company competes for deposits and loans principally with major commercial banks, other independent banks, savings and loan associations, savings banks, thrift or savings and loan associations, credit unions, mortgage companies, insurance companies, mutual funds and other lending institutions. With respect to deposits, additional significant competition arises from corporate and governmental debt securities, as well as money market mutual funds. The Company also depends, for its origination of mortgage loans, on independent mortgage brokers who are not contractually obligated to do business with the Company and are regularly solicited by the Company's competitors. Aggressive policies of such competitors have in the past resulted, and may in the future result, in a decrease in the Company's volume of mortgage loan originations and/or a decrease in the profitability of such originations, especially during periods of declining mortgage loan origination volumes. Several of the nation's largest savings and loan associations and commercial banks have a significant number of branch offices in the areas in which the Company conducts operations. Among the advantages possessed by the larger of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and generally allocate their investment assets to regions of highest yield and demand.

         Recent Accounting Pronouncements. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The adoption of this statement on January 1, 2001 is not expected to have a material effect on the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         There were no significant changes to the Company's market risk from December 31, 1999 to September 30, 2000.







                        This page is page 32 of 34 pages.

                          PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     The following documents are included or incorporated by reference in Form 10-Q.


         Exhibit Number                              Description
         --------------                              -----------

           27.                  Financial Data Schedule for the period ended
                                September 30, 2000.


(b)  Reports on Form 8-K

     1. Form 8-K filing dated September 29, 2000 announcing the termination of the appointment of Deloitte & Touche LLP and the engagement of Crowe, Chizek and Company LLP as the Company's principal accountants.

     2. Form 8-K filing dated September 27, 2000 announcing no new share repurchase authorization and the successful launch of the Company's internet banking product.

     3. Form 8-K filing dated September 5, 2000 announcing completion of the Company's 10% share repurchase program.












                        This page is page 33 of 34 pages.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             REDWOOD EMPIRE BANCORP




DATE: 11/8/00              BY: /s/ James E. Beckwith
      -------                  ----------------------------
                               James E. Beckwith
                               Executive Vice President,
                               Chief Operating Officer,
                               Principal Financial Officer, and
                               Principal Accounting Officer














                        This page is page 34 of 34 pages.