Form 10-K405
period 2000-12-31
REDWOOD EMPIRE BANCORP
filed 2001-03-23
CIK 840007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

                 For the fiscal year ended December 31, 2000 or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

     The aggregate market value of the Registrant's common stock held by non-affiliates on March 16, 2001 (based on the closing sale price of the Common Stock) was $39,902,017.

     As of March 16, 2001 there were 2,474,925 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in this Form 10-K:



                   DOCUMENT                              FORM 10-K REFERENCE

Redwood's Definitive Proxy Statement                          Part III
For the 2001 Annual Meeting of Shareholders

                                TABLE OF CONTENTS


                                                                                                                      Page
                                                          PART I
Forward-Looking Information............................................................................................. 4
Item 1.           Business.............................................................................................. 5
Item 2.           Properties........................................................................................... 19
Item 3.           Legal Proceedings.................................................................................... 19
Item 4.           Submission of Matters to a Vote of Securities Holders................................................ 19



                                                          PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters............................ 19
Item 6.           Selected Financial Data.............................................................................. 21
Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................................................ 22
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk........................................... 46
Item 8.           Financial Statements and Supplementary Data.......................................................... 50
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure........................................................................................... 87



                                                         PART III

Item 10.          Directors and Executive Officers of the Registrant................................................... 87
Item 11.          Executive Compensation................................................................................87
Item 12.          Security Ownership of Certain Beneficial Owners and Management........................................87
Item 13.          Certain Relationships and Related Transactions........................................................88



                                                          PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................89


                                     PART I


Forward-Looking Information

         This Annual Report on Form 10-K includes forward-looking information, which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve, among other things, the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

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

     o    Changes in the securities markets.

     o    Asset/liability repricing risks and liquidity risks.

         The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to "Certain Important Considerations for Investors" in
Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and other information in this Report.

Item 1.      Business

         Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a bank holding company headquartered in Santa Rosa, California, and operating in Northern California through one principal subsidiary, National Bank of the Redwoods, a national bank ("NBR" or the "Bank"). A previously owned subsidiary of the Company, Allied Bank, F.S.B., a federal savings bank ("Allied") merged with its sister subsidiary, NBR, in March 1997.

         (a)    General Development of Business.

         Redwood is a California corporation, headquartered in Santa Rosa, California. Its wholly-owned subsidiary is NBR, a national bank which was chartered in 1985. In addition, NBR has three wholly-owned California chartered subsidiaries, Valley Mortgage Corporation, Allied Diversified Credit, and Redwood Merchant Services, Inc., which are currently inactive. Redwood was created by NBR in August 1988, in order to become a bank holding company through the acquisition of all of NBR's outstanding shares. That transaction was consummated in January 1989. Redwood acquired Allied in September 1990, through a tax-free reorganization in which Redwood exchanged shares of its stock for all of the outstanding shares of Allied. The acquisition of Allied was accounted for as a pooling of interests for financial reporting purposes.

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

         In November 1996, the Board of Directors of the Company voted to merge Allied into NBR. On February 3, 1997, NBR received approval from the Office of the Comptroller of the Currency to merge Allied into NBR. The merger was consummated on March 24, 1997. The combination of the two wholly-owned subsidiaries of Redwood was structured as a merger transaction with NBR as the survivor. Allied ceased to exist as a federally chartered savings institution upon the merger.

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

        (b)      Financial Information About Industry Segments.

         Through September 10, 1999, the Company operated in four principal industry segments: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 49,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit and the Company's residential mortgage banking and brokerage arm, known as Valley Financial were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding segments has been restated. For further discussion see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

         (c)    Narrative Description of Business.

         The  Company's   business  strategy  involves  two  principal  business
activities which are conducted through NBR: community banking and merchant card services.

         NBR provides its core community banking services through five retail branches located in Sonoma County, California, one retail branch located in Mendocino County, California, and one retail branch located in Lake County, California. NBR generally extends commercial loans to professionals and businesses with annual revenues of less than $20 million. Commercial loans are primarily for working capital, asset acquisition and commercial real estate. NBR's targeted commercial banking market area includes the California counties north of San Francisco. NBR is a Preferred Lender under the Small Business Administration ("SBA") Loan Guarantee Program. NBR also originates commercial and residential construction loans for its portfolio.

         The primary sources of funds for the Company's commercial and residential lending programs are local deposits, proceeds from loan sales, loan payments, and other borrowings. The Company attracts deposits primarily from local businesses, professionals and retail customers. The Company's primary deposit market areas include the counties of Sonoma, Mendocino and Lake. Sonoma, Mendocino and Lake Counties have benefited from the migration of population and businesses into the area, as well as growth in established firms and industries. These counties have generally exceeded the growth in population and economic activity of California as a whole. The Company generally does not purchase deposits through deposit brokers and had no brokered deposits at December 31, 2000. In addition to deposits, the Company may obtain other borrowed funds through its membership in the Federal Home Loan Bank of San Francisco (the "FHLB") and its retention of treasury, tax and loan funds at the Federal Reserve Bank of San Francisco.

         The Company provides Visa and Mastercard credit card processing and settlement services for approximately 49,000 merchants located throughout the United States. In 2000, our processing volume exceeded $986,000,000. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of independent sales organizations (individually an "ISO" and collectively "ISO's").

         The Company is regulated by various government agencies, with the primary regulators being the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC").

         The Company and its subsidiaries had 147 full-time-equivalent employees at December 31, 2000. Redwood's headquarters are located at 111 Santa Rosa Avenue, Santa Rosa, California 95404-4905, and its telephone number is (707) 573-4800.


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


Regulation and Supervision of Bank Holding Companies

         The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company reports to, registers with, and is examined by the FRB. The FRB also has the authority to examine the Company's subsidiaries.

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

         Under California law, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire by merger or purchase a California bank or industrial loan company which is not less than five years old; (b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (c) the California Commissioner of Financial Institutions is authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California bank.

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

         As of December 31, 2000, the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2000 (amounts in thousands except percentage amounts).

                                                                         The Company
                                                                                    Well              Minimum
                                                        Actual                  Capitalized           Capital
                                               Capital         Ratio                Ratio           Requirement

Leverage..................................... $34,414           7.72%                5.0%               4.00%
Tier 1 Risk-Based............................  34,414           9.99                 6.0                4.00
Total Risk-Based.............................  38,763          11.25                10.0                8.00

                                                                          The Bank
                                                                                    Well              Minimum
                                                        Actual                  Capitalized           Capital
                                               Capital         Ratio                Ratio           Requirement

Leverage..................................... $32,425           7.29%                5.0%               4.0%
Tier 1 Risk-Based............................  32,425           9.44                 6.0                4.0
Total Risk-Based.............................  36,761          10.70                10.0                8.0


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

        "Undercapitalized"                      "Significantly undercapitalized"
        Total risk-based capital less than 8%;  Total  risk-based capital less than 6%;
        Tier 1 risk-based capital less than     Tier 1 risk-based capital less than 3;
        4%; or                                  or
        Leverage ratio less than 4%.            Leverage ratio less than 3%.

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

Recently Enacted and Proposed Legislation

         On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act (GLBA) of 1999 into law. As of March 13, 2000, the GLBA:

          o allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it may engage in certain financial activities without further approvals;

          o allows insurers and other financial services companies to acquire banks;

          o removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

          o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

         This part of the Modernization Act became effective on March 13, 2000.

         Only financial holding companies can own insurance companies and engage in merchant banking.

         The GLBA also modifies other current financial laws, including laws related to financial privacy and community reinvestment.

         Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on Redwood cannot be determined at this time.

         The Company intends to comply with all provisions of the GLBA and all implementing regulations as they become effective, and National Bank of the Redwoods intends to develop appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of Title V of that Act.

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

         As courts interpret various provisions of this Act, the Company cannot be certain of all the effects that this recently enacted legislation may have on its business.

         Certain other pending legislative proposals include bills to let banks pay interest on business checking accounts, to institute "know your customer" policies, to cap consumer liability for stolen debit cards and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.

Competition

         In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles which also compete with banks for deposit business. The direction of federal legislation in recent years, especially the GLBA, favors competition between different types of financial institutions. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.

Certain Important Considerations for Investors

         Merchant Credit Card Processing. The Company's profitability can be negatively impacted should one of the Company's merchant credit card customers be unable to pay on charge-backs from cardholders. Due to a contractual obligation between the Company and Visa and Mastercard, NBR stands in the place of the merchant in the event that a merchant is unable to pay on charge-backs from cardholders. Management has taken certain actions to decrease the risk of merchant bankruptcy with its merchant bankcard business. These steps include the discontinuance of accounts which the Bank perceives to have unacceptable risks. The Company utilizes ISO's to acquire merchant credit card customers. The Company's ability to maintain and grow net revenue from its merchant credit card processing operation is dependent upon maintaining and adding to these ISO relationships.

         Merchant bankcard processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. During November 1999, VISA adopted several rule changes to reduce risks in high-risk merchant bankcard programs and these rule changes affect the Company's Merchant Bankcard business. The rule changes go into effect on March 31, 2001. These changes include a requirement that a processor's reported fraud ratios be no greater than three times the national average. At December 31, 2000 (the most recent period available from VISA) the Company's overall fraud ratio was below the VISA requirement. Other VISA changes include the requirement that total processing volume in certain high-risk categories (as defined by VISA) be less than 20% of total processing volume. At December 31, 2000 (the most recent information available from VISA) the Company's total VISA transactions within these certain high-risk categories were 18% of its total VISA processing volume. Other changes VISA announced include a requirement that weekly VISA volumes be less than 60% of an institution's tangible equity capital, and a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital. At December 31, 2000, (the most recent information available from VISA) the Company's weekly VISA volume was 26.3% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 6.9% of tangible equity capital. Merchant bankcard participants, such as the Company, must comply with these new VISA rules by filing a compliance plan with VISA. Such a plan has been filed by the Company and accepted by VISA. At this time the Company believes that it will be in compliance with all rule changes when they go into effect on March 31, 2001. Should the Company be unable to comply with these rule changes, VISA will require collateral of one to four times the short fall amount.

         Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At December 31, 2000, approximately 77% of the Company's loans were secured by real estate, of which 39% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

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

         Competition from Other Financial Institutions. The Company competes for deposits and loans principally with major commercial banks, other independent banks, savings and loan associations, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies, mutual funds and other lending institutions. With respect to deposits, additional significant competition arises from corporate and governmental debt securities, as well as money market mutual funds. Several of the nation's largest savings and loan associations and commercial banks have a significant number of branch offices in the areas in which the Company conducts operations. Among the advantages possessed by the larger of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and generally allocate their investment assets to regions of highest yield and demand.

Item 2.         Properties

         The Company owns two depository branches and leases 7 other locations used in the normal course of business. In addition, the Company leases certain equipment. There are no contingent rental payments and the Company has four sublease arrangements. Total rental expenses under all leases, including premises, totaled $1,202,000, $1,449,000 and $2,210,000, in 2000, 1999 and 1998.
The expiration dates of the leases vary, with the first such lease expiring during 2001 and the last such lease expiring during 2009. The Company maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage.


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


Item 4.         Submission of Matters to A Vote of Securities Holders

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.


                                     PART II


Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters

         As of November 2, 1998, Redwood's Common Stock has been publicly traded on the NASDAQ National Market under the symbol "REBC". Prior to November 2, 1998, the Company Common Stock traded on the American Stock Exchange under the symbol "REBC". As of December 31, 2000, the Company believes, based upon information it has obtained from its transfer agent, there are 1,159 shareholders of record of Redwood's Common Stock.

         There are regulatory limitations on cash dividends that may be paid by Redwood as well as regulatory limitations on cash dividends that may be paid by NBR to Redwood which could limit Redwood's ability to pay dividends. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became critically undercapitalized. See "Regulation and Supervision" in Item 1.


                                                        Redwood Empire Bancorp
                                                          Common Stock Prices

                    Qtr 1       Qtr 2       Qtr 3       Qtr 4             Qtr 1       Qtr 2       Qtr 3       Qtr 4
                     1999        1999        1999        1999              2000        2000        2000        2000
                  ----------- ----------- ----------- -----------       ----------- ----------- ----------- -----------
   High             $29.00      $27.25      $24.00      $23.94            $23.06      $20.00      $23.88      $22.13
   Low               17.00       21.88       17.75       17.75             14.25       14.25       18.00       19.13
   Close             24.75       23.88       18.63       19.13             14.31       18.00       21.13       20.38

   Dividends
    Declared           .04         .04         .06         .10               .10         .15         .15         .15


Item 6.  Selected Financial Data

 Summary of Consolidated Financial Data and Performance Ratios

                                                                                At or for the Year ended December 31,
                                                                         2000       1999       1998       1997        1996
                                                                            (dollars in thousands, except per share data)
Statements of Operations:
 Total interest income                                                   $35,163    $30,633     $30,557   $35,471     $40,308
 Net interest income                                                      20,844     19,687      18,058    19,656      21,605
 Provision for loan losses                                                   150        750       2,040     2,100       6,262
 Noninterest income                                                        6,106      5,197       5,625     4,304       6,916
 Income (loss) from continuing operations before extraordinary item        6,466      4,875       2,904     2,377      (4,270)
 Income (loss) from discontinued operations, net of tax *                    ---       (437)      2,187     1,064       2,784
 Extraordinary loss, net of tax                                              ---       (276)        ---       ---         ---
 Net income (loss)                                                         6,466      4,162       5,091     3,441      (1,486)
 Net income (loss) available to common stock shareholders                  6,466      4,162       4,979     2,992      (1,935)
 Balance Sheets:
 Total assets                                                           $453,439   $423,046    $422,299  $446,719    $499,466
 Total loans                                                             315,101    314,445     269,316   282,396     347,414
 Mortgage loans held for sale (Discontinued operations)                      ---        ---      32,620    16,929      29,487
 Allowance for loan losses                                                 7,674      7,931       8,041     7,645       7,040
 Total deposits                                                          405,333    369,509     364,720   391,421     436,450
 Shareholders'  equity                                                    35,459     37,444      38,640    33,243      29,732
 Performance Ratios:
 Return on average assets from continuing operations                       1.47%      1.20%       0.73%     0.54%       (.94%)
 Return on average common equity from continuing operations               17.75%     12.40%       8.09%     7.58%      13.43%
 Common dividend payout ratio                                             18.71%     19.46%       8.09%      ---         ---

 Average equity to average assets from continuing operations               8.30%      9.66%       9.09%     7.14%       6.98%
 Leverage ratio                                                            7.72%      8.66%       8.84%     7.10%       5.45%
 Tier 1 risk-based capital ratio                                           9.99%     11.74%      11.84%     9.72%       7.63%
 Total risk-based capital ratio                                           11.25%     13.01%      16.94%    14.64%      12.11%
 Net interest margin from continuing operations                            5.08%      5.30%       5.11%     4.93%       5.13%
 Noninterest expense from continuing operations to net
 Interest and other noninterest income from continuing operations         59.18%     64.97%      71.26%    74.72%     103.22%
 Average earning assets to average total assets from
    Continuing operations                                                 93.50%     91.20%      89.40%    91.05%      92.34%
 Nonperforming assets to total assets                                      0.43%      1.52%       2.11%     3.72%       2.64%
 Net loan charge-offs to average loans                                     0.12%      0.29%       0.62%     0.46%       1.22%
 Allowance for loan losses to total loans                                  2.44%      2.52%       2.99%     2.71%       2.03%
 Allowance for loan losses to nonperforming loans                        637.91%    194.34%     121.82%    78.60%      67.82%
 Share Data:
 Common shares outstanding (000)                                           2,858      3,229       3,369     2,785       2,749
 Book value per common share                                              $12.41     $11.60      $11.47     $9.87       $8.72
 Basic earnings (loss) per common share:
   Income (loss) from continuing operations before extraordinary item       2.12       1.45         .88       .70       (1.73)
   Income (loss) from discontinued operations                                ---       (.13)        .69       .38        1.02
   Income (loss) before extraordinary item                                  2.12       1.32        1.57      1.08        (.71)
   Net income (loss) available for common stock shareholders                2.12       1.24        1.57      1.08        (.71)
   Weighted average shares (000)                                           3,051      3,364       3,170     2,776       2,721
 Diluted earnings (loss) per common share:
   Income (loss) from continuing operations before extraordinary item      $2.08      $1.41        $.84      $.70      ($1.57)
   Income (loss) from discontinued operations                                ---       (.13)        .63       .32        1.02
   Income (loss) before extraordinary item                                  2.08       1.28        1.47      1.02        (.55)
   Net income (loss) available for common stock shareholders                2.08       1.20        1.47      1.02        (.55)
   Weighted average shares (000)                                           3,109      3,456       3,465     3,378       2,721
 Cash dividend per common share                                             $.55       $.24        $.12       ---         ---

* See discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Forward-Looking Information

         This Annual Report on Form 10-K includes forward-looking information, which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve, among other things, the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

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

          o Credit quality deterioration that could cause an increase in the provision for loan losses.

          o    Dividend restriction.

          o    Regulatory discretion.

          o Material losses in the Company's merchant credit card processing business from card holder fraud or merchant business failure.

          o    Asset/liability matching risks and liquidity risks.

          o    Changes in the securities markets.

         The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to "Certain Important Considerations for Investors" in
Item 1 and other information in this Report.

General

         On September 10, 1999 the Company divested itself of its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $4,369,000 for the year ended December 31, 1999, as compared to $10,863,000 for 1998. There was no revenue recognized from discontinued operations in 2000.

         The Company derives its income from two principal sources: (1) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities; (2) non interest income or fee income which includes, fees earned on deposit services, fees earned from servicing loans for investors, fees from processing services, electronic-based cash management services and merchant credit card processing.

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



Results of Continuing Operations Before Extraordinary Item

         In 2000 the Company reported income from continuing operations before extraordinary item of $6,466,000, or $2.08 diluted per share as compared to 1999 and 1998 net income from continuing operations before extraordinary item of $4,875,000, or $1.41 diluted per share, and $2,904,000, or $0.84 diluted per share.

         Return on average assets for the year ended December 31, 2000 was 1.47% as compared to 1.20% and .73% for the years ended December 31, 1999 and 1998. Return on average common equity was 17.75% for the year ended December 31, 2000, as compared to 12.40% and 8.09% for the years ended December 31, 1999 and 1998.

         The Company's results from continuing operations in 2000 improved from 1999. Net interest income increased $1,157,000 in 2000. The provision for loan losses declined by $600,000 in 2000. Other income increased $909,000 to $6,106,000 in 2000 as compared to $5,197,000 in 1999. Improvement was also shown in noninterest expense, which decreased $218,000 to $15,948,000 in 2000 as compared to $16,166,000 in 1999.

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

         Net Interest Income. For 2000, the Company's net interest income from continuing operations amounted to $20,844,000 as compared to $19,687,000 in 1999 and $18,058,000 in 1998. This represents an increase of $1,157,000 or 6% in 2000 and $1,629,000 or 9% in 1999. The increase in 2000 as compared to 1999 is due to an increase in average earning assets from $371,170,000 in 1999 to $410,541,000 in 2000, which offsets a decline in net interest margin from 5.30% in 1999 to 5.08% in 2000. The increase in 1999 when compared to 1998 is primarily attributable to an increase in average earning assets from $353,314,000 in 1998 to $371,170,000 in 1999 and an improvement in net interest margin from 5.11% in 1998 to 5.30% in 1999.

         The following table presents for the years indicated the distribution of consolidated average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded. Fee income included in loan income is $966,000, $1,110,000 and $687,000 in 2000, 1999 and 1998.


                                               2000                         1999                        1998
                                  ---------------------------- --------------------------- ---------------------------
                                   Average             Yield/   Average            Yield/   Average            Yield/
                                   Balance   Interest   Rate    Balance   Interest  Rate    Balance   Interest  Rate
                                  ---------------------------- --------------------------- ---------------------------
                                                                 (dollars in thousands)
Assets:
Portfolio loans                     $329,799  $29,769   9.03%    $293,352  $25,924  8.84%    $266,716  $25,183  9.44%
Investment securities                 74,880    5,035   6.72       68,579    4,239   6.18      67,562    4,334   6.41
Federal funds sold                     5,862      359   6.12        9,239      470   5.09      19,036    1,040   5.46
                                  --------------------         --------------------        --------------------
    Total earning assets             410,541   35,163   8.57      371,170   30,633   8.25     353,314   30,557   8.65
                                             ---------                    ---------                   ---------
Other non-earning assets              36,541                       43,983                      49,903
Less allowance for loan losses        (7,997)                      (8,188)                     (8,020)
                                  -----------                  -----------                 -----------
    Total average assets            $439,085                     $406,965                    $395,197
                                  ===========                  ===========                 ===========

Liabilities and Shareholders' Equity:
Interest-bearing transaction
  accounts                          $125,626    3,675   2.93     $133,371    3,774   2.83    $142,859    5,047   3.53
Time deposits                        180,130   10,294   5.71      137,113    7,030   5.13     117,270    6,345   5.41
Other borrowings                       5,333      350   6.56        1,383      142  10.27      12,000    1,107   9.23
                                  --------------------         --------------------        --------------------
  Total interest-bearing
    liabilities                      311,089   14,319   4.60      271,867   10,946   4.03     272,129   12,499   4.59
                                             ---------                    ---------                   ---------
Demand deposits                       80,923                       85,851                      82,074
Other non-interest bearing
  liabilities                         10,635                        9,931                       5,089
Shareholders' equity                  36,438                       39,316                      35,905
                                  -----------                  -----------                 -----------
 Total average liabilities and
     Shareholders' equity           $439,085                     $406,965                    $395,197
                                  ===========                  ===========                 ===========
Net interest spread                                     3.97                         4.22                        4.06
Net interest income and
  net interest margin                         $20,844   5.08%              $19,687    5.30%            $18,058  5.11%
                                             =========                    =========                   =========


Note:  Investment securities are shown with the fair value adjustment included.



         The Company's average earning assets for 2000 increased approximately 11%, or $39,371,000, to $410,541,000, as compared to $371,170,000 for 1999.
Average earning assets increased approximately 5%, or $17,856,000, in 1999 as compared to 1998. The increase in average earning assets in 2000 is primarily attributable to an increase in average portfolio loans of $36,447,000 partially offset by a decrease in federal funds sold of $3,377,000. Components of the increase in portfolio loans include increases of $18,721,000 in average outstanding residential mortgage loans and $12,821,000 in average outstanding commercial real estate loans. In December 2000 the Company sold $21,205,000 in single family residential loans and securitized another $17,949,000 as part of an asset repositioning strategy. The Company anticipates that the funds received from the loan sale will be used to fund growth in higher yielding relationship-based commercial and commercial real estate loans.

         The increase in average earning assets for 1999 was due to the Company's efforts to increase its concentration in the commercial real estate and construction loan portfolios. Average portfolio loans increased $26,636,000 or 10% to $293,352,000 in 1999 from $266,716,000 in 1998.

         With the increase in average earning assets in 2000 discussed above, the Company's funding levels also increased. The average balance of higher cost time deposits increased $43,017,000 in 2000 compared to an increase of $19,843,000 in 1999. The growth in time deposits in 1999 and 2000 is a result of the Company's efforts to fund earning asset growth. Additionally, average demand deposits decreased $4,928,000 in 2000 as compared to an increase of $3,777,000 in 1999 as a result of a decrease in balances deposited by one of the Company's large customers. Average other borrowings increased $4,032,000 in 2000 to support loan growth. Average other borrowings decreased $10,617,000 in 1999 due to the Company's early redemption of its subordinated debt.

         The following table sets forth changes in interest income and interest expense for each major category of average earning asset and average interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

                                                          2000 over 1999                       1999 over 1998
                                                 ---------------------------------     --------------------------------
                                                   Volume      Rate      Total           Volume     Rate      Total
                                                 ---------------------------------     --------------------------------
                                                                            (in thousands)
Increase (decrease) in interest income:
Portfolio loans (1), (2)                             $3,280       $565     $3,845          $2,417  ($1,676)       $741
Investment securities (3)                               407        389        796              65     (160)        (95)
Federal funds sold                                     (194)        83       (111)           (503)     (67)       (570)
                                                 ---------------------------------     --------------------------------
  Total increase (decrease)                           3,493      1,037      4,530           1,979   (1,903)         76
                                                 ---------------------------------     --------------------------------

Increase (decrease) in interest expense:
Interest-bearing transaction accounts                  (224)       125        (99)           (319)    (954)     (1,273)
Time deposits                                         2,391        873      3,264           1,031     (346)        685
Other borrowings                                        276        (68)       208          (1,078)     113        (965)
                                                 ---------------------------------     --------------------------------
  Total increase                                      2,443        930      3,373            (366)  (1,187)     (1,553)
                                                 ---------------------------------     --------------------------------
  Increase (decrease) in net interest income         $1,050       $107     $1,157          $2,345    ($716)     $1,629
                                                 =================================     ================================

(1) Does not include interest income which would have been earned on nonaccrual loans had such loans performed in accordance with their terms.
(2) Loan fees of $966,000, $1,110,000 and $687,000 are included in interest income for 2000, 1999 and 1998.
(3) The average balance of securities classified as available for sale are presented at historical amortized cost without the effects of the fair value adjustments.


         The net interest margin decreased to 5.08% for the year ended December 31, 2000, as compared to 5.30% and 5.11% for the years ended December 31, 1999 and 1998. The decrease in net interest margin in 2000 was primarily due to increased liability costs partially offset by an increase in yield on earning assets. The yield on average earning assets increased to 8.57% in 2000 compared to 8.25% in 1999 and decreased compared to 8.65% in 1998. The increase in interest income in 2000 is primarily due to the increase of $36,447,000 in portfolio loans and an increase of $6,295,000 in investment securities. The decline in earning asset yield in 1999 is primarily attributable to the change in the mix of earning assets and a lower interest rate environment in 1999. Average commercial and residential real estate loans, which bear a yield lower than other portfolio loan types increased $34,786,000.

         The effective rates on average interest-bearing liabilities increased to 4.60% for 2000 as compared to 4.03% for 1999 and 4.59% for 1998. The increase in 2000 was primarily due to the Company's desire to attract deposits to fund loan growth and an increase in general interest rates. The decrease in 1999 was due to a substantial downward repricing of the Company's money market and certificate of deposit accounts in the third and fourth quarter of 1998 as a result of a declining interest rate environment.

         Provision for Loan Losses. Annual fluctuations in the provision for loan losses result from management's regular assessment of the adequacy of the allowance for loan losses. The provision for loan losses was $150,000 for the year ended December 31, 2000 which represents a decrease of $600,000 or 80% from 1999. In 1999, the provision for loan losses of $750,000 represented a 63% decrease from $2,040,000 in 1998. This decrease in the provision for loan losses in 2000 when compared to 1999 and from 1999 when compared to 1998 was due to a decline in loan charge-offs and a decrease in nonperforming loans.

         Noninterest Income. Noninterest income from continuing operations increased 17%, or $909,000, to $6,106,000 as compared to $5,197,000, for 1999.
The Company's noninterest income from continuing operations for 1999 decreased by $428,000 or 8% from the $5,625,000 it received during 1998. The following table sets forth the sources of noninterest income from continuing operations for the years ended December 31, 2000, 1999 and 1998.

                                                                  Year Ended December 31,
                                                            2000            1999          1998
                                                         ------------------------------------------
                                                                       (in thousands)
  Service charges on deposit accounts                       $1,077          $1,041        $1,072
  Merchant draft processing, net                             4,856           3,154         2,609
  Loan servicing income                                        272             129           562
  Net realized gains (losses) on
    securities available for sale                             (171)             19           225
  Loss on sale of loans                                       (584)            ---           ---
  Other income                                                 656             854         1,157
                                                         ------------    -----------   ------------
                                                            $6,106          $5,197        $5,625
                                                         ============    ===========   ============


         Merchant draft processing net revenue increased in 2000 to $4,856,000 as compared to $3,154,000 in 1999 and $2,609,000 in 1998. In 2000 and 1999 the
Company benefited from the amortization of a lump sum payment of $2,600,000 received in December 1998. Such payment was a result of a renegotiated merchant card services contract with an independent sales organization. As of December 31, 2000 the payment has been fully amortized. For the full years ended December 31, 2000, 1999 and 1998 the Company recorded $1,440,000, $910,000 and $250,000 as revenue associated with the payment. In Addition, under the terms of the renegotiated contract the Company received a contract completion bonus in the amount of $528,000 during 2000. To offset the decline in future merchant bankcard processing revenues brought about by the completion of the contract referenced above, the Company has been building its overall merchant card services business through direct marketing efforts and new ISO relationships.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,277,000 and $908,000 as of December 31, 2000 and 1999, was estimated based upon industry loss data and management's assumptions regarding merchant risk borne by NBR. Factors that may effect NBR's merchant risk include the amount of merchant risk borne by an ISO through its marketing agreement with the Bank.

         Loan servicing revenues increased to $272,000 for the year ended December 31, 2000, compared to $129,000 in 1999, a decrease from $562,000 in 1998. The increase in 2000 was due to the Company's increased loan portfolio, as compared to the decline in 1999, which was due to normal prepayments occurring within the Company's loan servicing portfolio. Future loan servicing income will be dependent on prepayments of loans held in the Company's servicing portfolio.

         In 2000, $2,800,000 of callable bonds carried within the Company's investment securities portfolio were called by their issuers compared to $500,000 in 1999. As these bonds were purchased at par, the Company did not recognize any gain or loss on the redemption of such securities in 2000. In 1999 the Company recorded gains of $5,000. See Note D of Notes to Consolidated Financial Statements.

         As part of its asset repositioning strategy, the Company recorded a loss on sale of residential loans of $584,000 and loss on sale of securities available for sale of $171,000

         Noninterest Expense. Noninterest expense amounted to $15,948,000 in 2000, $16,166,000 in 1999 and $16,877,000 in 1998. This represents a decrease of
$218,000 or 1% in 2000 and a decrease of 711,000 or 4% in 1999 when compared to 1998.

         Salaries and employee benefits expense for 2000 decreased $162,000, or 2%, to $8,640,000, as compared to $8,802,000 for 1999. This compared with about a 2% increase during 1999 over the 1998 salaries and employee benefits expense of $8,638,000. The decrease in 2000 is a result in the reduction in the Company's full-time equivalent staff level. The increase in salaries and employee benefit expense in 1999 is due to the emphasis placed on growing the Company's core banking operations. The Company's full-time equivalent staff levels adjusted for discontinued operations, were 147, 162, and 174 at December 31, 2000, 1999, and 1998.

         Occupancy and equipment expense was $2,040,000 in 2000, $2,242,000 in 1999, and $2,743,000 in 1998. In 2000 and 1999 the decrease of $202,000 and
$501,000 as compared to the prior year was attributable to the Company's decreased space requirements as a result of the relocation of operating personnel.

          The following table describes the components of other noninterest expense for the years ended December 31, 2000, 1999 and 1998.

                                                           Year Ended December 31,
                                                     2000             1999          1998
                                                 -------------------------------------------
                                                               (in thousands)
 Professional fees                                        $950         $1,231          $769
 Regulatory expense and insurance                          453            459           588
 Postage and office supplies                               463            489           506
 Shareholder expenses and director fees                    412            320           339
 Advertising                                               420            217           188
 Telephone                                                 351            339           360
 Electronic data processing                              1,274          1,234         1,284
 Net costs of other real estate owned                      132            195           956
 Other                                                     813            638           506
                                                 --------------    -----------   -----------
                                                        $5,268         $5,122        $5,496
                                                 ==============    ===========   ===========


         Other noninterest expenses were $5,268,000 during 2000, an increase of $146,000, or 3%, when compared to 1999 expenses of $5,122,000. Other noninterest expense decreased $374,000 or 7% in 1999 when compared to 1998. The increase in 2000 was primarily due to an increase in advertising cost associated with the Company's emphasis on growing its core banking operations, partially offset by a decline in professional fees and OREO expenses. The decline in 1999 when compared to 1998 is primarily attributable to a decline of $761,000 in net OREO expenses.

          Income Taxes. The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The Company's effective tax rate on continuing operations was 40.4% in 2000, 38.8% in 1999 and 39.1% in 1998.


Business Segments

         The Company operates in two principal industry segments: core community banking and merchant card services. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 49,000 merchants throughout the United States.

Summary financial data by industry segment follows:

                                                           For the Year Ended,
                                                              December 31,
                                      -------------------------------------------------------------
                                            2000                  1999                 1998
                                      ------------------    ------------------   ------------------
                                                             (in thousands)

Community Banking:
  Revenue                                       $20,960               $21,187              $20,563
  Expenses                                       14,089                15,503               17,789
                                      ------------------    ------------------   ------------------
     Income before income tax                    $6,871                $5,684               $2,774
                                      ==================    ==================   ==================

Average assets                                 $414,181              $385,025             $382,790
                                      ==================    ==================   ==================

Bankcard:
  Revenue                                        $5,990                $3,697               $3,120
  Expenses                                        2,009                 1,413                1,128
                                      ------------------    ------------------   ------------------
     Income before income tax                    $3,981                $2,284               $1,992
                                      ==================    ==================   ==================

Average assets                                  $24,904               $21,940              $12,407
                                      ==================    ==================   ==================

Total Company:
  Revenue                                       $26,950               $24,884              $23,683
  Expenses                                       16,098                16,916               18,917
                                      ------------------    ------------------   ------------------
     Income before income tax                   $10,852                $7,968               $4,766
                                      ==================    ==================   ==================

Average assets                                 $439,085              $406,965             $395,197
                                      ==================    ==================   ==================



Community Banking

         The Community Banking segment's income before income taxes amounted to $6,871,000 in 2000 as compared to $5,684,000 in 1999 and $2,774,000 in 1998. The
Community Banking segment revenues decreased in 2000 as a result of a decline in the net interest margin due to an increase in high cost certificate of deposit accounts. In 2000 and 1999 segment expenses have declined primarily due to a decrease in the provision for loan losses, reduced OREO disposition costs and administrative expenses. Additionally, during 2000 the Company increased its loan portfolio through renewed marketing efforts. Total average portfolio loans were $329,799,000 in 2000 up from $293,352,000 in 1999, a 12% increase. In
December 2000 the Company sold $21,205,000 in single family residential loans and securitized another $17,949,000 as part of an asset repositioning strategy. The Company anticipates that the funds received from the loan sale will be used to fund growth in higher yielding, relationship-based commercial and commercial real estate loans.

Merchant Card Services

         The Merchant Card Services segment provides Visa and Mastercard credit card processing and settlement services for roughly approximately 49,000 merchants located throughout the United States. In 2000 processing volume amounted to $986,000,000. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of ISO's.

         The Merchant Card Services segment has experienced three successive years of revenue and earnings growth due to an increase in the number of merchants it services and an increase of ISO's to market its services. In December 1998 the Company renegotiated the terms of a processing contract with an ISO who represented $1,736,000 or 66% of the Company's 1998 merchant draft net processing revenue, $1,412,000 or 45% and $1,979,000 or 41% of such revenue in 1999 and 2000, respectively. As a result of the renegotiation the ISO brought down its processing rate in consideration for a payment of $2,600,000 to the Company. The Company amortized the payment over the life of the renegotiated contract. During 2000, 1999 and 1998, $1,440,000, $910,000 and $250,000 of this payment was recognized as revenue. At December 31, 2000 such processing revenue had been fully amortized.

         The Company was informed in July 2000 that the ISO discussed above was transferring all of its remaining customers processed by the Company to a new processor. The effective date of this transfer was July 24, 2000. Subsequent to this transaction date, the Company has continued to process charge-back transactions originating from merchant card sales activity occurring prior to the final transfer date through the end of 2000. Under the terms of the renegotiated contract the Company received a contract completion bonus in the amount of $528,000. Since April 1999, in an effort to offset the anticipated decline in future merchant bankcard processing revenues from the completion of the contract discussed above, the Company has been building its overall merchant card services business through additional direct marketing efforts and developing new ISO relationships.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,277,000 and $908,000 as of December 31, 2000 and 1999, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company, and management's assumptions regarding merchant and ISO risk. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $713,000, $449,000 and $322,000 in 2000, 1999 and 1998. While
charge-off levels were nominal from 1997 to 2000, the increase in the allowance reflects the growth in proprietary merchant account volume, increased exposures to internet merchants, and a new ISO relationship in which the Company assumes fraud risk directly rather than looking first to the ISO.

         The following table summarized the Company's merchant card allowance for charge-back losses:


                                           For the Year Ended
                                              December 31,
                                    2000          1999         1998
                                -----------------------------------------
                                             (in thousands)

Beginning allowance                      $908         $459          $137
Provision for losses                      713          449           322
Charge-offs                              (344)         ---           ---
                                -----------------------------------------
Ending allowance                       $1,277         $908          $459
                                =========================================


Discontinued Operations

         On September 10, 1999 the Company divested itself of its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As a result of the divestiture, the Company lost 95 employees of whom 63 were hired by Valley Financial Funding, Inc., while 32 were terminated by the Company. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. After tax income (loss) from discontinued operations for 1999 and 1998 was ($437,000) and $2,187,000, respectively. Revenue from discontinued operations was $4,369,000 for the year ended December 31, 1999, as compared to $10,863,000 for 1998. In 2000 there was no revenue recognized from discontinued operations. Due to the disposition, the Company no longer carries or funds a mortgage loans held for sale position. This position was previously funded with other borrowings and time deposits.

Investment Portfolio

      The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities held to maturity until maturity and management believes that the Company has the ability to do so. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. The following table summarizes the maturities of the Company's debt securities at their carrying value and their weighted average yields at December 31, 2000. Yields on tax-exempt securities have been computed on a tax-equivalent basis.


                                                            Available for Sale
                                        After One Through      After Five Through
                       Within One Year      Five Years              Ten Years         After Ten Years     Total
                     -----------------  -----------------   -------------------------------------------------------------
                      Amount     Yield  Amount   Yield          Amount    Yield       Amount    Yield    Amount   Yield
                     -----------------  -----------------   -------------------------------------------------------------
                                                           (dollars in thousands)
U.S. Government
   obligations        $2,991   5.76%    $25,010   6.16%           $---    ---          $---     ---    $28,001    6.12%
 Mortgage-backed                                                   648   7.11%       18,016    6.97%    18,664    6.97
 Other securities                         5,967   6.63                                                   5,967    6.63
                     --------          ---------           ------------           ----------          ---------
   Total              $2,991   5.78%    $30,977   6.41%           $648   7.11%      $18,016    6.97%   $52,632    6.48%
                     ========          =========           ============           ==========          =========



                                                            Held to Maturity
                                        After One Through      After Five Through
                      Within One Year       Five Years               Ten Years       After Ten Years     Total
                     -----------------  -----------------   -------------------------------------------------------------
                      Amount    Yield     Amount   Yield        Amount    Yield      Amount    Yield     Amount   Yield
                     -----------------  -----------------   -------------------------------------------------------------
                                                           (dollars in thousands)
U.S. Government
   obligations       $  ---       ---     $6,991    6.14%        $6,000    6.68%     $  ---     ---      $12,991   6.39%
 Mortgage-backed                                                                      11,953    6.54      11,953   6.54
 Other securities                            201    4.70          1,085    5.54        3,571    7.12       4,857   6.67
                     --------           ---------           ------------           ----------           ---------
   Total             $  ---       ---     $7,192    6.10%        $7,085    6.51%     $15,524    6.67%    $29,801   6.49%
                     ========           =========           ============           ==========           =========



         The following table summarizes the book value of the Company's investment securities held on the dates indicated:

                                                                          Available for Sale
                                                                              December 31,
                                                              2000               1999                1998
                                                       ----------------------------------------------------------
                                                                             (in thousands)
 U.S. Government obligations                                      $28,001             $36,098            $28,540
 Mortgage-backed securities                                        18,664                 858                ---
 Other securities                                                   5,967               6,782              1,998
 FHLB and FRB Stock                                                 2,777               2,647              4,105
                                                       ----------------------------------------------------------
   Total                                                          $55,409             $46,385            $34,643
                                                       ==========================================================


                                                                           Held to Maturity
                                                                             December 31,
                                                              2000               1999                1998
                                                       ----------------------------------------------------------
                                                                             (in thousands)
 U.S. Government obligations                                      $12,991             $12,989            $10,986
 Mortgage-backed securities                                        11,953              13,364             11,153
 Other securities                                                   4,857               3,967              3,628
                                                       ----------------------------------------------------------
   Total                                                          $29,801             $30,320            $25,767
                                                       ==========================================================

Loan Portfolio

         The Company concentrates its lending activities in three principal areas: real estate mortgage loans (residential and commercial loans), real estate construction loans and commercial loans. At December 31, 2000, these three categories accounted for approximately 61%, 16% and 21% of the Company's loan portfolio. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrowers' depository relationships with the Company and prevailing money market rates indicative of the Company's cost of funds.

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


                                                                    December 31,
                                        ------------------------------------------------------------------
                                            2000          1999         1998         1997         1996
                                        ------------------------------------------------------------------
                                                                 (in thousands)
Residential real estate mortgage             $98,914      $130,504      $97,194      $93,516     $115,631
 Commercial real estate mortgage              93,091        79,476       59,257       57,425       67,401
 Commercial                                   66,645        61,165       63,260       69,097       73,987
 Real estate construction                     49,460        40,059       46,905       55,031       84,908
 Installment and other                         7,900         4,624        5,095        9,200        8,284
 Less net deferred fees                         (909)       (1,383)      (2,395)      (1,873)      (2,797)
                                        ------------------------------------------------------------------
   Total loans                               315,101       314,445      269,316      282,396      347,414
 Less allowance for loan losses               (7,674)       (7,931)      (8,041)      (7,645)      (7,040)
                                        ------------------------------------------------------------------
   Net loans                                $307,427      $306,514     $261,275     $274,751     $340,374
                                        ==================================================================

         Real Estate Mortgage Loans. As of December 31, 2000, the Company's residential mortgage loans totaled $98,914,000, or 31%, of its total loans. These loans were predominantly originated in Sonoma and Mendocino Counties. Total residential loans decreased $31,590,000 during 2000 as compared to an increase of $33,310,000 in 1999. The decline in 2000 is due to the Company's sale of $21,205,000 in single family residential loans and the securitization of another $17,949,000 as part of an asset repositioning strategy. The Company anticipates that the funds received from the loan sale will be used to fund growth in higher yielding relationship-based commercial and commercial real estate loans. The increase in 1999 and 1998 were the result of normal loan origination activity. As of December 31, 1999, residential mortgage loans totaled $130,504,000 or 42% of total loans. As of December 31, 1998, residential mortgage loans totaled $97,194,000 or 36% as compared to December 31, 1997 total of $93,516,000 or 33% of the total portfolio. Such loans declined $22,115,000 during 1997 due to a curtailment of origination activity. As of December 31, 1996 residential mortgage loans totaled $115,631,000. Such loans declined $34,509,000 during 1996 due to prepayments and continuing restructuring of the Company's balance sheet. This 1996 restructuring was accomplished by a $34,000,000 loan sale in the second quarter of 1996.

         At December 31, 2000, $38,306,000, or 39%, of the Company's residential real estate mortgage loans were fixed-rate mortgage loans having original terms ranging from one to thirty years. Another $35,689,000, or 36% were held as adjustable-rate mortgages. The balance of these loans, $24,919,000, or 25%, consisted of multifamily loans and loans on improved single-family lots. The majority of the Company's residential mortgage loans have been underwritten for the Company's portfolio and do not necessarily meet standard underwriting criteria for sale in the secondary market. Approximately 79% of the total amount outstanding had principal balances that were less than $300,000. The Company's residential real estate mortgage loans predominately have loan-to-value ratios of 80% or less, using current loan balances and appraised values as of the time of origination. The Company's general policy is not to exceed an 80% loan-to-value ratio on residential mortgage loans without mortgage insurance. The Company generally does not make portfolio loans on a negative amortization basis.

         As of December 31, 2000, the Company had outstanding $93,091,000 in commercial mortgage loans, which constituted 30% of total loans. These loans were primarily secured by owner-occupied commercial properties and have 5 to 15 year maturities based upon 25 to 30 year amortization periods. The ratio of the loan principal amount to appraised values are generally 75% or less, using appraised values at the time of loan origination, and the loans are predominantly for owner-occupied small office buildings or office/warehouses. The Company originates commercial mortgage loans that are guaranteed by the SBA up to 70% to 90% of the balance. The SBA guaranteed portion of such loans can be sold into the secondary market with the unguaranteed principal balance retained. The aggregate retained unguaranteed principal balance of such loans was $5 million at December 31, 2000. Approximately 37% of the total amount outstanding of commercial mortgage loans had principal balances that were less than $250,000.

           Real Estate Construction Loans. The Company's primary market focus emphasizes individual borrowers and small residential and commercial projects. The economic viability of the project and the borrower's past development record and creditworthiness are primary considerations in the loan underwriting decision. The Company had $49,460,000 in construction loans outstanding at December 31, 2000, comprising 16% of its total loans. These loans were principally located in Northern California. This represents an increase of $9,401,000 or 23% from 1999. In 1999 and 1998 construction loans decreased $6,846,000 or 15% and $8,126,000 or 15% of total loans respectively. As of December 31, 2000, approximately $16 million of these loans consisted of 49 single-family individual-borrower construction loans, and the remaining loans included 12 subdivision projects, 15 land development projects and 7 commercial projects. At December 31, 2000, the largest single-family construction loan commitment was $3,845,000, and the average commitment was less than $504,000. The largest commitment for a subdivision project was $4,250,000 and the average subdivision commitment was less than $1,154,000. The average commercial project involved a loan of approximately $1,270,000.

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

         Commercial Loans. Commercial loans consist primarily of short-term financing for businesses and professionals located in Sonoma and Mendocino Counties. At December 31, 2000, these loans totaled $66,645,000, or 21%, of the Company's total loans. This represents an increase of $5,480,000 or 9% from 1999 due to the Company's marketing efforts and a general expansion of businesses within the Company's market area. In 1999 commercial loans decreased $2,095,000 or 3% from 1998 due to normal loan payoffs and the competitive banking environment. The commercial loans are diversified as to industries and types of businesses, with no material industry concentrations. Commercial loan borrowers generally have deposit relationships with the Company. The commercial loans can be unsecured or secured by various assets, including equipment, receivables, deposits and other assets. Commercial loans may be secured by commercial or residential property; however, they are not classified as mortgage loans since these loans are not typically taken out for the purpose of acquiring real estate and the loans are short-term. In these cases, the mortgage collateral is often taken as additional collateral. As of December 31, 2000, the size of individual commercial loans varied widely, with 91% having principal balances less than $350,000. At December 31, 2000, the Company had 9 commercial borrowers whose aggregate individual liability exceeded $2,000,000.

          Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of the commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2000, the Company did not have any outstanding unfunded mortgage loan commitments. There were $51,011,000 in undisbursed loan commitments and $139,000 in standby letters of credit.

         Maturity Distribution. The following table shows the maturity distribution of the Company's commercial and real estate construction loans outstanding as of December 31, 2000, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

                                                            After One
                                                 Within      Through     After Five
                                                One Year    Five Years      Years        Total
                                              -----------------------------------------------------
                                                                 (in thousands)

Commercial                                         $22,528      $16,757       $27,360      $66,645
Real estate construction                            35,918        6,756         6,786       49,460
                                              -----------------------------------------------------
  Total                                            $58,446      $23,513       $34,146     $116,105
                                              =====================================================


Loans with fixed interest rates                    $22,273       $7,773        $3,342      $33,388
Loans with variable interest rates                  36,173       15,740        30,804       82,717
                                              -----------------------------------------------------
  Total                                            $58,446      $23,513       $34,146     $116,105
                                              =====================================================

Deposit Structure

         The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposits, savings and checking accounts. In addition to the Company's local depository offices, it attracts certificates of deposit, primarily from financial institutions throughout the nation, by publishing rates in national publications. These certificates of deposit have often been set at interest rates at or above local market retail deposit rates to attract deposits. The national deposit market is utilized to supplement the Company's liquidity needs. There can be no assurance that this funding practice will continue to provide deposits at attractive rates or that applicable federal regulations will not limit the Company's ability to attract deposits in this manner. The amount of such deposits was $495,000 and $793,000 as of December 31, 2000 and 1999. The Company generally does not purchase brokered deposits and had no brokered deposits at December 31, 2000.

         The following chart sets forth the distribution of the Company's average daily deposits for the periods indicated.


                                                               Year Ended December 31,
                                     ------------------------------------------------------------------------
                                              2000                     1999                     1998
                                     ----------------------   ----------------------   ----------------------
                                        Amount      Rate         Amount      Rate         Amount      Rate
                                     ----------------------   ----------------------   ----------------------
                                                               (dollars in thousands)
 Transaction accounts:
   Savings & Money Market                $98,576      3.40%       $108,290     3.21%       $119,624     3.97%
   NOW                                    27,050      1.19          25,081     1.18         23,236      1.27
   Noninterest bearing                    80,923       ---          85,851      ---         82,074       ---
 Time deposits $100,000 and over          81,215      5.86          49,919     5.43         35,349      5.45
 Other time deposits                      98,915      5.60          87,194     4.96         81,920      5.39


         The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2000 (in thousands):

 Remaining Maturity:
   Three months or less                                  $35,715
   Over three months to six months                        25,442
   Over six months to 12 months                           27,306
   Over 12 months                                          4,577
                                              -------------------
     Total                                               $93,040
                                              ===================

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

Other Borrowings

         NBR maintains a secured line of credit with the FHLB collateralized by approximately $76,500,000 in residential mortgage loans. Available credit under this line at December 31, 2000 was $70,000,000. Advances can be made on a long-term and short-term basis with a rolling maturity date. On occasion, a borrowing is made on a fixed maturity basis. In such instances, maturities do not extend beyond one year. Redwood also maintains a $3,000,000 unsecured line of credit with a major financial institution. As of December 31, 2000, there was no outstanding balance under this line. In addition, the Company enters into various short-term borrowing agreements, which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans.

         The following table summarizes the balances outstanding at year end, the highest amount of borrowings outstanding for a month-end during the year, the average balance of borrowings and the weighted average rate for the years ended December 31, 2000, 1999 and 1998.



                                                               2000                 1999                  1998
                                                          ----------------------------------------------------------

 Balance, December 31                                           $3,528               $4,695                $1,371
 Average balance during the year                                 5,333                1,383                12,000
 Average interest rate during the year                            6.56%               10.27%                 9.23%
 Maximum month-end balance during the year                     $11,350              $17,785               $19,783
 Date of maximum month-end balance                             November             September              August


Asset Quality

         The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company conducts its own internal credit review processes and, in addition, contracts with an independent loan reviewer who performs monthly reviews of new loans and potential problem loans that fall within predetermined parameters. The Board of Directors of NBR has an internal asset review committee which reviews the asset quality of new and problem loans on a monthly basis and reports the findings to the full Board. In management's opinion, this loan review system facilitates the early identification of potential problem loans.

         The performance of the Company's loan portfolio is evaluated regularly by management. The Company places a loan on nonaccrual status when one of the following events occurs: (1) any installment of principal or interest is 90 days or more past due (unless, in management's opinion, the loan is well secured and in the process of collection); (2) management determines the ultimate collection of principal of or interest on a loan to be unlikely; or (3) the terms of a loan have been renegotiated to less than market rates due to a serious weakening of the borrower's financial condition.

         With respect to the Company's policy of placing loans 90 days or more past due on nonaccrual status unless the loan is well secured and in the process of collection, a loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 30 days. When a loan is placed on nonaccrual status, the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is deemed by management to be probable. Where the collectability of principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

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

         At December 31, 2000 and 1999 the Company's total recorded investment in impaired loans was $1,380,000 and $4,430,000 of which $1,085,000 and $4,119,000 relates to the recorded investment for which there is a related allowance for credit losses of $299,000 and $1,121,000. The amount of that recorded investment for which there is no related allowance for credit losses was $295,000 and $311,000 at December 31, 2000 and 1999. At December 31, 2000
substantially all of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated present value cash flow.

          The average recorded investment in impaired loans during the years ended December 31, 2000, 1999 and 1998 was $1,424,000, $4,420,000 and
$10,377,000. The related amount of interest income recognized during the period that such loans were impaired was $54,000, $292,000 and $578,000.

         As of December 31, 2000 and 1999 there were $908,000 and $3,063,000 of loans on which the accrual of interest had been discontinued. Interest due but excluded from interest income on loans placed on nonaccrual status was $280,000, $362,000 and $341,000 for the years ended December 31, 1999, 1998 and 1997.
Interest income received on nonaccrual loans was $129,000, $205,000 and $51,000 for the years ended December 31, 2000, 1999 and 1998.

         The   following   table  sets   forth  the  amount  of  the   Company's
nonperforming assets as of the dates indicated.

                                                                                    December 31,
                                                          ------------------------------------------------------------------
                                                             2000          1999         1998          1997          1996
                                                          ------------------------------------------------------------------
                                                                               (dollars in thousands)

 Nonaccrual loans                                               $908        $3,063       $5,556        $7,883        $8,246
 Accruing loans past due 90 days or more                         ---           ---          ---           735         1,536
 Restructured loans (in compliance with modified terms)          295         1,018        1,045         1,109           599
                                                          ------------------------------------------------------------------
   Total nonperforming loans                                   1,203         4,081        6,601         9,727        10,381
 Other real estate owned                                         757         2,363        2,181         6,352         2,132
 Other assets owned                                              ---           ---          129           542           668
                                                          ------------------------------------------------------------------
   Total nonperforming assets                                 $1,960        $6,444       $8,911       $16,621       $13,181
                                                          ==================================================================

 Nonperforming loans to total loans                             0.38%         1.30%        2.45%         3.44%         2.99%
 Nonperforming assets to total assets                           0.43          1.52         2.11          3.72          2.64
 Allowance for loan losses to nonperforming assets            391.53        123.08        90.24         46.00         53.41
 Allowance for loan losses to nonperforming loans             637.91        194.34       121.82         78.60         67.82


         Nonperforming loans totaled $1,203,000 at December 31, 2000, consisting of $603,000 that were secured by residential real estate with the remaining $600,000 either unsecured or collateralized by various business assets other than real estate.

         Other real estate owned totaled $757,000 at December 31, 2000, consisting of $222,000 in commercial buildings and the remaining $535,000 is a motel.

         In addition to the above mentioned assets, as of December 31, 2000 management of the Company has identified four lending relationships which in aggregate amount to approximately $1,288,000 in potential nonperforming loans, as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower. Two of these loans are residential and two are commercial properties.

         The  following  table  provides  certain   information  for  the  years
indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.



                                                                   Year Ended December 31,
                                           ------------------------------------------------------------------------
                                              2000           1999           1998           1997           1996
                                           ------------------------------------------------------------------------
                                                                    (dollars in thousands)


 Balance at beginning of period                 $7,931         $8,041         $7,645         $7,040         $5,037
                                           ------------------------------------------------------------------------

 Charge-offs:
   Residential real estate mortgage                111             21            617            408            741
   Commercial real estate mortgage                 ---            612            355            124            244
   Commercial                                      461            769            794            784          2,517
   Real estate construction                         90            100            179            456            725
   Installment and other                            39             13             55            148            337
                                           ------------------------------------------------------------------------
 Total charge-offs                                 701          1,515          2,000          1,920          4,564
                                           ------------------------------------------------------------------------

 Recoveries:
   Residential real estate mortgage                 69             42             31             15              2
   Commercial real estate mortgage                  22             45             10            ---              5
   Commercial                                      169            498            279            295            252
   Real estate construction                          3             53              3            ---            ---
   Installment and other                            31             17             33            115             46
                                           ------------------------------------------------------------------------
 Total recoveries                                  294            655            356            425            305
                                           ------------------------------------------------------------------------

 Net charge-offs                                   407            860          1,644          1,495          4,259
                                           ------------------------------------------------------------------------

 Provision for loan losses                         150            750          2,040          2,100          6,262
                                           ------------------------------------------------------------------------

 Balance at end of period                       $7,674         $7,931         $8,041         $7,645         $7,040
                                           ========================================================================

 Net charge-offs during the period
   to average loans                               0.12%          0.29%          0.62%          0.46%          1.22%
 Allowance for loan losses to total loans         2.44           2.52           2.99           2.71           2.03
 Allowance for loan losses
   to nonperforming loans                       637.91         194.34         121.82          78.60          67.82


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

         It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover anticipated charge-offs, and management believes that the allowance at December 31, 2000 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

         The table below sets forth the allocation of the allowance for loan losses by loan type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified as well as estimated losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have changed.

         Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness which does not exist, in that the allowance is utilized as a single unallocated allowance available for all loans and undisbursed commitments. The allocation below should not be interpreted as an indication of the specific amounts or loan categories in which future charge-offs will occur.


                                                                        December 31,
                         -----------------------------------------------------------------------------------------------------
                                  2000                1999                  1998                1997                1996
                         -----------------------------------------------------------------------------------------------------
                          Allowance   % of    Allowance    % of     Allowance   % of    Allowance    % of   Allowance   % of
                          for Losses  Loans   for Losses   Loans    for Losses  Loans   for Losses   Loans  for Losses  Loans
                         -----------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)


 Residential real
   Estate mortgage          $1,195      32%     $2,258       42%     $1,725      36%     $2,061      34%     $1,522      34%
 Commercial real
   Estate mortgage           1,549      29         947       25       1,260      22         650      20         809      19
 Commercial                  2,187      21       2,088       19       2,514      23       1,640      24       1,753      21
 Real estate construction    1,416      16       1,064       13       1,691      17       1,821      19       2,076      24
 Installment and other         257       2         130        1         207       2         194       3         231       2
 Unallocated                 1,071     ---       1,444      ---         644     ---       1,279     ---         649     ---
                         ------------------  -------------------  ------------------  ------------------  ------------------
 Total                      $7,674     100%     $7,931      100%     $8,041     100%     $7,645     100%     $7,040     100%
                         ==================  ===================  ==================  ==================  ==================


         From time to time the Company may be required to repurchase mortgage loans from investors depending upon representations and warranties of the purchase agreement between the investor and the Company. Such representations and warranties include valid appraisal, status of borrower and fraud. The Company expects that it may be required to repurchase loans in the future. In 2000, 1999 and 1998 the Company was required by various mortgage loan investors to repurchase 2, 4 and 9 nonperforming residential mortgage loans totaling $120,000, $943,000 and $542,000. The Company maintains a reserve for its estimate of potential losses associated with the potential repurchase of previously sold mortgage loans. Such reserve amounted to $93,000, $142,000 and $172,000 as of December 31, 2000, 1999 and 1998.


Liquidity

         Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity are associated with dividend payments made to the stockholders and operating expenses. It is the Company's general policy to maintain liquidity levels at the parent which management believes to be consistent with the safety and soundness of the Company as a whole. As of December 31, 2000, Redwood held $1,648,000 in deposits at NBR. In addition, the Company has a $3,000,000 unsecured line of credit with a major financial institution, which bears an interest rate equal to the prime rate plus one percent. As of December 31, 2000 there was no outstanding balance under this line of credit.

         Payment of dividends by the Company is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would be undercapitalized as a result. If NBR is restricted from paying dividends, Redwood might be unable to pay the above obligations. No assurance can be given as to the ability of NBR to pay dividends to Redwood. In 2000, 1999 and 1998 NBR declared dividends payable to Redwood of $12,129,000, $10,900,000 and $1,200,000, respectively.

         Although each entity within the consolidated group manages its own liquidity, the Company's consolidated cash flows can be divided into three distinct areas; operating, investing and financing. For the year ended December 31, 2000 the Company received $4,958,000 in cash flows from operations and $25,305,000 in financing activities while using $6,891,000 in investing activities.

         The principal sources of asset liquidity are federal funds sold. Secondary sources of liquidity are loan repayments, investment securities available for sale, maturing investment securities held to maturity, and loans and investments that can be used as collateral for other borrowings. At December 31, 2000, the Company had $22,328,000 in federal funds sold. Total investment securities were $85,210,000, of which $51,513,000 were pledged.

         Liability-based liquidity includes interest-bearing and noninterest bearing retail deposits, which are a relatively stable source of funds, time deposits from financial institutions throughout the United States, federal funds purchased, and other short-term and long-term borrowings, some of which are collateralized. The Company collateralized FHLB advances as NBR is a member of the FHLB. Management uses FHLB advances as part of its funding strategy because the rates paid for those advances are generally in line with the rates paid on time certificates of deposits. FHLB advances must be collateralized by the pledging of qualified mortgage loans of NBR. At December 31, 2000, approximately $76,500,000 of residential mortgage loans were pledged to secure any funds the Company may borrow in the future. NBR's FHLB borrowing limitation at December 31, 2000 was $70,000,000. At December 31, 2000, 1999 and 1998 NBR had paid off all FHLB advances. Management believes that at December 31, 2000 the Company's liquidity position was adequate for the operations of Redwood and its subsidiaries for the foreseeable future.

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

         Under the risk-based capital standard, assets reported on an institution's balance sheet and certain off-balance-sheet items are assigned to risk categories, each of which is assigned a risk weight. This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity and noncumulative preferred stock) and "Tier 2" capital (defined as principally comprising the allowance for loan losses and subordinated debt). At December 31, 2000, 1999 and 1998, the Company and its subsidiaries were required to maintain a total risk-based capital ratio of 8% and a Tier 1 capital ratio of at least 4%.

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

         The table below shows the capital ratios for the Company and NBR at December 31, 2000.


                                                        Company           NBR
                                                    ----------------------------

 Total capital to risk based assets                      11.25%        10.70%
 Tier 1 capital to risk based assets                      9.99%         9.44%
 Leverage ratio                                           7.72%         7.29%



         Under  the  most  stringent  capital   requirement,   the  Company  has
approximately $11,194,000 in excess capital before it becomes under-capitalized. Similarly, NBR has $9,278,000 in excess capital.

Common Stock Repurchase

         In November 1998, the Board of Directors authorized the repurchase of up to 5% of the outstanding stock of the Company or 171,000 shares. This repurchase authorization was completed in November 1999. Upon completion of the initial 5% repurchase the Company's Board of Directors authorized an additional 5% and 10% share repurchase.

         During 2000 and 1999 the Company repurchased 428,875 and 191,500 shares of its common stock for $8,283,000 and $4,182,000. The average price paid under the repurchase program was $19.31 in 2000 and $21.84 in 1999.

         In December 2000 and February 2001 the Board of Directors authorized the repurchase of up to 10% of the Company's total shares outstanding or 285,000 and 257,000 shares. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions. The repurchase will be funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering concluded on February 22, 2001.



Trust Preferred Securities

         In February 2001 the Company completed its $10,000,000 participation in a pooled trust preferred securities offering. The financing, which qualifies for tier 1 capital treatment, bears an interest rate of 10.2% and is due in 30 years. Debt issuance costs amounted to approximately $300,000 and will be amortized over the life of the offering. The funds are being used for stock repurchases and other corporate purposes.



Item 7A. Quantitative and Qualitative Disclosures about Market Risk


         As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company's interest bearing liabilities and all of the Company's interest earning assets are located at the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate loan portfolio, concentrated primarily within northern California, is subject to risks associated with the local economy. The Company does not own any trading assets. See "Asset Quality" in item 7.

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

         The following table sets forth, as of December 31, 2000, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.



                                                            After Three    After Six   After One
                                               Within        Months But    Months But  Year But
                                               Three         Within Six     Within     Within    After Five
                                               Months          Months      One year   Five Years    Years     Total
                                           -------------------------------------------------------------------------
                                                                    (dollars in thousands)
Earning assets:
Federal funds sold                              $22,328         $ ---       $ ---       $ ---      $ ---    $22,328
Investment securities                               988         1,003       6,670      38,169     38,380     85,210
Loans                                           143,374        52,425      16,619      49,252     53,431    315,101
                                           -------------------------------------------------------------------------
Total earning assets                            166,690        53,428      23,289      87,421     91,811    422,639
                                           -------------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts           127,341           ---         ---         ---        ---    127,341
Time deposits                                    71,582        48,813      56,038       9,832        ---    186,265
Other borrowings                                  3,528           ---         ---         ---        ---      3,528
                                           -------------------------------------------------------------------------
Total interest-bearing liabilities              202,451        48,813      56,038       9,832        ---    317,134
                                           -------------------------------------------------------------------------

Interest rate sensitivity gap                  ($35,761)       $4,615    ($32,749)    $77,589    $91,811   $105,505
                                           =========================================================================

Cumulative interest rate sensitivity gap       ($35,761)     ($31,146)   ($63,895)    $13,694   $105,505
                                           ==============================================================

Interest rate sensitivity gap ratio                 .82          1.09         .42        8.89        N/A

Cumulative interest rate sensitivity gap            .82           .88         .79        1.04       1.33

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

         Management expects that, in a declining rate environment, the Company's net interest margin would be expected to decline, and, in an increasing rate environment, the Company's net interest margin would tend to increase. The Company has experienced greater mortgage lending activity through mortgage refinancing and financing new home purchases as rates declined, and may increase its net interest margins in an increasing rate environment if more traditional commercial bank lending becomes a higher percentage of the overall earning assets mix. There can be no assurance, however, that under such circumstances the Company will experience the described relationships to declining or increasing interest rates.

         On a quarterly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a December 31, 2000 and 1999 summary of interest rate risk exposure as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of 200 basis points up and 200 basis points down.


         2000
         ----                                 Change in Annual                       Change in
         Change in Interest Rate              Net Interest Income               Market Value of Equity

                +200                                $274,000                         ($8,381,000)
                +100                                 185,000                          (4,116,000)
                -100                                (438,000)                          1,962,000
                -200                                (967,000)                          2,886,000

         1999
         ----
                +200                                ($96,000)                       ($10,606,000)
                +100                                 (40,000)                         (5,486,000)
                -100                                 (20,000)                          5,176,000
                -200                                (569,000)                          6,478,000


         The Company's interest rate risk exposure to a rising rate environment decreased in 2000, while exposure to a falling interest rate environment increased in 2000. This increase was principally due to modest growth in fixed rate commercial and residential real estate loans.

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

Item 8.  Financial Statements and Supplementary Data

Financial Statements

         The following consolidated financial statements of Redwood and its subsidiaries and the report of independent auditors are included in this section:


                                                                                                             Page


         Reports of Independent Auditors......................................................................51
         Consolidated Financial Statements of Redwood Empire Bancorp and Subsidiaries
           Consolidated Statements of Operations for the years ended
                December 31, 2000, 1999 and 1998..............................................................53
           Consolidated Balance Sheets as of December 31, 2000 and 1999.......................................55
           Consolidated Statements of Shareholders' Equity for the years ended
                December 31, 2000, 1999 and 1998..............................................................56
           Consolidated Statements of Cash Flows for the years ended
                December 31, 2000, 1999 and 1998..............................................................57
           Notes to Consolidated Financial Statements.........................................................59


REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Redwood Empire Bancorp
Santa Rosa, California


         We have audited the accompanying consolidated balance sheet of Redwood Empire Bancorp and subsidiaries (Company) as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 were audited by other auditors whose report dated January 24, 2000 expressed an unqualified opinion on those financial statements.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Empire Bancorp and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.




                                        Crowe, Chizek and Company LLP
South Bend, Indiana
January 19, 2001, except for Note Y
as to which the date is March 9, 2001

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Redwood Empire Bancorp
Santa Rosa, California


         We have audited the accompanying consolidated balance sheet of Redwood Empire Bancorp and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Redwood Empire Bancorp and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.




Deloitte & Touche  LLP
San Francisco, California
January 26, 2000

                                          REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                           Consolidated Statements of Operations
                                      (in thousands, except share and per share data)

                                                                                         Year Ended December 31,
                                                                              ----------------------------------------------
                                                                                  2000           1999             1998
                                                                              -------------  --------------   --------------
Interest income:
  Interest and fees on loans                                                       $29,769         $25,924          $25,183
  Interest on investment securities                                                  5,035           4,239            4,334
  Interest on federal funds sold                                                       359             470            1,040
                                                                              -------------  --------------   --------------
Total interest income                                                               35,163          30,633           30,557

Interest expense:
  Interest on deposits                                                              13,969          10,736           11,392
  Interest on other borrowings                                                         350              68              ---
  Interest on subordinated notes                                                       ---             142            1,107
                                                                              -------------  --------------   --------------
Total interest expense                                                              14,319          10,946           12,499
                                                                              -------------  --------------   --------------

Net interest income                                                                 20,844          19,687           18,058
Provision for loan losses                                                              150             750            2,040
                                                                              -------------  --------------   --------------

Net interest income after provision for loan losses                                 20,694          18,937           16,018
                                                                              -------------  --------------   --------------

Noninterest income:
  Service charges on deposit accounts                                                1,077           1,041            1,072
  Merchant draft processing, net                                                     4,856           3,154            2,609
  Loan servicing income                                                                272             129              562
  Net realized gains (losses) on securities
    available for sale                                                                (171)             19              225
  Loss on sale of loans                                                               (584)            ---              ---
  Other income                                                                         656             854            1,157
                                                                              -------------  --------------   --------------
Total noninterest income                                                             6,106           5,197            5,625
                                                                              -------------  --------------   --------------

Noninterest expense:
  Salaries and employee benefits                                                     8,640           8,802            8,638
  Occupancy and equipment expense                                                    2,040           2,242            2,743
  Other                                                                              5,268           5,122            5,496
                                                                              -------------  --------------   --------------
Total noninterest expense                                                           15,948          16,166           16,877
                                                                              -------------  --------------   --------------

Income from continuing operations before income taxes and extraordinary item        10,852           7,968            4,766
Provision for income taxes                                                           4,386           3,093            1,862
                                                                              -------------  --------------   --------------

Income from continuing operations before extraordinary item                          6,466           4,875            2,904

Discontinued operations:
  Income (loss) from discontinued operations
   (less applicable income taxes (benefit) of $0, $(435) and $240)                     ---            (270)           2,187
  Loss on disposal of discontinued operations, net of tax benefit
   of $0, $(113) and $0                                                                ---            (167)             ---

                                                                              -------------  --------------   --------------
   Income (loss) from discontinued operations                                          ---            (437)           2,187
                                                                              -------------  --------------   --------------

Income before extraordinary item                                                     6,466           4,438            5,091

Extraordinary loss, net of income tax benefit of $0, $(183) and $0                     ---            (276)             ---
                                                                              -------------  --------------   --------------

Net income                                                                           6,466           4,162            5,091
Dividends on preferred stock                                                           ---             ---              112
                                                                              -------------  --------------   --------------
Net income available for common stock shareholders                                  $6,466          $4,162           $4,979
                                                                              =============  ==============   ==============


                                 (Continued)

                                         REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                          Consolidated  Statements of Operations
                                          (in thousands, except per share data)
                                                       (Continued)

                                                                                        Year Ended December 31,
                                                                                 2000            1999             1998
                                                                             --------------  --------------   -------------


Basic earnings (loss) per common share:
   Income from continuing operations before extraordinary item                       $2.12          $1.45             $.88
   Income (loss) from discontinued operations                                          ---           (.13)             .69
   Income before extraordinary item                                                   2.12           1.32             1.57
   Net income available for common stock shareholders                                 2.12           1.24             1.57
   Weighted average shares                                                       3,051,000      3,364,000        3,170,000

Diluted earnings (loss) per common share:
   Income from continuing operations before extraordinary item                       $2.08          $1.41             $.84
   Income (loss) from discontinued operations                                          ---           (.13)             .63
   Income before extraordinary item                                                   2.08           1.28             1.47
   Net income available for common stock shareholders                                 2.08           1.20             1.47
   Weighted average shares                                                       3,109,000      3,456,000        3,465,000


                                                        (Concluded)



 See Notes to Consolidated Financial Statements.

                                         REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                               Consolidated Balance Sheets
                                            (in thousands, except share data)


                                                                                        December 31,            December 31,
                                                                                            2000                    1999
                                                                                     -------------------     -------------------
Assets:
Cash and due from banks                                                                         $21,599                 $19,058
Federal funds sold                                                                               22,328                   1,497
                                                                                     -------------------     -------------------
  Cash and cash equivalents                                                                      43,927                  20,555

Investment securities:
  Held to maturity, at cost (fair value: 2000 - $29,657; 1999 - $29,276)                         29,801                  30,320
  Available for sale, at fair value (amortized cost: 2000 - $55,276; 1999 - $47,314)             55,409                  46,385

                                                                                     -------------------     -------------------
    Total investment securities                                                                  85,210                  76,705
Loans:
    Portfolio loans                                                                             315,101                 314,445
    Less allowance for loan losses                                                               (7,674)                 (7,931)
                                                                                     -------------------     -------------------
        Net loans                                                                               307,427                 306,514

Premises and equipment, net                                                                       2,489                   3,045
Mortgage servicing rights, net                                                                       25                      32
Other real estate owned                                                                             757                   2,363
Cash surrender value of life insurance                                                            3,275                   3,187
Other assets and interest receivable                                                             10,329                  10,645
                                                                                     -------------------     -------------------
          Total Assets                                                                         $453,439                $423,046
                                                                                     ===================     ===================

Liabilities and Shareholders' Equity:
Deposits:
  Noninterest bearing demand deposits                                                           $91,727                 $77,753
  Interest bearing transaction accounts                                                         127,341                 124,357
  Time deposits $100,000 and over                                                                93,040                  69,294
  Other time deposits                                                                            93,225                  98,105
                                                                                     -------------------     -------------------
    Total deposits                                                                              405,333                 369,509

Other borrowings                                                                                  3,528                   4,695
Other liabilities and interest payable                                                            9,119                  11,398
                                                                                     -------------------     -------------------
          Total Liabilities                                                                     417,980                 385,602
                                                                                     -------------------     -------------------

Shareholders' Equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding:  no shares                                                             ---                     ---
  Common stock, no par value; authorized 10,000,000 shares; issued
      and outstanding: 2000 - 2,858,154 shares, 1999 - 3,228,771 shares                          14,601                  22,033
  Retained earnings                                                                              20,781                  15,950
  Accumulated other comprehensive income (loss), net of tax                                          77                    (539)
                                                                                     -------------------     -------------------
          Total Shareholders' Equity                                                             35,459                  37,444
                                                                                     -------------------     -------------------

      Total Liabilities and Shareholders' Equity                                               $453,439                $423,046
                                                                                     ===================     ===================

See Notes to Consolidated Financial Statements.


                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Years ended December 31, 2000, 1999 and 1998
                                   (in thousands)

                                                                                                     Accumulated
                                                                                                        Other
                                          Comprehensive      Preferred          Common     Retained  Comprehensive
                                              Income       Shares  Stock    Shares  Stock  Earnings  (Loss)Income,Net  Total
------------------------------------------------------------------------------------------------------------------------------

Balances, January 1, 1998                                   575    $5,750    2,780 $19,656   $8,024           ($187)   $33,243
Comprehensive income:
  Net income                                     $5,091                                       5,091                      5,091
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of $152               208
  Less:  reclassification adjustment
    net of tax of $163                              218
                                          --------------
     Other comprehensive income                     426                                                         426        426
                                          --------------
     Comprehensive income                        $5,517
                                          ==============

Conversion of preferred stock to common                    (575)   (5,750)     498   5,686                                 (64)
Common stock repurchased                                                       (17)   (283)                               (283)
Stock options exercised, net of shares redeemed                                103     742                                 742
Cash dividends declared - preferred                                                            (112)                      (112)
Cash dividends declared - common ($0.12 per share)                                             (403)                      (403)

                                                        ----------------------------------------------------------------------
Balances, December 31, 1998                                 ---      ---     3,364  25,801   12,600             239     38,640
Comprehensive income:
  Net income                                     $4,162                                       4,162                      4,162
Other comprehensive income (loss):
  Unrealized holding losses arising
    during period, net of tax of $571              (789)
  Less:  reclassification adjustment
    net of tax of $8                                 11
                                          --------------
     Other comprehensive loss                      (778)                                                       (778)      (778)
                                          --------------
     Comprehensive income                        $3,384
                                          ==============
Common stock repurchased                                                      (191) (4,182)                             (4,182)
Stock options exercised, net of shares redeemed                                 56     414                                 414
Cash dividends declared - common ($0.24 per share)                                             (812)                      (812)

                                                        ----------------------------------------------------------------------
Balances, December 31, 1999                                 ---      ---     3,229  22,033   15,950            (539)    37,444
Comprehensive income:
  Net income                                     $6,466                                      6,466                      6,466
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of $377               514
  Less:  reclassification adjustment
    net of tax of $69                               102
                                          --------------
     Other comprehensive income                     616                                                         616       616
                                          --------------
     Comprehensive income                        $7,082
                                          ==============
Common stock repurchased                                                      (430) (8,283)                            (8,283)
Stock options exercised, net of tax                                             59     851                                851
effect
Cash dividends declared - common ($0.55 per share)                                          (1,635)                    (1,635)

                                                        ----------------------------------------------------------------------
Balances, December 31, 2000                                 ---    $ ---     2,858 $14,601 $20,781              $77   $35,459
                                                        ======================================================================



See Notes to Consolidated Financial Statements.

                                      REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                   (in thousands)


                                                                               Year ended December 31,
                                                                       2000              1999              1998
                                                                  ---------------   ---------------   ---------------
Cash flows from operating activities:
Net income                                                                $6,466            $4,162            $5,091
                                                                  ---------------   ---------------   ---------------
Adjustments  to  reconcile   net  income  to  net  cash
  provided  by  operating activities:
   Depreciation and amortization, net                                        (72)            1,347             1,731
   Deferred taxes                                                           (670)              (68)           (1,247)
   Net realized (gains) losses on securities available for sale              171               (19)             (225)
   Loans originated for sale                                                 ---          (251,468)         (479,351)
   Proceeds from sale of loans held for sale                                 ---           269,818           486,011
   Gain on sale of loans and loan servicing                                  ---            (1,293)           (5,095)
   Loss on sale of portfolio loans                                           584               ---               ---
   Provision for loan losses                                                 150               750             2,040
   Change in cash surrender value of life insurance                          (88)             (154)             (104)
   Change in other assets and interest receivable                            696             2,815            (2,346)
   Change in other liabilities and interest payable                       (2,279)            8,358            (2,492)
   Other, net                                                                ---               202                89
                                                                  ---------------   ---------------   ---------------
    Total adjustments                                                     (1,508)           30,288              (989)
                                                                  ---------------   ---------------   ---------------
  Net cash from operating activities                                       4,958            34,450             4,102
                                                                  ---------------   ---------------   ---------------

Cash flows from investing activities:
  Net change in loans                                                    (40,072)          (31,720)           (9,547)
  Proceeds from sale of loans in portfolio                                20,621               ---             1,666
  Purchases of investment securities available for sale                   (3,941)          (20,625)          (22,146)
  Purchases of investment securities held to maturity                       (906)           (6,938)          (13,133)
  Sales of investment securities available for sale                       10,890             1,987             1,995
  Maturities of investment securities available for sale                   3,011             4,013            26,913
  Maturities of investment securities held to maturity                     1,430             3,933            19,503
  Purchase of premises and equipment, net of retirements                    (351)             (704)           (1,611)
  Purchase of mortgage servicing rights                                      ---               ---               (12)
  Divestiture of mortgage banking operations                                 ---               520               ---
  Proceeds from sale of other real estate owned                            2,427             1,919             6,399
                                                                  ---------------   ---------------   ---------------
    Net cash from investing activities                                    (6,891)          (47,615)           10,027
                                                                  ---------------   ---------------   ---------------

Cash flows from financing activities:
  Net change in noninterest bearing transaction accounts                  13,974            (4,695)          (16,467)
  Net change in interest bearing transaction accounts                      2,984           (16,959)           (8,623)
  Net change in time deposits                                             18,866            26,443            (1,611)
  Net change in other borrowings                                          (1,167)            3,324              (970)
  Redemption of subordinated debt                                            ---           (12,000)              ---
  Repurchases of common stock                                             (8,283)           (4,182)             (283)
  Issuance of stock                                                          566               414               463
  Dividends paid                                                          (1,635)             (812)             (515)
                                                                  ---------------   ---------------   ---------------
    Net cash from financing activities                                    25,305            (8,467)          (28,006)
                                                                  ---------------   ---------------   ---------------
Net change in cash and cash equivalents                                   23,372           (21,632)          (13,877)
Cash and cash equivalents at beginning of period                          20,555            42,187            56,064
                                                                  ---------------   ---------------   ---------------

Cash and cash equivalents at end of period                               $43,927           $20,555           $42,187
                                                                  ===============   ===============   ===============


                                           (Continued)

                                      REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                   (in thousands)
                                                    (Continued)



                                                                               Year ended December 31,
                                                                       2000              1999              1998
                                                                  ---------------   ---------------    --------------
Supplemental Disclosures:

Cash paid during the period for:
  Income taxes                                                            $4,354            $1,811            $2,709
  Interest                                                                13,989            10,539            14,047

Noncash investing and financing activities:
  Transfer from loans to other real estate owned                             821               ---             2,900
  Transfer from mortgage loans held for sale to loans                        ---               ---             8,999
  Conversion of preferred stock to common                                    ---               ---             5,686
  Securitization of residential real estate loans, net                    17,949

                                                    (Concluded)



See Notes to Consolidated Financial Statements.

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

         NBR provides its core community banking services through five retail branches located in Sonoma County, California, one retail branch located in Mendocino County, California, and one retail branch located in Lake County, California. Loan services at NBR are generally extended to professionals and to businesses with annual revenues of less than $10 million. Commercial loans are primarily for working capital, asset acquisition and commercial real estate. NBR's targeted commercial banking market area includes the California counties north of San Francisco. NBR generates noninterest income through merchant draft processing by virtue of its status as a Principal Member of Visa/MasterCard. NBR is a Preferred Lender under the Small Business Administration ("SBA") Loan Guarantee Program. In addition, NBR originates both commercial and residential construction loans for its portfolio.

         In September 1999, the Company divested itself of its subprime mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As of December 31, 2000, there are no assets and $93,000 in liabilities on the Company's consolidated balance sheet related to the divested operations. The liability balance is related to potential repurchases of previously sold mortgage loans. During the period from October 1999 to December 1999, the Company recorded $128,000 of income related to the divested operations and received proceeds of $13,324,000 during such period from the sale of mortgage loans held for sale. During 2000 there has been no revenue recorded from discontinued operations. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $4,369,000 for the year ended December 31, 1999, as compared to $10,863,000 for 1998. There was no revenue from discontinued operations in 2000.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practice within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates of allowance for loan losses, allowance for merchant card charge-back losses and fair values of securities and other financial instruments are particularly subject to change. A summary of the more significant policies follows:

Basis of Presentation

         The consolidated financial statements include the accounts of Redwood Empire Bancorp and its wholly-owned subsidiary, National Bank of the Redwoods. All material intercompany transactions and accounts have been eliminated.

         Certain reclassifications to the 1999 and 1998 financial statements were made to conform to the 2000 presentation.

         For  the  purpose  of the  statements  of cash  flows,  cash  and  cash
equivalents   have  been  defined  as  cash  on  hand,   demand   deposits  with
correspondent banks, cash items in transit and federal funds sold.

Investment Securities

         Securities held to maturity are carried at cost adjusted by the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these investment securities to maturity. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Available for sale securities are recorded at market value and unrealized gains or losses, net of income taxes, are included in accumulated other comprehensive income or loss, a separate component of shareholders' equity. Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock are restricted equity securities and are carried at cost. Gain or loss on sale of investment securities is based on the specific identification method. Interest income includes amortization of purchased premium or discount. Securities are written down to fair value when a decline in fair value is not temporary.

Loans and the Allowance for Loan Losses

         Loans are stated at the principal balance outstanding net of the allowance for loan losses and net deferred loan fees or costs. Loan fees net of certain related direct costs to originate loans are deferred and amortized over the contractual life of the loan using a method approximating the interest method. Loan fees and direct costs related to the origination of loans held for sale are recognized as a component of gain or loss on sale of mortgage loans when the related loans are sold.

         The allowance for loan losses is maintained at a level considered adequate for probable incurred credit losses that can be reasonably anticipated and is based on management's quarterly evaluation of the economic climate and other factors related to the collectability of loan balances. The factors considered by management include growth and composition of the loan portfolio, overall portfolio quality, review of specific problem loans, historical loss rates, regulatory reviews, trends and concentrations in delinquencies and current economic conditions that may affect the borrower's ability to pay. The actual results could differ significantly from management's estimates. The allowance for loan losses is increased by provisions charged to operations and reduced by loan charge-offs net of recoveries. A loan charge-off is recorded when a loan has been determined by management to be uncollectable.

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

         Interest income is recognized on impaired loans in a manner similar to that of all loans. It is the Company's policy to place loans that are delinquent 90 days or more as to principal or interest on nonaccrual status unless well secured and in the process of collection, and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.

         The Company originates loans to customers under a SBA program that generally provides for SBA guarantees of 70% to 85% of each loan. The Company may sell the guaranteed portion of each loan to a third party and retain the unguaranteed portion in its own portfolio. A gain is recognized on these loans through collection on sale of a premium over the adjusted carrying value, through retention of an ongoing rate differential less a normal service fee (excess servicing fee) between the rate paid by the borrower to the Company and the rate paid by the Company to the purchaser, or both.

         To calculate the gain or loss on the sale, the Company's investment in a SBA loan is allocated among the retained portion of the loan, excess servicing retained and the sold portion of the loan, based on the relative fair market value of each portion. The gain on the sold portion of the loan is recognized currently. The excess servicing fees are reflected as an asset which is amortized over an estimated life using a method approximating the interest method; in the event future prepayments are significant and future expected cash flows are inadequate to cover the unamortized excess servicing asset, additional amortization would be recognized.

Other Real Estate Owned

         Property acquired by the Company through foreclosure is recorded at the lower of estimated fair value less estimated selling costs (fair value) or the carrying value of the related loan at the date of foreclosure. At the time the property is acquired, if the fair value is less than the loan amounts outstanding, any difference is charged against the allowance for loan losses. After acquisition, valuations are periodically performed and, if the carrying value of the property exceeds the fair value, a valuation allowance is established by a charge to operations. Subsequent increases in the fair value may reduce or eliminate this allowance.

         Operating  costs on  foreclosed  real estate are  expensed as incurred.
Costs  incurred  for  physical   improvements  to  foreclosed  real  estate  are
capitalized if the value is recoverable through future sale.

Mortgage Banking and Hedging Activities

         Prior to divesting Valley Financial and Allied Diversified Credit, the Company sold residential mortgage loans to a variety of secondary market investors, including Freddie Mac and Fannie Mae. Gains or losses on the sale of mortgage loans were recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

         Mortgage loans held for sale were carried at the lower of cost or market value as determined by outstanding commitments from investors, indicators of value obtained by management from independent third parties, current investor yield requirements calculated on an aggregate loan basis and the market value of its hedging instruments. Valuation adjustments were charged against the gain or loss on sale of mortgage loans.

Off-Balance-Sheet Risk

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Premises and Equipment

         Premises and equipment consist of building, leasehold improvements, furniture and equipment and are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and an accelerated method for income tax reporting. Leasehold improvements are amortized over the terms of the lease or their estimated useful lives, whichever is shorter.

Income Taxes

         The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities. Future tax benefits attributable to temporary differences are recognized currently to the extent that realization of such benefits is more likely than not. These future tax benefits are measured by applying currently enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings per Common Share

         Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

        The following table reconciles the numerator and denominator used in computing both basic earnings (loss) per common share and diluted earnings
(loss) per common share for the periods indicated:

                                                                       Twelve Months Ended
                                                                          December 31,
                                            --------------------------------------------------------------------------
                                                    2000                     1999                      1998
                                            ---------------------   -----------------------   ------------------------
                                              Basic    Diluted (4)    Basic     Diluted (4)     Basic       Diluted (4)
                                            --------------------------------------------------------------------------
                                                               (in thousands except per share data)

 Earnings (loss) per common share:
 Income from continuing operations available
   to common shareholders before
   extraordinary item                           $6,466      $6,466       $4,875       $4,875      $2,792 (3)     $2,904
 Earnings per share from continuing
   operations before extraordinary item          $2.12       $2.08        $1.45        $1.41       $0.88          $0.84

 Income (loss) from discontinued operations        ---         ---        ($437)       ($437)     $2,187         $2,187
 Earnings (loss) per share from income
   (loss) of discontinued operations               ---         ---       ($0.13)      ($0.13)      $0.69          $0.63

 Income before extraordinary item               $6,466      $6,466       $4,438       $4,438      $4,979 (3)     $5,091
 Earnings per share before extraordinary item    $2.12       $2.08        $1.32        $1.28       $1.57          $1.47

 Net income                                     $6,466      $6,466       $4,162       $4,162      $4,979 (3)     $5,091
 Net income per share                            $2.12       $2.08        $1.24        $1.20       $1.57          $1.47

 Weighted average common shares
    outstanding                                  3,051       3,109 (1)    3,364        3,456 (1)   3,170          3,465 (2)
                                              ========= ===========   ========== ============   =========    ===========

Notes to Earnings per Common Share table:

1) The weighted average common shares outstanding include the dilutive effects of common stock options of 58 and 92.

2) The weighted average common shares outstanding include the dilutive effects of common stock options of 128 and convertible perpetual preferred stock of 167 for the year ended 1998. There is no effect of perpetual preferred stock in 1999 and 2000.

3) Amounts are shown net of $112 in dividends on preferred stock for 1998. There were no preferred dividends paid in 1999 and 2000.

4) Stock options for 60, 61 and 74 shares of common stock were not considered in computing earnings per common share for 2000, 1999 and 1998 because they were not dilutive.


Stock-Based Compensation

         The Company accounts for stock-based awards to employees using the intrinsic value method. Accordingly, no compensation cost has been recognized on stock options granted. The Company presents the required pro forma disclosures of the effect of stock-based compensation on net income and earnings per common share using the fair value method.

Business Segments

         Internal financial information is primarily reported and aggregated in two lines of business, community banking and bankcard services.

Comprehensive Income

         Comprehensive income includes net income and other comprehensive income or loss. The Company's only source of other comprehensive income or loss is derived from unrealized gains and losses on investment securities available-for-sale. Reclassification adjustments result from gains or losses on investment securities available-for-sale that were realized and included in net income of the current period that also had been included in other comprehensive income or loss as unrealized holding gains or losses in the period in which they arose. They are excluded from other comprehensive income or loss of the current period to avoid double counting.

Recently Issued Accounting Pronouncements

         Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material impact on the financial condition or results of operations of the Company.


NOTE C - CASH AND DUE FROM BANKS

         NBR is required to maintain average reserve and clearing balances including cash on hand or on deposit with the Federal Reserve Bank. The required reserve balance included in cash and due from banks was approximately $2,800,000 and $2,922,000 at December 31, 2000 and 1999. These balances do not earn interest.

NOTE D - INVESTMENT SECURITIES

An analysis of the investment securities portfolio follows:

                                                                   Gross         Gross
                                                  Amortized     Unrealized     Unrealized       Fair
                                                    Cost           Gains         Losses        Value
                                               ----------------------------------------------------------
                                                                     (in thousands)
 December 31, 2000:
 Available for sale:
   U.S. Government obligations                        $27,949           $130         ($78)       $28,001
   Mortgage-backed                                     18,593            163          (92)        18,664
   Other securities                                     5,957             33          (23)         5,967
                                               ----------------------------------------------------------
      Total debt securities                            52,499            326         (193)        52,632
   FRB and FHLB stock                                   2,777            ---           ---         2,777
                                               ----------------------------------------------------------
     Total available for sale                         $55,276           $326        ($193)       $55,409
                                               ==========================================================

 Held to maturity:
   U.S. Government obligations                        $12,991          $ ---         ($70)       $12,921
   Mortgage-backed                                     11,953              1         (124)        11,830
    Other securities                                    4,857             58           (9)         4,906
                                               ----------------------------------------------------------
     Total held to maturity                           $29,801            $59        ($203)       $29,657
                                               ==========================================================


 December 31, 1999:
 Available for sale:
   U.S. Government obligations                        $36,863             $1        ($766)       $36,098
   Mortgage-backed                                        863            ---           (5)           858
   Other securities                                     6,941            ---         (159)         6,782
                                               ----------------------------------------------------------
      Total debt securities                            44,667              1         (930)        43,738
    FRB and FHLB stock                                  2,647            ---           ---         2,647
                                               ----------------------------------------------------------
     Total held to maturity                           $47,314             $1        ($930)       $46,385
                                               ==========================================================

 Held to maturity:
   U.S. Government obligations                        $12,989          $ ---        ($450)       $12,539
   Mortgage-backed                                     13,364            ---         (563)        12,801
    Other securities                                    3,967              1          (32)         3,936
                                               ----------------------------------------------------------
     Total held to maturity                           $30,320             $1      ($1,045)       $29,276
                                               ==========================================================


         Debt  securities by contractual  maturity at December 31, 2000 were due
as   follows.   Securities   not  due  at  single   maturity   date,   primarily
mortgage-backed securities are shown separately.


                                                   Amortized                     Fair
                                                      Cost                      Value
                                             ---------------------       -------------------
                                                             (in thousands)
 Available for sale:
   One year or less                                        $3,005                    $2,992
   After one year through five years                       30,901                    30,976
   After five years through ten years                         ---                       ---
   After ten years                                            ---                       ---
   Mortgage-backed                                         18,593                    18,664
                                             ---------------------       -------------------
                                                          $52,499                   $52,632
                                             =====================       ===================

 Held to maturity:
   One year or less                                         $ ---                     $ ---
   After one year through five years                        7,192                     7,162
   After five years through ten years                       7,086                     7,070
   After ten years                                          3,570                     3,595
   Mortgage-backed                                         11,953                    11,830
                                             ---------------------       -------------------
                                                          $29,801                   $29,657
                                             =====================       ===================

         Proceeds from sales of available for sale investments in debt securities during 2000, 1999 and 1998 were $10,890,000, $1,987,000, and
$1,995,000. These sales resulted in the realization of gross losses of $171,000 for 2000, gross gains of $14,000 for 1999 and gross gains of $40,000 for 1998. Gains on redemption by issuers of debt securities were $5,000 and $185,000 in 1999, and 1998. There was no gain or loss recognized on securities redeemed by issuers during 2000.

         Securities carried at approximately $51,513,000 and $29,835,000 at December 31, 2000 and 1999 were pledged to secure public deposits, bankruptcy deposits, and treasury tax and loan borrowings.

NOTE E - MORTGAGE LOAN SERVICING

         The Company services mortgage loans and participating interests in mortgage loans owned by investors. The unpaid principal balances of mortgage loans serviced for others are as follows:

                                                                           December 31,
                                                                   2000                     1999
                                                            -------------------      -------------------
                                                                          (in thousands)
        Mortgage loan portfolios serviced for:
          Freddie Mac                                                 $2,427                   $2,530
          Fannie Mae                                                   1,693                    2,348
          Other investors                                             22,318                   27,982
                                                            -------------------      -------------------
                                                                     $26,438                  $32,860
                                                            ===================      ===================



NOTE F - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

         The Company primarily makes permanent and construction residential real estate loans in California, and loans to individuals and small businesses primarily in Sonoma and Mendocino Counties, California. There are no major industry segments in the loan portfolio. Outstanding loans by type were:

                                                         December 31,
                                                  2000                 1999
                                             -------------------------------------
                                                        (in thousands)

 Residential real estate mortgage                   $98,914              $130,504
 Commercial real estate mortgage                     93,091                79,476
 Commercial                                          66,645                61,165
 Real estate construction                            49,460                40,059
 Installment and other                                7,900                 4,624
 Less net deferred fees                                (909)               (1,383)
                                             ---------------      ----------------
   Total loans                                      315,101               314,445
 Less allowance for loan losses                      (7,674)               (7,931)
                                             ---------------      ----------------
   Net loans                                       $307,427              $306,514
                                             ===============      ================

         Activity in the allowance for loan losses is summarized as follows:



                                                       2000           1999          1998
                                                     ---------------------------------------
                                                                 (in thousands)
         Balance, beginning of year                     $7,931        $8,041         $7,645
         Provision for loan losses                         150           750          2,040
         Loans charged off                                (701)       (1,515)        (2,000)
         Recoveries                                        294           655            356
                                                     ----------    -----------    ----------
         Balance, end of year                           $7,674        $7,931         $8,041
                                                     ==========    ===========    ==========

         At December 31, 2000 and 1999 the Company's total recorded investment in impaired loans was $1,380,000 and $4,430,000 of which $1,085,000 and $4,119,000 relates to the recorded investment for which there is a related allowance for loan losses of $299,000 and $1,121,000 and $295,000 and $311,000 relates to the amount of that recorded investment for which there is no related allowance for loan losses. At December 31, 2000, approximately 80% of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated cash flow.

         The average recorded investment in impaired loans during the years ended December 31, 2000, 1999 and 1998 was $1,424,000, $4,420,000 and
$10,377,000. The related amount of interest income recognized on an accrual and cash basis during the periods that such loans were impaired was $30,000, $44,000 and $376,000.

         As of December 31, 2000 and 1999 there were $908,000 and $3,063,000 of loans on nonaccrual. Interest due but excluded from interest income on these nonaccrual loans was $72,000, $96,000, and $150,000 for the years ended December 31, 2000, 1999 and 1998. Interest income recorded on nonaccrual loans was $14,000, $103,000 and $122,000 for the years ended December 31, 2000, 1999 and
1998.

         At December 31, 2000 and 1999, the Company did not have any loans past due 90 days or more as to interest or principal and still accruing interest.

     The Company originates SBA loans for sale to investors. A summary of the activity in SBA loans is as follows:


                                                                               December 31,
                                                                  2000             1999            1998
                                                               --------------------------------------------
                                                                              (in thousands)
 SBA guaranteed portion of loans originated                          $ ---           $ ---           $ ---
 SBA loans sold                                                        ---             ---             ---
 Premium received at sale                                              ---             ---             ---
 SBA guaranteed portion of loans serviced for others                10,926          14,053          25,313
 SBA Loans, net of sold portion                                      7,402           6,900          10,330


         From time to time the Company extends credit to executive officers, directors and related parties. There were no such balances outstanding at December 31, 2000 and 1999.


NOTE G - PREMISES, EQUIPMENT AND LEASES

A summary of premises and equipment is as follows:

                                                                  December 31,
                                                             2000             1999
                                                          -----------------------------
                                                                 (in thousands)
 Land                                                          $187             $293
 Building and leasehold improvements                          3,228            3,106
 Furniture and equipment                                      9,193            9,392
                                                          ------------     ------------
 Total premises and equipment                                12,608           12,791
 Less accumulated depreciation and amortization             (10,119)          (9,746)
                                                          ------------     ------------
 Premises and equipment, net                                 $2,489           $3,045
                                                          ============     ============

         Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $1,050,000, $1,347,000, and $1,731,000.

         The Company leases certain premises and equipment used in the normal course of business. There are no contingent rental payments and the Company has four subleased properties. Total rental expense under all leases, including premises, totaled $1,202,000, $1,449,000, and $2,210,000 in 2000, 1999 and 1998.
Minimum future lease commitments total $5,331,000. Lease commitments are as follows: 2001 - $1,354,000; 2002 - $1,480,000; 2003 - $1,020,000, 2004 -
$773,000, 2005 - $208,000 and thereafter - $496,000. Minimum future sublease receivables are as follows: 2001 - $205,000; 2002 - $210,000; 2003 - $115,000;
2004 - $102,000; and 2005 - $26,000. All subleases expire in 2005.

NOTE H - DEPOSITS

         Interest expense on time certificates of deposit of $100,000 or more was $4,756,000, $2,641,000, and $3,246,000 during 2000, 1999 and 1998.

         At December 31, 2000 the scheduled maturities for all time deposits are as follows:

      Year ending
     December 31,                                (in thousands)
------------------------

         2001                                         $176,433
         2002                                            7,419
         2003                                              977
         2004                                              261
         2005                                            1,175
                                          ---------------------
                                                      $186,265
                                          =====================


NOTE I - INCOME TAXES

         The provision (benefit) for income taxes attributable to continuing operations consists of the following:

                                                      Year Ended December 31,
                                               2000            1999            1998
                                            -------------------------------------------
                                                          (in thousands)
 Current:
   Federal                                      $3,999          $2,433          $2,283
   State                                         1,057             728             827
                                            -----------     -----------     -----------
                                                 5,056           3,161           3,109
                                            -----------     -----------     -----------
 Deferred:
   Federal                                        (513)             47            (975)
   State                                          (157)           (115)           (272)
                                            -----------     -----------     -----------
                                                  (670)            (68)         (1,247)
                                            -----------     -----------     -----------
                                                $4,386          $3,093          $1,862
                                            ===========     ===========     ===========

         A reconciliation of the statutory income tax rate to the effective income tax rate attributable to continuing operations of the Company is as follows:


                                                           2000             1999             1998
                                                    ---------------------------------------------------

 Income tax at federal statutory rate                      35.0%            35.0%            35.0%
 State franchise tax, net of federal benefit                5.4              7.3              7.3
 Other                                                      ---             (3.5)            (3.2)
                                                    ------------     ------------     ------------
                                                           40.4%            38.8%            39.1%
                                                    ============     ============     ============

         Deferred income taxes reflect the tax effect of temporary differences existing between the financial statement basis and tax basis of the Company's assets and liabilities. Deferred tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. The Company believes it is more likely than not that the net deferred tax asset at December 31, 2000 will be utilized to reduce future taxable income. Accordingly, there is no valuation allowance associated with deferred tax assets at December 31, 2000. The tax effect of the principal temporary items creating the Company's net deferred tax asset included in other assets and interest receivable are:

                                                                      December 31,
                                                                2000                 1999
                                                          -----------------     ----------------
                                                                     (in thousands)
        Deferred tax assets:
          Allowance for loan losses                              $3,185                $3,202
          Restructuring costs                                       108                    87
          Accrued expenses not yet deductible                       676                   589
          Unrealized loss on securities
            available for sale                                      ---                   390
          Other real estate owned                                    14                   144
          Depreciation                                              509                   327
          Securities and loans marked to
            market for tax purposes                                  56                   ---
          State taxes                                                53                   ---
                                                          -----------------     ----------------
            Total deferred tax assets                             4,601                 4,739
                                                          -----------------     ----------------

        Deferred tax liabilities:
          Unrealized gain on securities
            available for sale                                       56                   ---
          Securities and loans marked to
            market for tax purposes                                 ---                   421
          State taxes                                               ---                    43
          FHLB stock dividends                                      266                   206
          Other, net                                                 17                    31
                                                          -----------------     ----------------
            Total deferred tax liabilities                          339                   701
                                                          -----------------     ----------------

        Net deferred tax asset                                   $4,262                $4,038
                                                          =================     ================


NOTE J - OTHER BORROWINGS

         Other borrowings consist of the following:

                                                                           December 31,
                                                                      2000            1999
                                                                   ----------------------------
                                                                            (in thousands)
 Treasury, tax and loan note                                           $3,378           $3,870
 Security repurchase agreement                                            150              ---
 Advances from UBOC                                                       ---              825
                                                                   -----------     ------------
                                                                       $3,528           $4,695
                                                                   ===========     ============


Advances from the FHLB

      The Company has a line of credit for short-term purposes with the Federal Home Loan Bank (FHLB). The highest month-end balance during the year was $15,000,000. At December 31, 2000 and 1999, the line of credit had been fully paid off. All borrowings from the FHLB must be collateralized, and the Company has pledged approximately $76,500,000 of residential mortgage loans as of December 31, 2000, to the FHLB to secure any funds it may borrow.

Treasury, Tax and Loan Note

      The Company enters into various short-term borrowing agreements, which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans.

Advances from UBOC

      During 1999, Redwood entered into an agreement with Union Bank of California (UBOC) to obtain an unsecured line of credit for short-term borrowing purposes. At December 31, 2000 the line had been paid off, as compared to the 1999 outstanding balance of $825,000. The average balance of UBOC advances was $883,000 and $35,000 for 2000 and 1999 at an average interest rate of 9.14% and 9.37% respectively. The highest month-end balance during 2000 was $2,971,000 as compared to $825,000 in 1999.

NOTE K - OTHER NONINTEREST EXPENSES

         The major components of other expense are as follows:

                                                           Year Ended December 31,
                                                     2000             1999          1998
                                                 -------------------------------------------
                                                               (in thousands)
 Professional fees                                        $950         $1,231          $769
 Regulatory expense and insurance                          453            459           588
 Postage and office supplies                               463            489           506
 Shareholder expenses and director fees                    412            320           339
 Advertising                                               420            217           188
 Telephone                                                 351            339           360
 Electronic data processing                              1,274          1,234         1,284
 Net costs of other real estate owned                      132            195           956
 Other                                                     813            638           506
                                                 --------------    -----------   -----------
                                                        $5,268         $5,122        $5,496
                                                 ==============    ===========   ===========




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

         Outstanding common stock options at December 31, 2000, are exercisable at various dates through 2006. The following table summarizes option activity:

                                                                         Weighted Average
                                                       Number              Option Price
                                                      of Shares             per Share
                                                 -------------------------------------------
                                                   (in thousands)

 Balance at January 1, 1998                                414               $9.71
   Options granted                                          74               20.50
   Options exercised, net of shares redeemed              (124)               9.14
   Options cancelled                                       (10)               9.94
                                                 -------------------------------------------
 Balance at December 31, 1998                              354               12.16
   Options granted                                           8               17.13
   Options exercised, net of shares redeemed               (82)              10.71
   Options cancelled                                        (7)              20.50
                                                 -------------------------------------------
 Balance at December 31, 1999                              273               12.53
   Options exercised                                       (59)               9.73
   Options cancelled                                        (1)              20.50
                                                 -------------------------------------------
 Balance at December 31, 2000                              213              $13.26
                                                 ===================

         At December 31, 2000, 25,000 shares were available for future grants under the plan.

         Additional information regarding options outstanding as of December 31, 2000 is as follows:

                                                Options Outstanding                 Options Exercisable
                                       -------------------------------------------------------------------------
                                         Weighted Avg.
      Range of                             Remaining
      Exercise             Number         Contractual       Weighted Avg.         Number        Weighted Avg.
       Prices           Outstanding        Life (yrs)      Exercise Price      Exercisable      Exercise Price
----------------------------------------------------------------------------------------------------------------
                       (in thousands)                                         (in thousands)
    $6.00 - $7.99                5             1                    $7.54               5                $7.54
     8.00 -  9.99               91             3                     8.98              91                 8.98
    10.00 - 11.99               16             4                    10.75              16                10.75
    12.00 - 13.99               34             4                    13.02              30                13.01
    14.00 - 20.99               67             7                    20.10              32                20.29
                     ------------------                                     ------------------
                               213                                  13.22             174                11.88
                     ==================                                     ==================


         Had compensation cost for the grants been determined based upon the fair value method, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below.

                                                                             2000             1999           1998
                                                                       -----------------------------------------------
                                                                                   (dollars in thousands)

 Net income as reported:
 Income (loss) from continuing operations before extraordinary item         $6,466           $4,875           $2,904
 Income (loss) from discontinued operations                                    ---             (437)           2,187
 Income before extraordinary item                                            6,466            4,438            5,091
 Net income available for common shareholders                                6,466            4,162            4,979

 Net income pro forma:
 Income (loss) from continuing operations before extraordinary item          6,272            4,653            2,649
 Income (loss) from discontinued operations                                    ---             (437)           2,187
 Income before extraordinary item                                            6,272            4,216            4,836
 Net income available for common shareholders                                6,272            3,940            4,724

 Basic earnings (loss) per common share as reported:
 Income (loss) from continuing operations before extraordinary item          $2.12            $1.45             $.88
 Income (loss) from discontinued operations                                    ---             (.13)             .69
 Income before extraordinary item                                             2.12             1.32             1.57
 Net income available for common shareholders                                 2.12             1.24             1.57

 Basic earnings (loss) per common share pro forma:
 Income (loss) from continuing operations before extraordinary item          $2.06            $1.38             $.84
 Income (loss) from discontinued operations                                    ---            (0.13)            0.69
 Income before extraordinary item                                             2.06             1.25             1.53
 Net income available for common shareholders                                 2.06             1.17             1.49

 Diluted earnings (loss) per common share as reported:
 Income (loss) from continuing operations before extraordinary item          $2.08            $1.41             $.84
 Income (loss) from discontinued operations                                    ---             (.13)             .63
 Income before extraordinary item                                             2.08             1.28             1.47
 Net income available for common shareholders                                 2.08             1.20             1.47

 Diluted earnings (loss) per common share pro forma:
 Income (loss) from continuing operations before extraordinary item          $2.02            $1.35             $.77
 Income (loss) from discontinued operations                                    ---            (0.13)            0.63
 Income before extraordinary item                                             2.02             1.22             1.40
 Net income available for common shareholders                                 2.02             1.14             1.36


         The fair value of the options granted during 1999 and 1998 is estimated as $60,000 and $727,000, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: annual dividend yield of 1.9% and .78%, volatility of 32.36% and 30.32%, risk-free interest rate of 6.41% and 5.53%, assumed forfeiture rate of zero, and an expected life of 10 years. The weighted average per share fair value of the 1999 and 1998 awards was $7.45 and $9.82. There were no awards during 2000.

         In 1991 the Company established a 401(K) savings plan for employees who have at least one year of continuous service. The Company's contributions are based on a sliding scale where it matches 100% of the first $300 contributed by the employee, 75% of the next $400, 50% of the next $800 and 25% of the next $4,000 for a maximum contribution per employee of $2,000. Company contributions totaled $146,000, $138,000, and $212,000 in 2000, 1999 and 1998.

         In December 1993 the Company  established a  supplemental  benefit plan
(Plan) to provide death benefits and supplemental income payments during retirement for selected officers. The Plan is a nonqualified defined benefit plan and is unsecured. Benefits under the Plan are fixed for each participant and are payable over a specific period following the participant's retirement or at such earlier date as termination or death occurs. Participants vest in the plan based on their years of service subsequent to being covered by the Plan. The Company has purchased insurance policies to provide for its obligations under the Plan in the event a participant dies prior to retirement. The cash surrender value of such policies was $3,275,000 at December 31, 2000 and $3,187,000 at December 31, 1999. Under this Plan, the Company recognized expense of $64,000, $54,000, and $110,000 in 2000, 1999 and 1998. The aggregate projected benefit obligation of the Plan was approximately $230,000 and $206,000 at December 31, 2000 and 1999. A discount rate of 8.5% was used to determine the aggregate projected benefit obligation for both years.


NOTE M - SUBORDINATED DEBT AND PREFERRED STOCK

         On February 22, 1999, the Company redeemed the entire $12,000,000 of its 8.5% subordinated notes. As a result of the redemption the Company recorded an extraordinary charge of $276,000 net of tax related to previously deferred debt issuance costs. Such charge was recorded by the Company in the first quarter of 1999.

         On April 30, 1998 the Company called all 575,000 shares of its outstanding 7.80% Noncumulative Convertible Preferred Stock at a redemption price of $10.39 per share. As a result of this action, the Company issued 498,000 shares of the Company's common stock in exchange for 573,000 shares of preferred stock. The remaining 2,000 shares were redeemed with cash.

NOTE N - REGULATORY MATTERS

         One of the principal sources of cash for Redwood is dividends from NBR. Total dividends which may be declared by subsidiary financial institutions depend on the regulations which govern them. In addition, regulatory agencies can place dividend restrictions on the subsidiaries based on their evaluation of the financial condition of the subsidiaries. No restrictions are currently imposed by regulatory agencies on the subsidiaries other than the limitations found in the regulations which govern the respective subsidiaries. At December 31, 2000, NBR could not pay additional dividends to Redwood without prior regulatory approval.

         NBR is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary's equity. No such loans or advances were outstanding during 2000 or 1999.

         Redwood and NBR are subject to various regulatory capital requirements administered by the federal banking agencies. In addition to these capital guidelines, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement a regulatory framework for prompt corrective actions for insured depository institutions that are not adequately capitalized. The Board of Governors of the Federal Reserve System, FDIC, OCC and OTS have adopted such a system which became effective on December 19, 1992. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. NBR's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum leverage ratio of Tier 1 capital (as defined in the regulations) to adjusted assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of December 31, 2000 and 1999, the most recent notification from the Office of the Comptroller of the Currency categorized NBR as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NBR must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBR's category. The Company is also considered to be well capitalized as of December 31, 2000.

                                                                                                   To Be Categorized
                                                                                                        as Well
                                                                                                      Capitalized
                                                                               For Capital           Under Prompt
                                                         Actual             Adequacy Purposes      Corrective Action
                                                -----------------------------------------------------------------------
                                                   Amount       Ratio       Amount      Ratio      Amount      Ratio
                                                -----------------------------------------------------------------------
(dollars in thousands)
 At December 31, 2000:

   Company
     Leverage Capital (to Average Assets)          $34,414         7.72%    $17,827        4.00%   $22,284       5.00%
     Tier 1 Capital (to Risk-weighted Assets)       34,414         9.99      13,784        4.00     20,677       6.00
     Total Capital (to Risk-weighted Assets)        38,763        11.25      27,569        8.00     34,461      10.00

   NBR
     Leverage Capital (to Average Assets)          $32,425         7.29%    $17,801        4.00%   $22,251       5.00%
     Tier 1 Capital (to Risk-weighted Assets)       32,425         9.44      13,742        4.00     20,612       6.00
     Total Capital (to Risk-weighted Assets)        36,761        10.70      27,483        8.00     34,354      10.00


 At December 31, 1999:

   Company
     Leverage Capital (to Average Assets)          $36,885         8.66%    $17,031        4.00%   $21,289       5.00%
     Tier 1 Capital (to Risk-weighted Assets)       36,885        11.74      12,563        4.00     18,845       6.00
     Total Capital (to Risk-weighted Assets)        40,860        13.01      25,126        8.00     31,408      10.00

   NBR
     Leverage Capital (to Average Assets)          $37,401         8.86%    $16,882        4.00%   $21,102       5.00%
     Tier 1 Capital (to Risk-weighted Assets)       37,401        11.94      12,535        4.00     18,802       6.00
     Total Capital (to Risk-weighted Assets)        41,368        13.20      25,069        8.00     31,337      10.00



         Management believes that as of December 31, 2000, the Company and NBR meet all capital requirements to which they are subject. Under the most stringent capital requirement, NBR has approximately $9,278,000 in excess capital before it becomes "undercapitalized" under the regulatory framework for prompt corrective action.

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

NOTE O - BUSINESS SEGMENTS

         From January 1, 1999 to September 10, 1999, the Company operated in four principal industry segments: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 49,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit, and the Company's residential mortgage banking and brokerage arm, known as Valley Financial, were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding changes due to overhead and interest allocation for all segments has been restated.

         The condensed income statements and average assets of the individual segments are set forth in the table below. The information in this table is derived from the internal management reporting system used by management to measure the performance of the segments and the Company. The management reporting system assigns balance sheet and income statement items to each segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a segment are assigned to that business. Total other operating expense includes indirect costs, such as overhead and operations and technology expense, which are allocated to the segments based on an evaluation of costs for product or data processing. All amounts other than allocations of interest and indirect costs are derived from third parties. The provision for credit losses is allocated based on the required reserves and the net charge-offs for each respective segment. The Company allocates depreciation expense without allocating the related depreciable asset to that segment.


                                                               For the year ended December 31, 2000
                                                             ------------------------------------------
                                                                           (in thousands)
                                                               Community                     Total
                                                                Banking       Bankcard      Company
                                                             ------------------------------------------

Total interest income                                            $35,163       $   ---        $35,163
Total interest expense                                            14,298            21         14,319
Interest income (expense) allocation                              (1,155)        1,155            ---
                                                             ------------------------------------------
Net interest income                                               19,710         1,134         20,844
Provision for loan losses                                            150           ---            150
Total other operating income                                       1,250         4,856          6,106
Total other operating expense                                     13,939         2,009         15,948
                                                             ------------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                           6,871         3,981         10,852
Provision for income taxes                                         2,776         1,610          4,386
                                                             ------------------------------------------
Income from continuing operations before extraordinary item       $4,095        $2,371         $6,466
                                                             ==========================================

Total Average Assets                                            $414,181       $24,904       $439,085
                                                             ==========================================



                                                               For the year ended December 31, 1999
                                                             ------------------------------------------
                                                                           (in thousands)
                                                               Community                     Total
                                                                Banking       Bankcard      Company
                                                             ------------------------------------------

Total interest income                                            $30,633       $   ---        $30,633
Total interest expense                                            10,943             3         10,946
Interest income (expense) allocation                                (546)          546            ---
                                                             ------------------------------------------
Net interest income                                               19,144           543         19,687
Provision for loan losses                                            750           ---            750
Total other operating income                                       2,043         3,154          5,197
Total other operating expense                                     14,753         1,413         16,166
                                                             ------------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                           5,684         2,284          7,968
Provision for income taxes                                         2,216           877          3,093
                                                             ------------------------------------------
Income from continuing operations before extraordinary item       $3,468        $1,407         $4,875
                                                             ==========================================

Total Average Assets                                            $385,025       $21,940       $406,965
                                                             ==========================================


                                                               For the year ended December 31, 1998
                                                             ------------------------------------------
                                                                           (in thousands)
                                                               Community                     Total
                                                                Banking       Bankcard      Company
                                                             ------------------------------------------

Total interest income                                            $30,557        $  ---        $30,557
Total interest expense                                            12,467            32         12,499
Interest income (expense) allocation                                (543)          543            ---
                                                             ------------------------------------------
Net interest income                                               17,547           511         18,058
Provision for loan losses                                          2,040           ---          2,040
Total other operating income                                       3,016         2,609          5,625
Total other operating expense                                     15,749         1,128         16,877
                                                             ------------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                           2,774         1,992          4,766
Provision for income taxes                                         1,125           737          1,862
                                                             ------------------------------------------
Income from continuing operations before extraordinary item       $1,649        $1,255         $2,904
                                                             ==========================================

Total Average Assets                                            $382,790       $12,407       $395,197
                                                             ==========================================


NOTE P - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The Company discloses the fair values of financial instruments for which it is practicable to estimate their value. Although management uses its best judgment in assessing fair values, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of financial instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. The fair values have not been adjusted to reflect changes in market conditions for the period subsequent to the valuation dates of December 31, 2000 and 1999, and therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

         The following estimates and assumptions were used on December 31, 2000 and 1999 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

(a)  Cash and Cash Equivalents

         For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

(b)  Investment Securities

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

(c)  Loans, net

         To estimate fair value of loans held for investment, including commercial loans, mortgages, construction and other loans, each loan category is segmented by fixed and adjustable rate interest terms, by estimated credit risk, by maturity, and by performing and nonperforming categories.

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

(d)  Interest Receivable

         For interest receivable, the carrying amount is a reasonable estimate of fair value.

(e)  Mortgage Servicing Rights, net

         The fair value of mortgage servicing rights is estimated on a loan by loan basis using market prices under comparable servicing sale contracts, when available, or using a cash flow model with current assumptions with respect to prepayments, servicing costs and other significant factors.

(f)      Deposits

         The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and money market accounts, is equal to the amount payable on demand on December 31, 2000 and 1999. The fair value of time deposits, is based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

(g)  Other Borrowings

         The discounted value of contractual cash flows at market interest rates for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

 (h)  Commitments to Fund Other Loans

         The fair value of commitments to fund other loans represents fees currently charged to enter into similar agreements with similar remaining maturities.


         The estimated fair values of the Company's financial instruments are as follows:

                                                                          December 31,
                                                                2000                           1999
                                                   ------------------------------------------------------------
                                                     Carrying           Fair          Carrying          Fair
                                                      Amount            Value          Amount           Value
                                                   -------------    -------------   -------------    ------------
                                                                           (in thousands)
 Assets:
   Cash and cash equivalents                          $43,927          $43,927         $20,555          $20,555
   Investment securities                               85,210           85,066          76,705           75,661
   Loans, net                                         307,427          306,401         306,514          307,377
   Interest receivable                                  3,198            3,198           2,792            2,792
   Mortgage servicing rights, net                          25              431              32              312

 Liabilities:
   Deposits                                          (405,333)        (406,212)       (369,509)        (369,549)
   Other borrowings                                    (3,528)          (3,532)         (4,695)          (4,695)

 Off-balance-sheet financial instruments:
   Commitments to fund other loans                        ---              527             ---              393



NOTE Q - COMMITMENTS AND CONTINGENCIES

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

         A listing of financial instruments whose contract amounts represent credit risk is as follows:




                                                 December 31,
                                                    2000
                                        ------------------------------
                                             Fixed        Variable
                                             Rate           Rate
                                        ------------------------------
                                                (in thousands)

 Commitments to extend credit                   $9,307        $41,704
 Standby letters of credit                                        ---
                                                   139


         Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 7.75% to 19.80% and maturities ranging from one month to 21 months.

         In 1999 there was $38,285,000 in commitments to extend credit and $539,000 in standby letters of credit.


NOTE R - CONDENSED FINANCIAL INFORMATION OF
         REDWOOD EMPIRE BANCORP (PARENT ONLY)


                                          CONDENSED BALANCE SHEETS

                                                                                   December 31,
                                                                            2000                1999
                                                                        ----------------------------------
                                                                                  (in thousands)
          Assets
          Cash and cash equivalents                                          $1,648                $119
          Investment in NBR                                                  33,470              37,961
          Other assets                                                        1,056                 707
                                                                        --------------      --------------
            Total assets                                                    $36,174             $38,787
                                                                        ==============      ==============

          Liabilities and Shareholders' Equity
          Other liabilities                                                    $715              $1,343
          Shareholders' equity                                               35,459              37,444
                                                                        --------------      --------------
              Total liabilities and shareholders' equity                    $36,174             $38,787
                                                                        ==============      ==============


                                       CONDENSED STATEMENTS OF OPERATIONS

                                                                               Year Ended December 31,
                                                                        2000             1999           1998
                                                                     --------------------------------------------
                                                                                    (in thousands)
 Dividends from subsidiary                                             $12,129          $10,900         $1,200
 Interest income from subsidiary                                           ---               32            274
 Interest expense                                                           81              151          1,107
 Operating expenses                                                        828              741            486
                                                                     ------------     -----------    ------------
 Income (loss) before equity in undistributed income of subsidiary      11,220           10,040           (119)
 Equity in undistributed (excess distributed) income of subsidiary      (5,106)          (5,940)         4,713
                                                                     ------------     -----------    ------------
 Income before income taxes and extraordinary item                       6,114            4,100          4,594
 Extraordinary loss, net of tax                                            ---             (276)           ---
 Income tax benefit                                                       (352)            (338)          (497)
                                                                     ------------     -----------    ------------
 Net income                                                             $6,466           $4,162         $5,091
                                                                     ============     ===========    ============


                                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                       2000            1999           1998
                                                                                   -------------------------------------------
                                                                                                  (in thousands)
 Cash flows from operating activities:
   Net income                                                                         $6,466          $4,162         $5,091
                                                                                   -----------    ------------     -----------
   Adjustments:
       Amortization and depreciation                                                       1               6             17
       Equity in (undistributed) excess distributed income of subsidiaries             5,106           5,940         (4,713)
       Change in other assets                                                            (64)          2,891           (113)
       Change in other liabilities                                                       197           1,365           (257)
                                                                                   -----------    ------------     -----------
         Total adjustments                                                             5,240          10,202         (5,066)
                                                                                   -----------    ------------     -----------
          Net cash from operating activities                                          11,706          14,364             25
                                                                                   -----------    ------------     -----------
 Cash flows from financing activities:
   Subordinated note redemption                                                          ---         (12,000)           ---
   Change in other borrowings                                                           (825)            ---            ---
   Stock issuance                                                                        566             414            463
   Stock repurchase                                                                   (8,283)         (4,182)          (283)
   Cash dividends                                                                     (1,635)           (812)          (515)
                                                                                   -----------    ------------     -----------
         Net cash from financing activities                                          (10,177)        (16,580)          (335)
                                                                                   -------------------------------------------
 Increase (decrease) in cash and cash equivalents                                      1,529          (2,216)          (310)
 Cash and cash equivalents at beginning of year                                          119           2,335          2,645
                                                                                   -----------    ------------     -----------
 Cash and cash equivalents at end of year                                             $1,648            $119         $2,335
                                                                                   ===========    ============     ===========

NOTE S - QUARTERLY RESULTS

QUARTERLY STATEMENTS OF OPERATIONS DATA (UNAUDITED)

(dollars in thousands)


                                                              Q1       Q2      Q3       Q4         Q1       Q2      Q3       Q4
                                                             1999     1999    1999     1999       2000     2000    2000     2000
                                                           ----------------------------------   ----------------------------------

 Interest income                                            $7,228   $7,415  $7,686   $8,304     $8,159   $8,802  $9,027   $9,175
 Net interest income                                         4,759    4,837   4,973    5,118      4,939    5,275   5,277    5,353
 Provision for loan losses                                     300      200     200       50        100       50     ---      ---
 Other operating income from continuing operations           1,325    1,378   1,193    1,301      1,411    1,526   1,498    1,671
 Other operating expenses from continuing operations         3,805    4,151   4,200    4,010      3,858    4,005   3,928    4,157
                                                           ----------------------------------   ----------------------------------
 Income from continuing operations before
    income taxes and extraordinary item                      1,979    1,864   1,766    2,359      2,392    2,746   2,847    2,867
 Provision for income taxes                                    768      684     714      927        972    1,117   1,149    1,148
                                                           ----------------------------------   ----------------------------------
 Income from continuing operations before
    extraordinary item                                       1,211    1,180   1,052    1,432      1,420    1,629   1,698    1,719
 Income (loss) from discontinued operations, net of tax         83       38   (686)      128        ---      ---     ---      ---
                                                           ----------------------------------   ----------------------------------
  Income before extraordinary item                           1,294    1,218     366    1,560      1,420    1,629   1,698    1,719
 Extraordinary loss, net of tax                               (276)     ---     ---      ---        ---      ---     ---      ---
                                                           ----------------------------------   ----------------------------------
 Net income                                                 $1,018   $1,218    $366   $1,560     $1,420   $1,629  $1,698   $1,719
                                                           ==================================   ==================================


 Earnings per common share:
    Basic earnings (loss) per common share:
     Income from continuing operations before
       extraordinary item                                     $.36     $.35    $.31     $.43       $.44     $.52    $.58     $.60
     Income (loss) from discontinued operations                .02      .01    (.20)     .04        ---      ---     ---      ---
     Income before extraordinary item                          .38      .36     .11      .47        .44      .52     .58      .60
     Net income available for common stock
       shareholders                                            .30      .36     .11      .47        .44      .52     .58      .60

   Diluted earnings (loss) per common share:
     Income from continuing operations before
       extraordinary item                                     $.35     $.34    $.30     $.42       $.43     $.51    $.56     $.59
     Income (loss) from discontinued operations                .02      .01    (.20)     .04        ---      ---     ---      ---
     Income before extraordinary item                          .37      .35     .11      .45        .43      .51     .56      .59
     Net income available for common stock
       shareholders                                            .29      .35     .11      .45        .43      .51     .56      .59

 Common Stock Prices:
   High                                                     $29.00   $27.25  $24.00   $23.94     $23.06   $20.00  $23.88   $22.13
   Low                                                       17.00    21.88   17.75    17.75      14.25    14.25   18.00    19.13
   Close                                                     24.75    23.88   18.63    19.13      14.31    18.00   21.13    20.38


         In the first quarter of 1999 the Company recorded an extraordinary charge of $276,000, net of tax. Such charge is comprised of the unamortized debt issuance cost associated with the Company's $12,000,000 subordinated debt, which was early redeemed.

         In the third quarter of 1999 the Company divested itself of its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The Company has disclosed the operation of theses units as discontinued operations.

NOTE Y - SUBSEQUENT EVENT

         In January and February 2001 the Board of Directors authorized the repurchase of up to 10% of the Company's total shares outstanding or 285,000 shares in January 2001 and 257,000 shares in February 2001, of which 426,200 shares have been repurchased through March 9, 2001. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions. The repurchase will be funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering concluded on February 22, 2001. The financing, which qualifies for tier 1 capital treatment, bears an interest rate of 10.2% and is due in 30 years. Debt issuance costs amounted to approximately $300,000 and will be amortized over the life of the offering. The funds are being used for stock repurchases and other corporate purposes.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required by this Item can be found in Redwood's Form 8-K filed on September 29, 2000, and is by this reference incorporated herein.


                                    PART III


Item 10.     Directors and Executive Officers of the Registrant

     The information required by this Item can be found in Redwood's most recent Definitive Proxy Statement, filed pursuant to Regulation 14A under the
Securities Exchange Act of 1934, as amended, and is by this reference incorporated herein.

Item 11.     Executive Compensation

     The information required by this Item can be found in Redwood's most recent Definitive Proxy Statement, filed pursuant to Regulation 14A under the
Securities Exchange Act of 1934, as amended, and is by this reference incorporated herein.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item can be found in Redwood's most recent Definitive Proxy Statement, filed pursuant to Regulation 14A under the
Securities Exchange Act of 1934, as amended, and is by this reference incorporated herein.

Item 13.     Certain Relationships and Related Transactions

        (a)      Transactions with Management and Others.

     During the year ended December 31, 2000, 1999, and 1998, the Company's operating subsidiary, National Bank of the Redwoods, paid $15,091, $130,354, and $174,577 pursuant to various construction contracts with Colombini Construction in which Colombini Construction acted as a general contractor. Richard Colombini, who is a director of the Company, is also the President and majority owner of Colombini Construction. The amounts paid to Colombini Construction included subcontractor costs. The construction contracts involved leasehold improvements for one of the Bank's branches and two operations centers. Substantially all of the contracts entered into with Colombini Construction were granted based upon competitive bids.

         (b)      Certain Business Relationships.

     Except as disclosed elsewhere in this Item, management is not aware of any business relationships required to be disclosed hereunder.

         (c)      Indebtedness of Management.

     Some of the Company's directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of or have had banking transactions with the Company in the ordinary course of the Company's business, and the Company expects to have banking transactions with such persons in the future. In management's opinion, all such loans and commitments to lend were made in the ordinary course of business, in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit worthiness and, in the opinion of management, did not involve more than a normal risk of collectability or present other unfavorable features. The Company has a strong policy regarding review of the adequacy and fairness to the Company of loans to its directors and officers. At December 31, 2000, there were no outstanding balances under extensions of credit to directors and executive officers of the Company and companies with which directors are associated.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.       Financial Statements.

         The following consolidated financial statements of Redwood and its subsidiaries and independent auditors' reports are included in Part III (Item 8) of this Form 10-K:


                                                                                                        Page

                  Reports of Independent Auditors.........................................................51
                  Consolidated Financial Statements of Redwood Empire Bancorp
                           and Subsidiaries
                    Consolidated Statements of Operations for the years ended
                           December 31, 2000, 1999 and 1998...............................................53
                    Consolidated Balance Sheets as of December 31, 2000 and 1999..........................55
                    Consolidated Statements of Shareholders' Equity for the years ended
                           December 31, 2000, 1999 and 1998...............................................56
                    Consolidated Statements of Cash Flows for the years ended
                            December 31, 2000, 1999 and 1998..............................................57
                  Notes to Consolidated Financial Statements..............................................59



         2.       Financial Statement Schedules.

                  All financial statement schedules have been omitted, as inapplicable.


         3.       Exhibits.

                  The following documents are included or incorporated by reference in this Annual Report on Form 10-K.

         Exhibit
         Number                     Description


          3.1 Articles of Incorporation of the Registrant, filed as Exhibit 3 to the Registrant' Registration Statement on Form S-4 dated September 14, 1988, and by this references incorporated herein.

          3.2 Amended and Restated By-Laws of the Registrant, filed as Exhibit 3 to the Registrants 1994 Annual Report on Form 10K and by this reference incorporated herein.

          4.   Indenture,  dated  February 22, 2001,  between  Redwood and State
               Street   Bank  and  Trust   Company  of   Connecticut,   National
               Association.

          4.1 Amended and Restated Declaration of Trust, dated February 22, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, Redwood and the Administrators named therein.

          10. Executive Salary Continuation Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp, filed as Exhibit 10.21 to the Registrants 1996 Annual Report on Form 10K and by this reference incorporated herein

          10.1 Executive Severance Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp, filed as Exhibit 10.1 to the Registrants 1999 Annual Report on Form 10K and by this reference incorporated herein.

          10.2 Executive Salary Continuation Agreement between James E. Beckwith and Redwood Empire Bancorp, filed as Exhibit 10.22 to the Registrants 1996 Annual Report on Form 10K and by this reference incorporated herein

          10.3 Executive Severance Agreement between James E. Beckwith and Redwood Empire Bancorp, filed as Exhibit 10.1 to the Registrants 1999 Annual Report on Form 10K and by this reference incorporated herein.


          10.4 The  Registrant's  401(k) Profit  Sharing Plan,  filed as Exhibit
               28.1 to the Registrant's Registration Statement on Form S-8 dated June 12, 1990 (Registration No. 33-35377), and by this reference incorporated herein.

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

          10.7 Dividend  Reinvestment  and Stock  Purchase Plan filed as Exhibit
               4.1 to a Form S-3 dated April 28, 1993 (Registration No. 33-61750), and by this reference incorporated herein.

          10.8 Lease, dated June 1, 1999, between National Bank of the Redwoods and Advanced Development & Investments, filed as Exhibit 10.8 to the Registrants 1999 Annual Report on Form 10K and by this references incorporated herein.

          10.9 Placement Agreement, dated February 9, 2001, between Redwood, First Tennessee Capital Markets and Keefe, Bruyette & Woods, Inc.

          10.10Subscription Agreement , dated February 22, 2001, between Redwood
               Statutory Trust I, Redwood and Preferred Term Securities II, Ltd.

          10.11Guarantee  Agreement,  dated  February 22,  2001,  by and between
               Redwood and State Street Bank and Trust Company of Connecticut, National Association.

          11.  Statement re Computation of Per Share Earnings.

          21.  Subsidiaries of the Registrant.

          23.1 Consent of Crowe, Chizek and Company LLP.

          23.2 Consent of Deloitte & Touche LLP.




         (b)      Exhibits.

                    The exhibits listed in Item 14(a)3 are incorporated by reference or attached hereto.


         (c)      Excluded Financial Statements

                    Not applicable.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




REDWOOD EMPIRE BANCORP



By:        /S/ PATRICK W. KILKENNY                   Dated:  March 20, 2001
           Patrick W. Kilkenny
           President, Chief Executive Officer and Director
           (Principal Executive Officer)


And By:    /S/ JAMES E. BECKWITH                     Dated:  March 20, 2001
           James E. Beckwith
           Executive Vice President
           Chief Operating Officer
           Chief Financial Officer
           (Principal Financial Officer
           and Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/S/ RICHARD I. COLOMBINI                    Dated:  March 20, 2001
Richard I. Colombini, Director


/S/ MARGIE HANDLEY                          Dated:  March 20, 2001
Margie Handley, Director


/S/ DANA R. JOHNSON                         Dated:  March 20, 2001
Dana R. Johnson, Director


/S/ PATRICK W. KILKENNY                     Dated:  March 20, 2001
Patrick W. Kilkenny, Director


/S/ PATRICIA "PADI" SELWYN                  Dated:  March 20, 2001
Patricia "Padi" Selwyn, Director


S/ GREGORY J. SMITH                         Dated:  March 20, 2001
Gregory J. Smith, Director
Chairman of the Board


/S/ WILLIAM B. STEVENSON                    Dated:  March 20, 2001
William B. Stevenson, Director