Form 10-Q
period 2001-03-30
REDWOOD EMPIRE BANCORP
filed 2001-05-10
CIK 840007

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One) [X] Quarterly Report PURSUANT TO Section 13 or 15 (d) of the SECURITIES Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


As of May 1, 2001, there were 2,459,925 shares of the Registrant's common stock outstanding.




                        This page is page 1 of 29 pages.

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                            Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Operations
                  Three Months ended March 31, 2001 and 2000...................3

                  Consolidated Balance Sheets
                  March 31, 2001 and December 31, 2000.........................5

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2001 and 2000...................6

                  Notes to Consolidated Financial Statements...................8


       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............12

       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk...........................................28


PART II. OTHER INFORMATION

       Item 2.    Changes in Securities and Use of Proceeds...................28

       Item 6.    Exhibits and Reports on Form 8-K............................28



SIGNATURES ...................................................................29




                        This page is page 2 of 29 pages.

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements

                            REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                             Consolidated Statements of Operations
                         (dollars in thousands except per share data)
                                          (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               2001          2000
                                                           ----------------------------
Interest income:
  Interest and fees on loans                                      $7,389        $6,766
  Interest on investment securities                                1,387         1,250
  Interest on federal funds sold                                     277           143
                                                           ----------------------------
Total interest income                                              9,053         8,159

Interest expense:
  Interest on deposits                                             3,600         3,171
  Interest on other borrowings                                       152            49
                                                           ----------------------------
Total interest expense                                             3,752         3,220
                                                           ----------------------------

Net interest income                                                5,301         4,939
Provision for loan losses                                            ---           100
                                                           ----------------------------

Net interest income after loan loss provision                      5,301         4,839

Noninterest income:
  Service charges on deposit accounts                                269           277
  Merchant draft processing, net                                     813           897
  Loan servicing income                                               77            40
  Net realized (losses)/gains on sale of
    Investment securities available for sale                         ---            (1)
  Other income                                                       206           198
                                                           ----------------------------
Total noninterest  income                                          1,365         1,411

Noninterest expense:
  Salaries and employee benefits                                   2,232         2,150
  Occupancy and equipment expense                                    489           501
  Other                                                              929         1,207
                                                           ----------------------------
Total noninterest expense                                          3,650         3,858
                                                           ----------------------------

Income before income taxes                                         3,016         2,392
Provision for income taxes                                         1,229           972
                                                           ----------------------------


Net income                                                        $1,787        $1,420
                                                           ============================

Total comprehensive income                                        $2,255        $1,312
                                                           ============================

                                        (Continued)





                        This page is page 3 of 29 pages.

                            REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                             Consolidated Statements of Operations
                         (dollars in thousands except per share data)
                                          (unaudited)
                                          (Continued)


                                                               Three Months Ended
                                                                    March 31,
                                                               2001          2000
                                                           ----------------------------

Basic earnings per common share:
   Net income                                                       $.66          $.44
  Weighted average shares - basic                              2,720,000     3,252,000

Diluted earnings per common share and common Equivalent share:
   Net income                                                       $.64          $.43
  Weighted average shares - diluted                            2,794,000     3,269,000

See Notes to Consolidated Financial Statements.


                                          (Concluded)









                        This page is page 4 of 29 pages.

                                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                             (dollars in thousands)

                                                                              March 31,            December 31,
                                                                                2001                   2000
                                                                           ----------------       ----------------
                                                                             (unaudited)
Assets:
Cash and due from banks                                                            $16,594                $21,599
Federal funds sold and repurchase agreements                                        36,166                 22,328
                                                                           ----------------       ----------------
  Cash and cash equivalents                                                         52,760                 43,927

Investment securities:
  Held to maturity (fair value of $19,651 and $29,657)                              19,400                 29,801
  Available for sale, at fair value (amortized cost of $49,288 and                  50,227                 55,409
  $55,276)
                                                                           ----------------       ----------------

    Total investment securities                                                     69,627                 85,210
Loans:
    Residential real estate mortgage                                                96,720                 98,914
    Commercial real estate mortgage                                                102,571                 93,091
    Commercial                                                                      69,528                 66,645
    Real estate construction                                                        43,180                 49,460
    Installment and other                                                            8,341                  7,900
    Less deferred loan fees                                                           (876)                  (909)
                                                                           ----------------       ----------------
         Total portfolio loans                                                      319,464                315,101
    Less allowance for loan losses                                                  (7,696)                (7,674)
                                                                            ----------------       ----------------
        Net loans                                                                  311,768                307,427

Premises and equipment, net                                                          2,512                  2,489
Mortgage servicing rights, net                                                          22                     25
Other real estate owned                                                                486                    757
Cash surrender value of life insurance                                               3,315                  3,275
Other assets and interest receivable                                                 9,575                 10,329
                                                                           ----------------       ----------------
     Total assets                                                                 $450,065               $453,439
                                                                           ================       ================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                              $88,538                $91,727
  Interest-bearing transaction accounts                                            128,292                127,341
  Time deposits $100,000 and over                                                  100,817                 93,040
  Other time deposits                                                               88,810                 93,225
                                                                           ----------------       ----------------
    Total deposits                                                                 406,457                405,333

Other short-term borrowings                                                            429                  3,528
Trust Preferred                                                                     10,000                    ---
Other liabilities and interest payable                                               6,819                  9,119
                                                                           ----------------       ----------------
     Total liabilities                                                             423,705                417,980

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
      None outstanding                                                                 ---                    ---
  Common stock, no par value; authorized 10,000,000 shares;
      Issued and outstanding: 2,474,925 and 2,858,154 shares                        12,893                 14,601
  Retained earnings                                                                 12,922                 20,781
  Accumulated other comprehensive income, net                                          545                     77
                                                                           ----------------       ----------------
     Total shareholders' equity                                                     26,360                 35,459
                                                                           ----------------       ----------------
     Total liabilities and shareholders' equity                                   $450,065               $453,439
                                                                           ================       ================

See Notes to Consolidated Financial Statements.



                        This page is page 5 of 29 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                                         2001               2000
                                                                     --------------     --------------
Cash flows from operating activities:

  Net income                                                               $1,787             $1,420

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization, net                                         (127)               254
  Net realized loss (gains) on securities available for sale                  ---                  1
  Provision for loan losses                                                   ---                100
  Change in other assets and interest receivable                              335               (319)
  Change in other liabilities and interest payable                         (2,257)               125
  Other, net                                                                   30                 14
                                                                     --------------     --------------
  Total adjustments                                                        (2,019)               175
                                                                     --------------     --------------

  Net cash from operating activities                                         (232)             1,595
                                                                     --------------     --------------

Cash flows from investing activities:
  Net change in loans                                                      (3,901)            (7,665)
  Purchases of investment securities available for sale                   (10,352)            (3,943)
  Purchases of investment securities held to maturity                         ---               (801)
  Proceeds from sales of investment securities available for sale             ---              1,000
  Maturities of investment securities available for sale                   16,431                129
  Maturities or calls of investment securities held to maturity            10,431                334
  Purchases of premises and equipment, net                                   (191)              (268)
  Proceeds from sale of other real estate owned                                19                992
                                                                     --------------     --------------
    Net cash from investing activities                                     12,437            (10,222)
                                                                     --------------     --------------

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                       (3,189)             1,519
  Change in interest bearing transaction accounts                             951              5,116
  Change in time deposits                                                   3,362              7,494
  Change in other short-term borrowings                                    (3,099)            (3,850)
  Trust preferred issuance                                                 10,000                ---
  Issuance/(repurchase) of common stock                                   (10,968)               448
  Dividends paid                                                             (429)              (330)
                                                                     --------------     --------------

    Net cash from financing activities                                     (3,372)            10,397
                                                                     --------------     --------------


Net change in cash and cash equivalents                                     8,833              1,770
Cash and cash equivalents at beginning of period                           43,927             20,555
                                                                     --------------     --------------


Cash and cash equivalents at end of period                                $52,760            $22,325
                                                                     ==============     ==============


                                             (Continued)




                        This page is page 6 of 29 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (Unaudited)
                                             (Continued)

                                                                            Three Months Ended
                                                                                March 31,
                                                                         2001               2000
                                                                     --------------     --------------

Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                          $3,829             $3,054
  Income taxes                                                               1,715              1,084

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                              ---                670
  Dividends declared                                                           386                330
  Transfers from OREO to loans                                                 222                ---






See Notes to Consolidated Financial Statements.


                                   (Concluded)











                        This page is page 7 of 29 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 2000 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR", together with Redwood, the "Company"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


2.       Earnings per Share

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities were or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.




                        This page is page 8 of 29 pages.

         The Company's pertinent earnings per share data is as follows (in thousands, except per share data):


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                         2001                           2000
                                                              ---------------------------    ----------------------------
                                                                 Basic         Diluted           Basic         Diluted
                                                              ------------   ------------    -------------   ------------

Earnings per common share:

 Net Income                                                        $1,787         $1,787           $1,420         $1,420
 Earnings per share                                                   .66            .64              .44            .43

 Weighted average common shares outstanding                     2,720,000      2,794,000 (1)    3,252,000      3,269,000 (1)





(1) The weighted average common shares outstanding include the dilutive effects of common stock options of 74,000 and 17,000 .


3.       Comprehensive Income

         The Company's total comprehensive earnings presentation is as follows:


                                                                   Three Months Ended
                                                                       March 31,
                                                               ---------------------------
                                                                  2001           2000
                                                               ------------   ------------
                                                                     (In thousands)

                   Net income as reported                          $1,787         $1,420
                   Other comprehensive income (net of tax):
                     Change in unrealized holding gain (losses)
                        On available for sale securities              468           (108)
                     Reclassification adjustment                        -              -
                                                               ------------   ------------
                   Total comprehensive income                      $2,255         $1,312
                                                               ============   ============


4.       Common Stock Dividend

         On February 20, 2001 the Board of Directors declared a quarterly cash dividend of 15 cents per share on the Company's Common Stock. The dividend was paid on April 16, 2001 to shareholders of record on March 30, 2001.




                        This page is page 9 of 29 pages.

5.       Business Segments

         The Company operates in two principal industry segments: core community banking and merchant card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 43,000 merchants throughout the United States.

         The condensed income statements and average assets of the individual segments are set forth in the table below. The information in this table is derived from the internal management reporting system used by management to measure the performance of the segments and the Company. The management reporting system assigns balance sheet and income statement items to each segment based on internal management accounting policies. Net interest income is determined by the Company's internal funds transfer pricing system, which assigns a cost of funds or credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. Noninterest income and expense directly attributable to a segment are assigned to that business. Total other operating expense, including indirect costs, such as overhead, operations and technology expense, are allocated to the segments based on an evaluation of costs for product or data processing. All amounts other than allocations of interest and indirect costs are derived from third parties. The provision for credit losses is allocated based on the required reserves and the net charge-offs for each respective segment. The Company allocates depreciation expense without allocating the related depreciable asset to that segment.

         Summary financial data by industry segment follows:

                                                                   For the quarter ended March 31, 2001
                                                                  ---------------------------------------
                                                                                Merchant
                                                                   Community      Card         Total
                                                                    Banking     Services      Company
                                                                  ---------------------------------------
                                                                              (in thousands)

Total interest income                                                   $9,053      $    ---     $9,053
Total interest expense                                                   3,749            3       3,752
Interest income/(expense) allocation                                      (311)         311         ---
                                                                  ---------------------------------------
Net interest income                                                      4,993          308       5,301
Provision for loan losses                                                  ---          ---         ---
Total other operating income                                               552          813       1,365
Total other operating expense                                            3,103          547       3,650
                                                                  ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                                2,442          574       3,016
Provision for income taxes                                                 995          234       1,229
                                                                  ---------------------------------------
Income from continuing operations before extraordinary item             $1,447         $340      $1,787
                                                                  =======================================

Total Average Assets                                                  $418,822      $24,601    $443,423
                                                                  =======================================




                        This page is page 10 of 29 pages.


                                                                   For the quarter ended March 31, 2000
                                                                  ---------------------------------------
                                                                                Merchant
                                                                   Community      Card         Total
                                                                    Banking     Services      Company
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
                                                                  =======================================


6.       Common Stock Repurchases and Trust Preferred Issuance

         In January and February 2001, the Board of Directors authorized separate share repurchases of up to 10% of the Company's total shares outstanding or 285,000 and 257,000 shares, respectively. As of March 31, 2001, 426,200 shares have been repurchased under these two authorizations. Under the repurchase programs the Company can repurchase shares from time to time on the open market or through privately negotiated transactions. The repurchased shares are funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering which concluded on February 22, 2001. The financing, which qualifies for tier 1 capital treatment, bears an interest rate of 10.2% and is due in 30 years. Debt issuance costs amounted to approximately $300,000 and will be amortized over the life of the offering. The funds are being used for stock repurchases and other corporate purposes.

7.       New Accounting Pronouncement

         As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have a material impact on the financial condition or results of operations of the Company.



                        This page is page 11 of 29 pages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

         This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

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

     o    Changes in the securities markets.

     o A decline in the health of the local economy as a result of shortages of electrical power in Northern California.

         The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Certain Important Considerations for Investors.



                        This page is page 12 of 29 pages.

         The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2000 to March 31, 2001. Significant changes and trends in the Company's results of operations for the three months ended March 31, 2001, compared to the same period in 2000 are also discussed.


Summary of Financial Results

         The Company reported net income of $1,787,000 ($.64 per diluted share) for the three months ended March 31, 2001 and $1,420,000 ($.43 per diluted share) for the same period in 2000. This increase is due to an increase of $462,000 in net interest income, a decrease in the provision for loan losses of $100,000, a decrease of $208,000 in noninterest expense, all partially offset by a decrease of $46,000 in noninterest income.


Net Interest Income

         Net interest income increased from $4,939,000 during the first quarter of 2000 to $5,301,000 in the first quarter of 2001, which represents an increase of $462,000 or 10%. Growth in net interest income was driven by an increase in both net interest margin and earning assets. The Company's net interest margin increased to 5.16% for the three months ended March 31, 2001 from 4.96% for the three months ended March 31, 2000. Average earning assets increased $15,800,000 or 4% from $400,724,000 for the quarter ended March 31, 2000 to $416,524,000 for the quarter ended March 31, 2001. In December 2000, the Company sold $21,205,000 in single family residential loans and securitized another $17,949,000 as part of an asset repositioning strategy. Funds received from the loan sale will be used to fund growth in higher yielding, relationship-based commercial and commercial real estate loans.

         For the first three months of 2001, the yield on earning assets increased from 8.19% to 8.81%. This increase is primarily due to growth of $16,260,000 or 20% in commercial real estate loans, $9,564,000 or 16% in commercial loans, $5,380,000 or 13% in construction loans and a decline in lower yielding residential loans of $29,070,000 or 23%. Overall average portfolio loans increased $5,234,000. However, when considering the impact of the single family residential loan sale and securitization, total portfolio loans grew $44,388,000 or 14% in the first quarter of 2001 when compared with the same quarter one year ago. Yield paid on interest bearing liabilities increased to 4.79%, for the three months ended March 31, 2001, as compared to 4.28% for the same period in 2000.

         With the increase in average earning assets in 2001, the Company's funding levels also increased as average interest bearing liabilities increased $15,562,000 or 5%. The average balance of higher cost time deposits increased $16,081,000 during the first three months of 2001 as compared to the same period one-year ago. The growth in time deposits in 2001 is a result of the Company's efforts to fund earning asset growth.



                        This page is page 13 of 29 pages.

         The following is an analysis of the net interest margin:


                                               Three months ended                     Three months ended
                                                 March 31, 2001                         March 31, 2000
                                      -------------------------------------  --------------------------------------

                                         Average                    %           Average                     %
(dollars in thousands)                   Balance     Interest   Yield/Rate      Balance     Interest   Yield/Rate
                                      -------------------------------------  --------------------------------------

Commercial loans                            $68,372     $1,745      10.35%        $58,808       $1,507     10.31%
Real estate-mortgage loans                   97,922      2,009       8.32         126,992        2,382      7.54
Real estate-commercial loans                 98,440      2,189       9.02          82,180        1,744      8.54
Construction loans                           46,344      1,268      11.10          40,964        1,042     10.23
Installment and other                         8,499        178       8.49           5,840           91      6.27
Deferred loan fees                             (938)       ---        ---          (1,379)         ---       ---
                                      --------------------------             --------------------------
  Portfolio loans                           318,639      7,389       9.40         313,405        6,766      8.68

Investments                                  77,931      1,387       7.22          77,305        1,250      6.50
Federal funds sold                          19,954        277        5.63          10,014          143      5.74
                                      --------------------------             --------------------------
  Total earning assets (1)                  416,524      9,053       8.81         400,724        8,159      8.19


Interest bearing transaction accounts       124,099        848       2.77         127,437          917      2.89
Time deposits                               187,589      2,752       5.95         171,508        2,254      5.29
Other borrowings                              6,311        152       9.77           3,492           49      5.64
                                      --------------------------             --------------------------
   Total interest-bearing liabilities      $317,999     $3,752       4.79%       $302,437       $3,220      4.28%

                                                    ------------                           ------------
Net interest income                                     $5,301                                  $4,939
                                                    ============                           ============
Net interest income to
  earning assets                                                     5.16%                                  4.96%




(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).




                        This page is page 14 of 29 pages.

         The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2001 and 2000. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

                                                Three months ended March 31, 2001 compared
                                                  to the three months ended March 31, 2000
                                                     Volume        Rate        Total
                                                  --------------------------------------
                                                              (in thousands)
Increase (decrease) in interest income:
  Commercial loans                                     $976        ($738)         $238
  Real estate-mortgage loans                         (2,326)       1,953          (373)
  Real estate-commercial loans                        1,433         (988)          445
  Construction loans                                    574         (348)          226
  Installment and other                                 198         (111)           87
  Investment securities                                  41           96           137
  Federal funds sold                                    552         (418)          134
                                                  --------------------------------------
Total increase (decrease)                             1,448         (554)          894
                                                  --------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                 (94)          25           (69)
  Time deposits                                         889         (391)          498
  Other borrowings                                      218         (115)          103
                                                  ---------------------------------------
Total increase (decrease)                             1,013         (481)          532
                                                  ---------------------------------------

Increase (decrease) in net interest income             $435         ($73)         $362
                                                  =======================================



Provision for Loan Losses

         Due to the improved asset quality of the Company, there was no provision for loan losses for the quarter ended March 31, 2001 as compared to $100,000 in the same quarter in the previous year. For further discussion see "Allowance for Loan Losses" and "Nonperforming Assets" in this section.


Noninterest Income and Expense and Income Taxes

         Noninterest Income

         The following tables set forth the components of the Company's noninterest income for the three months ended March 31, 2001, as compared to the same period in 2000.




                        This page is page 15 of 29 pages.

                                                Three Months Ended
                                                     March 31,
                                             --------------------------        $          %
                                                2001           2000         Change      Change
                                             -----------     ----------   -----------------------
                                              (dollars in thousands)

Service charges on deposit accounts               $269            $277          ($8)        (3%)
Merchant draft processing, net                     813             897          (84)         (9)
Loan servicing income                               77              40           37          93
Gain (loss) on sale of securities                  ---              (1)           1        (100)
Other income                                       206             198            8           4
                                             -----------     ----------   ------------
Total noninterest income                        $1,365          $1,411         ($46)        (3%)
                                             ===========     ==========   ============




         Noninterest income decreased $46,000, or 3%, to $1,365,000 for the first quarter of 2001 when compared to $1,411,000 for the same period in 2000. Such decrease is primarily due to a decrease in merchant card net revenue of $84,000, partially offset by an increase of $37,000 in loan servicing income. In the fourth quarter of 2000, a large merchant card processing contract with an independent sales organization ("ISO", or collectively, "ISO's") expired. To help offset the decline in merchant credit card processing revenue brought about by the expiration of the contract referenced above, the Company has been building its overall merchant credit card processing business through direct marketing efforts and new ISO business. Excluding net revenue from merchant credit card processing, noninterest income grew $38,000, or 7%, in the first quarter of 2001 when compared to the same quarter one year ago.

Noninterest Expense

         The following tables set forth the components of the Company's noninterest expense during the three months ended March 31, 2001, as compared to the same period in 2000.

                                          Three Months Ended
                                               March 31,
                                     ------------------------------      $          %
                                         2001            2000          Change     Change
                                     --------------  --------------   ----------------------
                                        (dollars in thousands)

Salaries and employee benefits            $2,232          $2,150           $82       4%
Occupancy and equipment expense              489             501           (12)      (2)
Other                                        929           1,207          (278)     (23)
                                     --------------  --------------   ----------
Total noninterest expense                 $3,650          $3,858         ($208)     (5%)
                                     ==============  ==============   ==========








                        This page is page 16 of 29 pages.

         Noninterest expense decreased by $208,000, or 5%, to $3,650,000 during the first quarter of 2001 compared to $3,858,000 for the first quarter of 2000. The decrease in noninterest expense for the three-month period ending March 31, 2001, as compared to the same period ending March 31, 2000, is attributable to a decrease in other expenses. Such decrease is a direct result of the decline of $257,000 in legal and professional expenses paid by the Company. The decline in noninterest expense is directly attributable to the Company's focus on improving efficiency. The Company's efficiency ratio for the first quarter of 2001 amounted to 54.76% as compared to 60.76% one year ago.


Income Taxes

         The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 40.7% for the three months ended March 31, 2001 as compared to 40.6% for the same periods in 2000.


Business Segments

         The Company operates in two principal product and service lines: core community banking and merchant credit card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with treasury and depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 43,000 merchants throughout the United States.


         Summary financial data by industry segment as follows:

                                                                   For the quarter ended March 31, 2001
                                                                  ---------------------------------------
                                                                                Merchant
                                                                   Community      Card         Total
                                                                    Banking     Services      Company
                                                                  ---------------------------------------
                                                                              (in thousands)

Total interest income                                                   $9,053       $ ---        $9,053
Total interest expense                                                   3,749           3         3,752
Interest income/(expense) allocation                                     (311)         311           ---
                                                                  ---------------------------------------
Net interest income                                                      4,993         308         5,301
Provision for loan losses                                                  ---         ---           ---
Total other operating income                                               552         813         1,365
Total other operating expense                                            3,103         547         3,650
                                                                  ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                                2,442         574         3,016
Provision for income taxes                                                 995         234         1,229
                                                                  ---------------------------------------
Income from continuing operations before extraordinary item             $1,447        $340        $1,787
                                                                  =======================================

Total Average Assets                                                  $418,822     $24,601      $443,423
                                                                  =======================================




                        This page is page 17 of 29 pages.

                                                                   For the quarter ended March 31, 2000
                                                                  ---------------------------------------
                                                                                Merchant
                                                                   Community      Card         Total
                                                                    Banking     Services      Company
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
                                                                  =======================================


         Community Banking

         The Community Banking segment's income before income tax increased for the quarter ended March 31, 2001 when compared to the same period in 2000. The increase is due to reduced operating expenses, a lower provision for loan losses and growth in earning assets. For the quarter ended March 31, 2001, segment expenses declined primarily due to reduced overhead and administrative expenses. Additionally, the Company increased its loan portfolio through renewed marketing efforts. Total average portfolio loans were $318,639,000 in the first quarter of 2001 up 2% from $313,405,000 in the first quarter of 2000.

         Merchant Card Services

         The Company's credit card segment earned $340,000 in the quarter ended March 31, 2001 compared to $441,000 in the first quarter of 2000. The decline in the unit's net income is due to a decline in processing revenue and an increase in salary and benefits expenses. The decline in the segment's revenue is directly attributable to the expiration of a large merchant credit card processing contract. The merchant credit card segment net income comprised 19% of the Company's consolidated net income for the first quarter of 2001.




                        This page is page 18 of 29 pages.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,268,000 and $1,044,000 as of March 31, 2001 and 2000, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management's assumptions regarding merchant and Independent Sales Organization (ISO) risk. The Company utilizes the services of ISOs to acquire merchants as customers. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $67,000 and $136,000 for the quarters ended March 31, 2001 and 2000. While charge offs were minimal, the increase in the reserve reflects the growth in proprietary merchant account volume, increased exposures to internet merchants and a new ISO relationship in which the Company assumes fraud risk directly rather than looking first to the ISO. For further discussion see "Certain Important Considerations for Investors" in this section.

         The following table summarized the Company's merchant card allowance for change-back losses:


                                                  Three months ended
                                                      March 31,
                                                  2001         2000
                                               -------------------------
                                                    (in thousands)

                     Beginning allowance            $1,277        $908
                     Provision for losses               67         136
                     Charge-offs                       (76)        ---
                                               -------------------------
                     Ending allowance               $1,268      $1,044
                                               =========================


Investment Securities

         Total investment securities declined to $69,627,000, as of March 31, 2001, compared to $85,210,000 as of December 31, 2000. This decrease is primarily due to $26,000,000 in investment securities being called by their issuer during the first three months of 2001. The Company's average federal fund position was $19,954,000 for the first three months of 2001 as compared to $10,014,000 in 2000. This was primarily due to the fourth quarter 2000 single family residential loan sale and called investment securities referred to above. As proceeds from these transactions are redeployed into the loan portfolio, the Company anticipates the average federal fund position will decline in the future.



                        This page is page 19 of 29 pages.

Loans

         Total loans increased $4,363,000, or 1%, to $319,464,000 at March 31, 2001 compared to $315,101,000 at March 31, 2000. The increase in portfolio loans is primarily attributable to the Company's marketing efforts and a general expansion of businesses within the Company's market area. Commercial real estate loans increased $9,480,000 to $102,571,000, at March 31, 2001, compared to $93,091,000 at December 31, 2000. Commercial loans increased $2,883,000 to $69,528,000, at March 31, 2001, compared to $66,645,000 at December 31, 2000.
During the fourth quarter of 2000, the Company sold $21,205,000 in single family residential loans and securitized another $17,949,000 as part of an asset repositioning strategy. The Company anticipates that the funds received from the loan sale will be used to fund growth in higher yielding, relationship-based commercial and commercial real estate loans.

         The following table summarizes the composition of the loan portfolio at March 31, 2001 and December 31, 2000.

                                                March 31, 2001                   December 31, 2000
                                         ------------------------------    -------------------------------
                                               Amount           %                Amount            %
                                         ------------------------------    -------------------------------
                                             (dollars in thousands)            (dollars in thousands)
 Residential real estate mortgage                $96,720           30%              $98,914           31%
 Commercial real estate mortgage                 102,571           32                93,091           29
 Commercial                                       69,528           22                66,645           21
 Real estate construction                         43,180           13                49,460           16
 Installment and other                             8,341            3                 7,900            3
 Less deferred loan fees                            (876)           0                  (909)           0
                                         ------------------------------    -------------------------------
     Total portfolio loans                       319,464          100%              315,101          100%
                                                           ============                      =============
 Less allowance for loan losses                   (7,696)                            (7,674)
                                         ------------------                ------------------
     Net loans                                  $311,768                           $307,427
                                         ==================                ==================


Allowance for Loan Losses

         The allowance for loan losses is established through charges to earnings in the form of the provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined after considering various factors such as loan loss experience, current economic conditions, maturity of the portfolio, size of the portfolio, industry concentrations, borrower credit history, the existing allowance for loan losses, independent loan reviews, current charges and recoveries to the allowance for loan losses and the overall quality of the portfolio, as determined by management, regulatory agencies and independent credit review consultants retained by the Company.



                        This page is page 20 of 29 pages.

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

         The following table summarizes the Company's allowance for loan losses:

                                                    Three months ended
                                                        March 31,
                                                ---------------------------
                                                   2001           2000
                                                -----------    ------------
                                                    (dollars in thousands)

Beginning allowance for loan losses                 $7,674          $7,931
Provision for loan losses                              ---             100
Charge-offs                                            ---             (67)
Recoveries                                              22              16
                                                -----------    ------------
Ending allowance for loan losses                    $7,696          $7,980
                                                ===========    ============


Net charge-offs to average
   loans (annualized)                                (0.03%)          0.07%


         The allowance for loan losses as a percentage of portfolio loans decreased from 2.44%, at December 31, 2000, to 2.41% at March 31, 2001. This decrease is due to several factors which include an improvement in the overall credit quality of the Company's loan portfolio, reflected in a reduction in loan charge-offs, the reduction of nonperforming loans and growth in the Company's loan portfolio. The growth in the Company's loan portfolio is primarily comprised of commercial real estate loans that generally bear a lower credit risk than construction or commercial loans. Accordingly, under the Company's loan loss reserve methodology, such loans generally receive a lower loan loss reserve allocation as compared to commercial or construction loans.




                        This page is page 21 of 29 pages.

Nonperforming Assets

         The following table summarizes the Company's nonperforming assets:

                                                              March 31,         December 31,
                                                                2001                2000
                                                           ----------------    ---------------
                                                                 (dollars in thousands)
Nonaccrual loans                                                      $994               $908
Accruing loans past due 90 days or more                                ---                ---
Restructured loans                                                     295                295
                                                           ----------------    ---------------
Total nonperforming loans                                            1,289              1,203
Other real estate owned                                                486                757
                                                           ----------------    ---------------
Total nonperforming assets                                          $1,775             $1,960
                                                           ================    ===============



Nonperforming assets to total assets                                  0.39%              0.43%




         Nonperforming assets have decreased from $1,960,000, as of December 31, 2000, to $1,775,000 as of March 31, 2001. The decrease is attributable to a decrease in other real estate owned of $271,000.

         Nonperforming loans consist of loans to 14 borrowers, 6 of which have balances in excess of $100,000. The two largest have recorded balances of $295,000 and $223,000. Both properties are secured by real estate. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

         Other real estate owned consists of 1 property, which is a motel. Based on information currently available, management believes that no reserves are required for this property.

         Although the volume of nonperforming assets will depend in part on the future economic environment, there are two additional loan relationships which totals approximately $1,328,000 about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms. These loans may become nonperforming assets based on the information presently known about possible credit problems of the borrowers.

         At March 31, 2001, the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $1,917,000 of which $1,622,000 relates to the recorded investment for which there is a related allowance for loan losses of $853,000. The remaining $295,000 did not require a valuation allowance.




                        This page is page 22 of 29 pages.

         The average recorded investment in the impaired loans during the three months ended March 31, 2001 and 2000 was $1,965,000 and $3,356,000. The decline in the average recorded investment of impaired loans of $1,391,000 for the quarter ended March 31, 2001 compared to the same quarter one year ago is a direct result of the Company's efforts in reducing non performing assets. The related amount of interest income recognized during the periods that such loans were impaired was $29,000 for the three month period ended March 31, 2001 and $39,000 for the three months ended March 31, 2000.

         As of March 31, 2001 there was $994,000 of loans on which the accrual of interest had been discontinued as compared to $908,000 at December 31, 2000. During the first quarter of 2001 interest due but excluded from interest income on loans placed on nonaccrual status was $18,000 and interest income received on nonaccrual loans was $4,000.

         From time to time the Company may be required to repurchase mortgage loans from mortgage loan investors depending upon representations and warranties of the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral which had secured a mortgage loan sold by the Company. Such representations and warranties include valid appraisal, status of borrower or fraud. In the first three months of 2001 the Company was not required to repurchase any such loans. The Company maintains a reserve for its estimate of potential losses associated with the repurchase of previously sold mortgage loans. Such reserve amounts to $93,000 as of March 31, 2001 and $93,000 as of December 31, 2000. The Company expects that it may be required to repurchase loans in the future.

Liquidity

         Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity has historically been associated with cash payments made to subordinated debt holders, dividend payments made to preferred stock holders and operating expenses. It is Redwood's general policy to retain liquidity at the parent level which management believes to be consistent with the safety and soundness of the Company as a whole. As of March 31, 2001, Redwood held $905,000 in deposits at NBR.

          Currently, Redwood pays a cash dividend to its common stock holders at a quarterly rate of $.15 per share. Further, Redwood is required to make semi-annual payments of interest at 10.2% on $10,000,000 of trust preferred securities issued in 2001. Payment of these obligations is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR became undercapitalized as a result. If NBR is restricted from paying dividends, Redwood could be unable to pay dividends to its common shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood.

         During the first three months of 2001, NBR declared a dividend of $1,200,000. Management believes that as of March 31, 2001, the Company's liquidity position was adequate for the operations of Redwood and its subsidiary for the foreseeable future.



                        This page is page 23 of 29 pages.

         Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the three months ended March 31, 2001, the Company received cash of $12,437,000 from investing activities, while using $232,000 in operating activities and $3,372,000 in financing activities.


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

         The Company and NBR are required to maintain minimum capital ratios defined by various federal government regulatory agencies. The Board of Governors of the Federal Reserve System and the Office of the Comptroller of Currency have each established capital guidelines which include minimum capital requirements. The regulations impose three sets of standards: "risk-based", "leverage" and "tangible" capital.

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



                        This page is page 24 of 29 pages.

         The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at March 31, 2001 and December 31, 2000.


                                  March 31, 2001                       December 31, 2000
                       -------------------------------------  -------------------------------------
                                     Well-       Minimum                    Well-       Minimum
                         Actual   Capitalized  Requirement      Actual   Capitalized  Requirement
                       -------------------------------------  -------------------------------------
Company
   Leverage                7.54%      5.00%       4.00%             7.72%      5.00%       4.00%
   Tier 1 risk-based       9.70       6.00        4.00              9.99       6.00        4.00
   Total risk-based       10.96      10.00        8.00             11.25      10.00        8.00

 NBR
   Leverage                7.52%      5.00%       4.00%             7.29%      5.00%       4.00%
   Tier 1 risk-based       9.62       6.00        4.00              9.44       6.00        4.00
   Total risk-based       10.89      10.00        8.00             10.70      10.00        8.00


         During 2000 and 1999, the Company repurchased 428,875 and 191,500 shares of its common stock for $8,283,000 and $4,182,000. The average price paid under the repurchase program was $19.31 in 2000 and $21.84 in 1999.

         In January and February 2001, the Board of Directors authorized separate share repurchases of up to 10% of the Company's total shares outstanding or 285,000 and 257,000 shares respectively. As of March 31, 2001, 426,200 shares have been repurchased under these two authorizations. Under the repurchase programs the Company can repurchase shares from time to time on the open market or through privately negotiated transactions. The repurchased shares were funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering which concluded on February 22, 2001. The Company accounted for this repurchase program by reducing common stock by $2,315,000, or 20% of the repurchase cost, with the remaining 80% of the repurchase cost, or $9,261,000, reducing retained earnings.


Trust Preferred Securities

         In February 2001 the Company completed its $10,000,000 participation in a pooled trust preferred securities offering. The financing, which qualifies for tier 1 capital treatment, bears an interest rate of 10.2% and is due in 30 years. Debt issuance costs amounted to approximately $300,000 and will be amortized over the life of the offering. The funds are being used for stock repurchases and other corporate purposes. Cash to service this debt on a semi-annual basis is approximately $510,000.




                        This page is page 25 of 29 pages.

Certain Important Considerations for Investors

         Merchant Credit Card Processing. The Company's profitability can be negatively impacted should any of the Company's merchant credit card customers be unable to pay on charge-backs from cardholders. Due to a contractual obligation between the Company and Visa and Mastercard, NBR stands in the place of the merchant in the event that a merchant is unable to pay on charge-backs from cardholders. Management has taken certain actions to decrease the risk of merchant bankruptcy associated with its merchant credit card business. These steps include the discontinuance of high-risk accounts. The Company utilizes ISO's to acquire merchant credit card customers. The Company's ability to maintain and grow net revenue from its merchant credit card processing operation is dependent upon maintaining and adding to these ISO relationships.

         Merchant credit card processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. During November 1999, VISA adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affect the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average. At December 31, 2000 (the most recent period available from VISA), the Company's overall fraud ratio was below the VISA requirement. Other VISA changes included the requirement that total processing volume in certain high-risk categories (as defined by VISA) be less than 20% of total processing volume. At December 31, 2000 (the most recent information available from VISA), the Company's total VISA transactions within these certain high-risk categories were 18% of VISA total processing volume. Other changes VISA announced included a requirement that weekly VISA volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital. At December 31, 2000 (the most recent information available from VISA), the Company's weekly VISA volume was 26.3% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 6.9% of tangible equity capital. Merchant credit card participants, such as the Company, must comply with these new VISA rules by filing a compliance plan with VISA. Such plan has been filed by the Company and accepted by VISA. At this time the Company believes that it will be in compliance with all rule changes that went into effect on March 31, 2001. Should the Company be unable to comply with these rule changes, VISA will require collateral of one to four times the short fall.



                        This page is page 26 of 29 pages.

         Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At March 31, 2001, approximately 76% of the Company's loans were secured by real estate, of which 42% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located in Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, prolonged electrical power shortages in Northern California may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

         Government Regulation. The Company and its subsidiaries are subject to extensive federal and state governmental supervision, regulation and control. Future legislation and government policy could adversely affect the financial industry. Although the full impact of such legislation and regulation cannot be predicted, future changes may alter the structure of, and competitive relationship among financial institutions.

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





                        This page is page 27 of 29 pages.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         There were no significant changes to the Company's market risk from December 31, 2000 to March 31, 2001.


PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         On February 22, 2001, the Company completed its $10,000,000 participation in a pooled trust preferred securities offering in which Keefe, Bruyette & Woods, Inc. and First Tennessee Capital Markets acted as placement agents. Issuance costs amounted to approximately $300,000 and are being amortized over the 30-year life of the securities. The Company, relying on
Section 4(2), Rule 506 and Rule 903 of the Securities Act of 1933, as amended, sold the securities directly to Preferred Term Securities, Ltd. II, a Cayman Islands corporation. The proceeds have been, and will continue to be, used for share repurchases and general corporate purposes.

Item 6.  Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          3.1 Articles of Incorporation of the Registrant, filed as Exhibit 3 to the Registrants Registration Statement on Form S-4 dated September 14, 1988, and by this reference incorporated herein.

          3.2  Amended and Restated By-Laws of the Registrant


     b)   Reports on Form 8-K

          1. Form 8-K filing dated February 27, 2001 announcing completion of pooled trust preferred offering.

          2. Form 8-K filing dated February 22, 2001 announcing participation in pooled trust preferred offering and partial completion of its current stock repurchase plan and authorization of an additional 257,000 shares.






                        This page is page 28 of 29 pages.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                             REDWOOD EMPIRE BANCORP
                                  (Registrant)




Date:          5/10/01       By:  /s/ James E. Beckwith
               -------            ------------------------------------
                                  James E. Beckwith
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Chief Operating Officer,
                                  Principal Financial Officer, and
                                  Duly Authorized Officer







                        This page is page 29 of 29 pages.