Form 10-Q
period 2001-06-30
REDWOOD EMPIRE BANCORP
filed 2001-08-10
CIK 840007

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

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


At August 8, 2001, there were 2,371,928 shares of the Registrant's common stock outstanding.

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                            Page

PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 2001 and 2000............3

                  Consolidated Balance Sheets
                  June 30, 2001 and December 31, 2000..........................5

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2001 and 2000......................6

                  Notes to Consolidated Financial Statements...................8


       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............12

       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk...........................................33


PART II. OTHER INFORMATION

       Item 2.    Changes in Securities and Use of Proceeds...................35

       Item 4.    Submission of Matters to a Vote of Security Holders.........36

       Item 6.    Exhibits and Reports on Form 8-K............................37



SIGNATURES....................................................................38

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements

                                      REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                    (dollars in thousands except per share data)
                                                    (unaudited)

                                                 Three Months Ended     Six Months Ended
                                                       June 30,                June 30,
                                                    2001       2000        2001       2000
                                                -------------------    -------------------
Interest income:
  Interest and fees on loans                      $6,967     $7,432     $14,356    $14,198
  Interest on investment securities                1,212      1,290       2,599      2,540
  Interest on federal funds sold                     263         80         540        223
                                                --------   --------    --------   --------
Total interest income                              8,442      8,802      17,495     16,961

Interest expense:
  Interest on deposits                             3,333      3,443       6,933      6,614
  Interest on other borrowings                       283         84         435        133
                                                --------   --------    --------   --------
Total interest expense                             3,616      3,527       7,368      6,747
                                                --------   --------    --------   --------

Net interest income                                4,826      5,275      10,127     10,214
Provision for loan losses                           --           50        --          150
                                                --------   --------    --------   --------

Net interest income after loan loss provision      4,826      5,225      10,127     10,064

Noninterest income:
  Service charges on deposit accounts                266        251         535        528
  Merchant draft processing, net                   1,019      1,075       1,832      1,972
  Loan servicing income                               80         80         157        120
  Net realized (losses)/gains on sale of
    investment securities available for sale        --          (37)       --          (38)
  Other income                                       187        157         393        355
                                                --------   --------    --------   --------
Total noninterest income                           1,552      1,526       2,917      2,937

Noninterest expense:
  Salaries and employee benefits                   1,989      2,092       4,221      4,242
  Occupancy and equipment expense                    503        509         992      1,010
  Other                                              940      1,404       1,869      2,611
                                                --------   --------    --------   --------
Total noninterest expense                          3,432      4,005       7,082      7,863
                                                --------   --------    --------   --------

Income before income taxes                         2,946      2,746       5,962      5,138
Provision for income taxes                         1,178      1,117       2,407      2,089
                                                --------   --------    --------   --------


Net income                                        $1,768     $1,629      $3,555     $3,049
                                                ========   ========    ========   ========

Total comprehensive income                        $1,754     $1,646      $4,009     $2,958
                                                ========   ========    ========   ========

                                                    (Continued)

                                      REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                    (dollars in thousands except per share data)
                                                    (unaudited)
                                                    (Continued)


                                                                           Three Months Ended             Six Months Ended
                                                                                June 30,                       June 30,
                                                                          2001            2000            2001            2000
                                                                     -------------------------       -------------------------

Basic earnings per common share:
  Net income                                                              $.73            $.52           $1.39            $.95
  Weighted average shares - basic                                    2,414,000       3,157,000       2,567,000       3,205,000

Diluted earnings per common share and common equivalent share:
  Net income                                                              $.71            $.51           $1.34            $.94
  Weighted average shares - diluted                                  2,489,000       3,213,000       2,645,000       3,239,000

See Notes to Consolidated Financial Statements.


                                                    (Concluded)


                                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                             (dollars in thousands)
                                                                                            June 30,   December 31,
                                                                                              2001         2000
                                                                                           ---------    ---------
                                                                                          (unaudited)
Assets:
Cash and due from banks                                                                      $20,037      $21,599
Federal funds sold and repurchase agreements                                                  17,171       22,328
                                                                                           ---------    ---------
  Cash and cash equivalents                                                                   37,208       43,927
Investment securities:
  Held to maturity (fair value of $19,934 and $29,657)                                        19,934       29,801
  Available for sale, at fair value (amortized cost of $54,115 and $55,276)                   55,030       55,409
                                                                                           ---------    ---------
    Total investment securities                                                               74,964       85,210
Loans:
    Residential real estate mortgage                                                          91,806       98,914
    Commercial real estate mortgage                                                          105,812       93,091
    Commercial                                                                                76,497       66,645
    Real estate construction                                                                  43,479       49,460
    Installment and other                                                                      8,958        7,900
    Less deferred loan fees                                                                     (770)        (909)
                                                                                           ---------    ---------
        Total portfolio loans                                                                325,782      315,101
    Less allowance for loan losses                                                            (7,704)      (7,674)
                                                                                           ---------    ---------
        Net loans                                                                            318,078      307,427

Premises and equipment, net                                                                    2,395        2,489
Mortgage servicing rights, net                                                                    16           25
Other real estate owned                                                                         --            757
Cash surrender value of life insurance                                                         3,357        3,275
Other assets and interest receivable                                                          10,372       10,329
                                                                                           ---------    ---------
     Total assets                                                                           $446,390     $453,439
                                                                                           =========    =========

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                                        $88,806      $91,727
  Interest-bearing transaction accounts                                                      122,746      127,341
  Time deposits $100,000 and over                                                            100,305       93,040
  Other time deposits                                                                         84,943       93,225
                                                                                           ---------    ---------
    Total deposits                                                                           396,800      405,333

Other short-term borrowings                                                                    5,370        3,528
Trust Preferred                                                                               10,000         --
Other liabilities and interest payable                                                         9,988        9,119
                                                                                           ---------    ---------
     Total liabilities                                                                       422,158      417,980

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
      None outstanding                                                                          --           --
  Common stock, no par value; authorized 10,000,000 shares;
      Issued and outstanding: 2,369,835 and 2,858,154 shares                                  12,323       14,601
  Retained earnings                                                                           11,378       20,781
  Accumulated other comprehensive income, net                                                    531           77
                                                                                           ---------    ---------
     Total shareholders' equity                                                               24,232       35,459
                                                                                           ---------    ---------
     Total liabilities and shareholders' equity                                             $446,390     $453,439
                                                                                           =========    =========

See Notes to Consolidated Financial Statements.



                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                            (in thousands)
                                             (unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                     2001        2000
                                                                                                 --------    --------
Cash flows from operating activities:

  Net income                                                                                       $3,555      $3,049

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization, net                                                                   33         650
  Net realized loss (gains) on securities available for sale                                         --            38
  Provision for loan losses                                                                          --           150
  Change in other assets and interest receivable                                                     (467)       (690)
  Change in other liabilities and interest payable                                                    395      (1,415)
  Other, net                                                                                           30          14
                                                                                                 --------    --------
  Total adjustments                                                                                    (9)     (1,253)
                                                                                                 --------    --------

  Net cash from operating activities                                                                3,546       1,796

Cash flows from investing activities:
  Net change in loans                                                                             (10,134)    (20,983)
  Purchases of investment securities available for sale                                           (18,758)     (3,943)
  Purchases of investment securities held to maturity                                              (1,326)       (840)
  Proceeds from sales of investment securities available for sale                                    --         3,968
  Maturities of investment securities available for sale                                           19,965         149
  Maturities or calls of investment securities held to maturity                                    11,256         607
  Purchases of premises and equipment, net                                                           (267)       (358)
  Proceeds from sale of other real estate owned                                                       512       1,737
                                                                                                 --------    --------
    Net cash provided by/(used in) investing activities                                             1,248     (19,663)

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                                               (2,921)      7,608
  Change in interest bearing transaction accounts                                                  (4,595)     (1,353)
  Change in time deposits                                                                          (1,017)     16,270
  Change in other short-term borrowings                                                             1,842         315
  Trust preferred issuance                                                                         10,000        --
  Issuance/(repurchase) of common stock                                                           (14,451)     (4,319)
  Dividends paid                                                                                     (371)       (664)
                                                                                                 --------    --------
    Net cash (used in)/provided by financing activities                                           (11,513)     17,857
                                                                                                 --------    --------


Net change in cash and cash equivalents                                                            (6,719)        (10)
Cash and cash equivalents at beginning of period                                                   43,927      20,555
                                                                                                 --------    --------


Cash and cash equivalents at end of period                                                        $37,208     $20,545
                                                                                                 ========    ========


                                               (Continued)


                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                            (in thousands)
                                             (Unaudited)
                                             (Continued)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                              2001               2000
                                                                        ---------------     --------------

Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                           $6,965             $7,864
  Income taxes                                                                2,535              2,224

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                               ---                670
  Dividends declared                                                            474                451







See Notes to Consolidated Financial Statements.


                                             (Concluded)

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 2000 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR", together with Redwood, the "Company"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


2.       Earnings per Share

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

         The Company's pertinent earnings per share data is as follows (in thousands, except per share data):

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                         2001                           2000
                                                              ---------------------------    ----------------------------
                                                                 Basic         Diluted           Basic         Diluted
                                                              ------------   ------------    -------------   ------------

 Earnings per common share:

 Net Income                                                        $1,768         $1,768           $1,629         $1,629
 Earnings per share                                                   .73            .71              .52            .51

 Weighted average common shares outstanding                     2,414,000      2,489,000 (1)    3,157,000      3,213,000 (1)

1) The weighted average common shares outstanding include the dilutive effects of common stock options of 75,000 and 56,000 for the three months ended June 30, 2001 and June 30, 2000.



                                                                                   Six Months Ended
                                                                                       June 30,
                                                                         2001                           2000
                                                              ---------------------------    ----------------------------
                                                                 Basic         Diluted           Basic         Diluted
                                                              ------------   ------------    -------------   ------------

 Earnings per common share:

 Net Income                                                        $3,555         $3,555           $3,049         $3,049
 Earnings per share                                                  1.39           1.34              .95            .94

 Weighted average common shares outstanding                     2,567,000      2,645,000 (1)    3,205,000      3,239,000 (1)

1) The weighted average common shares outstanding include the dilutive effects of common stock options of 78,000 and 34,000 for the six months ended June 30, 2001 and June 30, 2000.



3.       Comprehensive Income

         The Company's total comprehensive earnings presentation is as follows:

                                                  Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                              --------------------------    --------------------------
                                                 2001           2000           2001           2000
                                              -----------    -----------    -----------    -----------
                                                                   (In thousands)

 Net income as reported                          $1,768         $1,629         $3,555         $3,049
 Other comprehensive income (net of tax):
   Change in unrealized holding gain (losses)
      on available for sale securities              (14)            39            454            (68)
   Reclassification adjustment                        -            (22)             -            (23)
                                              -----------    -----------    -----------    -----------
 Total comprehensive income                      $1,754         $1,646         $4,009         $2,958
                                              ===========    ===========    ===========    ===========


4.       Common Stock Dividend

         On May 15, 2001 the Board of Directors declared a quarterly cash dividend of 20 cents per share on the Company's Common Stock. The dividend was paid on July 16, 2001 to shareholders of record on June 29, 2001.


       5.Business Segments

         The Company operates in two principal business segments: core community banking and merchant card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 39,000 merchants throughout the United States.

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

         Summary financial data by business segment follows:

                                                                   For the quarter ended June 30, 2001
                                                                  ---------------------------------------
                                                                                Merchant
                                                                   Community      Card         Total
                                                                    Banking     Services      Company
                                                                  ---------------------------------------
                                                                              (in thousands)
Total interest income                                                   $8,442      $   ---      $8,442
Total interest expense                                                   3,614            2       3,616
Interest income/(expense) allocation                                      (263)         263         ---
                                                                  ---------------------------------------
Net interest income                                                      4,565          261       4,826
Provision for loan losses                                                  ---          ---         ---
Total other operating income                                               533        1,019       1,552
Total other operating expense                                            2,896          536       3,432
                                                                  ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                                2,202          744       2,946
Provision for income taxes                                                 880          298       1,178
                                                                  ---------------------------------------
Income from continuing operations before extraordinary item             $1,322         $446      $1,768
                                                                  =======================================

Total Average Assets                                                  $418,208      $25,653    $443,861
                                                                  =======================================

                                                                   For the quarter ended June 30, 2000
                                                                  ---------------------------------------
                                                                                Merchant
                                                                   Community      Card         Total
                                                                    Banking     Services      Company
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
                                                                  =======================================

                                                                  For the six months ended June 30, 2001
                                                                  ----------------------------------------
                                                                                Merchant
                                                                   Community      Card         Total
                                                                    Banking     Services      Company
                                                                  ----------------------------------------
                                                                              (in thousands)
Total interest income                                                  $17,495      $   ---     $17,495
Total interest expense                                                   7,363            5       7,368
Interest income/(expense) allocation                                      (574)         574         ---
                                                                  ----------------------------------------
Net interest income                                                      9,558          569      10,127
Provision for loan losses                                                  ---          ---         ---
Total other operating income                                             1,085        1,832       2,917
Total other operating expense                                            5,999        1,083       7,082
                                                                  ----------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                                 4,644        1,318       5,962
Provision for income taxes                                               1,875          532       2,407
                                                                  ----------------------------------------
Income from continuing operations before extraordinary item             $2,769         $786      $3,555
                                                                  ========================================

Total Average Assets                                                  $418,849      $25,125    $443,974
                                                                  ========================================

                                                                  For the six months ended June 30, 2000
                                                                  ----------------------------------------
                                                                                Merchant
                                                                   Community      Card         Total
                                                                    Banking     Services      Company
                                                                  ----------------------------------------
                                                                              (in thousands)

Total interest income                                                  $16,961      $   ---     $16,961
Total interest expense                                                   6,747          ---       6,747
Interest income/(expense) allocation                                      (582)         582         ---
                                                                  ----------------------------------------
Net interest income                                                      9,632          582      10,214
Provision for loan losses                                                  150          ---         150
Total other operating income                                               965        1,972       2,937
Total other operating expense                                            6,935          928       7,863
                                                                  ----------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                                 3,512        1,626       5,138
Provision for income taxes                                               1,427          662       2,089
                                                                  ----------------------------------------
Income from continuing operations before extraordinary item             $2,085         $964      $3,049
                                                                  ========================================

Total Average Assets                                                  $410,605      $25,007    $435,612
                                                                  ========================================


       6.Common Stock Repurchases and Trust Preferred Issuance

         In January and February 2001, the Board of Directors authorized separate share repurchases of up to 10% of the Company's total shares outstanding or 285,000 and 257,000 shares. All shares have been repurchased under these two authorizations. The repurchased shares were funded, in part, with proceeds received from a $10,000,000 pooled trust preferred securities offering which concluded on February 22, 2001. The financing, which qualifies for tier 1 capital treatment, bears an interest rate of 10.2% and is due in 30 years. Debt issuance costs amounted to approximately $300,000 and will be amortized over the life of the trust preferred securities.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

         This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates, projections or expectations or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors (many of which are beyond our ability to control):

    o Competitive pressure in the banking industry and changes in the regulatory and legislative environment.

    o Changes in the interest rate environment (including possible further declines in interest rates) and volatility of rate sensitive loans and deposits.

    o A decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans or reduce the volume of the Company's merchant credit card processing business.

    o Credit quality deterioration which could cause an increase in the provision for loan losses.

    o    Dividend restrictions.

    o    Regulatory discretion.

    o Material losses in the Company's merchant credit card processing business from card holder fraud or merchant business failure and the ability of the Company to comply with the regulations and rules of the major credit card associations, such as Visa, as described under "Certain Important Considerations for Investors" in this report.

    o    Asset/liability repricing risks and liquidity risks.

    o    Changes in the securities markets.

    o A decline in the health of the Northern California economy as a result of shortages of electrical power or increases in energy costs

    o    Certain operational risks involving data processing systems or fraud.

         Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and "Certain Important Considerations for Investors" herein.

         The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2000 to June 30, 2001. Significant changes and trends in the Company's results of operations for the three and six months ended June 30, 2001, compared to the same period in 2000 are also discussed.

Summary of Financial Results

         The Company reported net income of $1,768,000 ($.71 per diluted share) for the three months ended June 30, 2001 as compared to $1,629,000 ($.51 per diluted share) for the same period in 2000, an increase of $139,000 or 9%. This increase is due to a decrease of $573,000 in noninterest expense, a decrease of $50,000 in the provision for loan losses, an increase of $26,000 in noninterest income, all partially offset by a decrease of $449,000 in net interest income.

         Net income for the six months ended June 30, 2001 was $3,555,000 ($1.34 per diluted share) as compared to $3,049,000 ($.94 per diluted share) for the same period in 2000, an increase of $506,000 or 17%. This increase is due to a decrease of $781,000 in noninterest expense, a decrease of $150,000 in the provision for loan losses, partially offset by a decrease of $87,000 in net interest income and a decrease of $20,000 in noninterest income.

Net Interest Income

         Net interest income decreased from $5,275,000 in the second quarter of 2000 to $4,826,000 in the second quarter of 2001, which represents a decrease of $449,000 or 9%. The decline in net interest income was driven by a decrease in net interest margin as earning assets increased only $1,389,000. The Company's net interest margin decreased to 4.66% for the three months ended June 30, 2001 from 5.12% for the three months ended June 30, 2000. The decline in net interest margin is due in part to the interest expense of the Company's pooled trust preferred debt financing which amounted to $251,000 for the three months ended June 30, 2001. Such debt had a negative impact on net interest margin of 24 basis points during this period.

         Net interest income for the six months ended June 30, 2001 was $10,127,000, which represents a decrease of $87,000 when compared to the same period one year ago. The Company's net interest margin decreased from 5.04% at June 30, 2000 to 4.91% at June 30, 2001. The decline in net interest margin is due in part to the interest expense of the Company's pooled trust preferred debt financing which amounted to $357,000 for the six months ended June 30, 2001. Such debt had a negative impact on net interest margin of 17 basis points during this period.

         For the three months ended June 30, 2001, yield on earning assets decreased to 8.15% from 8.55% for the same period one year ago. The decrease is due to a decline in the general interest rate environment. During the first six months of 2001, the Federal Reserve lowered it's discount rate 2.75%. To counter the impact of a lower interest rate environment, the Company has embarked on an asset repositioning strategy. In December 2000, the Company sold $21,205,000 in single family residential loans and securitized another $17,949,000 as part of this asset repositioning strategy. Funds received from the loan sale have been used to fund growth in higher yielding, relationship-based commercial and commercial real estate loans. As of June 30, 2001, average residential loans have declined $44,825,000 or 32% while average commercial loans increased by $13,372,000 or 22% and average commercial real estate loans increased $18,077,000 or 22%, all when compared to June 30, 2000. At June 30, 2001, overall average portfolio loans decreased $11,955,000 from June 30, 2000. However, when considering the impact of the single family residential loan sale and securitization, average total portfolio loans grew $27,199,000 or 9% as of June 30, 2001 when compared to June 30, 2000.

         For the first six months of 2001, the yield on earning assets increased to 8.48% from 8.37% for the same period one year ago. This increase is primarily due to growth of $17,169,000 or 21% in average commercial real estate loans and $11,490,000 or 11% in average commercial loans and a decline in lower yielding average residential loans of $36,962,000 or 28% during this period. Overall average portfolio loans decreased $3,372,000 during this period when compared to the same period one year ago. However, when considering the impact of the single family residential loan sale and securitization, average total portfolio loans grew $35,782,000 or 13% for the first six months of 2001 when compared to the same period one year ago.

         Yield paid on interest bearing liabilities decreased to 4.51% for the three months ended June 30, 2001 as compared to 4.53% for the same period one year ago. This slight decline is attributable to a lower interest rate environment as discussed above, offset by the impact of the Company's pooled trust preferred debt financing.

         Yield paid on interest bearing liabilities increased to 4.65% for the six months ended June 30, 2001, as compared to 4.41% for the same period in 2000, primarily as a result of the Company's pooled trust preferred debt financing.

         With the increase in average earning assets in the first six months of 2001, the Company's funding levels also increased as average interest bearing liabilities increased $11,949,000 or 4% during this period. The average balance of higher cost time deposits increased $9,977,000 during the first six months of 2001 as compared to the same period one year ago. The growth in time deposits in 2001 is a result of the Company's efforts to fund earning asset growth.

         The following is an analysis of the Company's net interest margin for the indicated periods:


                                               Three months ended                     Three months ended
                                                 June 30, 2001                           June 30, 2000
                                      -------------------------------------  --------------------------------------

                                         Average                    %           Average                     %
(dollars in thousands)                   Balance     Interest   Yield/Rate      Balance     Interest   Yield/Rate
                                      -------------------------------------  --------------------------------------

Commercial loans                            $73,152      $1,664      9.12%         $59,780      $1,626     10.94%
Real estate-mortgage loans                   93,736       1,923      8.23          138,561       2,654      7.70
Real estate-commercial loans                102,117       2,263      8.89           84,040       1,860      8.90
Construction loans                           40,294         934      9.30           44,417       1,189     10.77
Installment and other                        10,371         183      7.08            5,256         103      7.88
Deferred loan fees                             (856)        ---       ---           (1,285)        ---       ---
                                      --------------------------             --------------------------
  Portfolio loans                           318,814       6,967      8.77          330,769       7,432      9.04

Investments                                  74,546       1,212      6.52           78,100       1,290      6.64
Federal funds sold                           22,285         263      4.73            5,387          80      5.97
                                      --------------------------             -------------------------
  Total earning assets (1)                  415,645       8,442      8.15          414,256       8,802      8.55

Interest bearing transaction accounts       123,727         782      2.54          127,596         935      2.95
Time deposits                               184,540       2,551      5.54          180,608       2,508      5.59
Other borrowings                             13,211         283      8.59            5,175          84      6.53
                                      --------------------------             --------------------------
   Total interest-bearing liabilities      $321,478      $3,616      4.51%        $313,379      $3,527      4.53%

Net interest income                                      $4,826                                 $5,275
                                                    ============                           ============
Net interest income to
  earning assets                                                     4.66%                                  5.12%



                                                Six months ended                       Six months ended
                                                 June 30, 2001                           June 30, 2000
                                      -------------------------------------  --------------------------------------

                                         Average                    %           Average                     %
(dollars in thousands)                   Balance     Interest   Yield/Rate      Balance     Interest   Yield/Rate
                                      -------------------------------------  --------------------------------------

Commercial loans                            $70,773      $3,409      9.71%        $59,283       $3,133     10.63%
Real estate-mortgage loans                   95,820       3,932      8.28         132,782        5,036      7.63
Real estate-commercial loans                100,285       4,452      8.95          83,116        3,604      8.72
Construction loans                           43,300       2,202     10.26          42,692        2,231     10.51
Installment and other                         9,442         361      7.71           5,556          194      7.02
Deferred loan fees                             (896)        ---       ---          (1,333)         ---       ---
                                      --------------------------             --------------------------
  Portfolio loans                           318,724      14,356      9.08         322,096       14,198      8.86

Investments                                  76,235       2,599      6.87          77,701        2,540      6.57
Federal funds sold                           21,107         540      5.16           7,685          223      5.84
                                      --------------------------             --------------------------
  Total earning assets (1)                  416,066      17,495      8.48         407,482       16,961      8.37

Interest bearing transaction accounts       123,907       1,630      2.65         127,493        1,852      2.92
Time deposits                               186,048       5,303      5.75         176,071        4,762      5.44
Other borrowings                              9,899         435      8.86           4,341          133      6.16
                                      --------------------------             --------------------------
   Total interest-bearing liabilities      $319,854      $7,368      4.65%       $307,905       $6,747      4.41%

Net interest income                                     $10,127                                $10,214
                                                    ============                           ============
Net interest income to
  earning assets                                                     4.91%                                  5.04%


(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).

         The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2001 and 2000. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

                                                     Three months ended June 30, 2001 compared
                                                      to the three months ended June 30, 2000

                                                            Volume        Rate        Total
                                                         ---------------------------------------
                                                                     (in thousands)
Increase (decrease) in interest income:
  Commercial loans                                            $1,317      ($1,279)         $38
  Real estate-mortgage loans                                  (3,634)       2,903         (731)
  Real estate-commercial loans                                 1,602       (1,199)         403
  Construction loans                                            (417)         162         (255)
  Installment and other                                          365         (285)          80
  Investments                                                   (232)         154          (78)
  Federal funds sold                                             810         (627)         183
                                                         ---------------------------------------
Total increase (decrease)                                       (189)        (171)        (360)
                                                         ---------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                         (111)         (42)        (153)
  Time deposits                                                  218         (175)          43
  Other borrowings                                               660         (461)         199
                                                         ---------------------------------------
Total increase (decrease)                                        767         (678)          89
                                                         ---------------------------------------

Increase (decrease) in net interest income                     ($956)        $507        ($449)
                                                         =======================================


                                                     Six months ended June 30, 2001 compared
                                                      to the six months ended June 30, 2000

                                                           Volume        Rate        Total
                                                        ---------------------------------------
                                                                    (in thousands)
Increase (decrease) in interest income:
  Commercial loans                                            $1,141        ($865)        $276
  Real estate-mortgage loans                                  (2,981)       1,877       (1,104)
  Real estate-commercial loans                                 1,521         (673)         848
  Construction loans                                              63          (92)         (29)
  Installment and other                                          294         (127)         167
  Investments                                                    (97)         156           59
  Federal funds sold                                             693         (376)         317
                                                        ---------------------------------------
Total increase (decrease)                                        634         (100)         534
                                                        ---------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                         (102)        (120)        (222)
  Time deposits                                                  555          (14)         541
  Other borrowings                                               451         (149)         302
                                                        ---------------------------------------
Total increase (decrease)                                        904         (283)         621
                                                        ---------------------------------------

Increase (decrease) in net interest income                     ($270)        $183         ($87)
                                                        =======================================

Provision for Loan Losses

         Due to the improved asset quality of the Company, there was no provision for loan losses for the quarter and six months ended June 30, 2001 as compared to $50,000 and $150,000 for the same periods in the previous year. For further information, see "Allowance for Loan Losses" and "Nonperforming Assets" in this section.


Noninterest Income and Expense and Income Taxes

         Noninterest Income

         The following tables set forth the components of the Company's noninterest income for the three and six months ended June 30, 2001, as compared to the same period in 2000.

                                                Three Months Ended
                                                     June 30,
                                             --------------------------        $          %
                                                2001           2000         Change      Change
                                             -----------    -----------   -----------------------
                                              (dollars in thousands)

Service charges on deposit accounts               $266           $251           $15           6%
Merchant draft processing, net                   1,019          1,075           (56)         (5)
Loan servicing income                               80             80           ---         ---
Gain (loss) on sale of securities                  ---            (37)           37        (100)
Other income                                       187            157            30          19
                                             -----------    -----------   ------------
Total noninterest income                        $1,552         $1,526           $26           2%
                                             ===========    ===========   ============

                                                   Six Months Ended
                                                       June 30,
                                             --------------------------        $          %
                                                2001           2000         Change      Change
                                             -----------    -----------   -----------------------
                                              (dollars in thousands)

Service charges on deposit accounts                $535           $528            $7        1%
Merchant draft processing, net                    1,832          1,972          (140)      (7)
Loan servicing income                               157            120            37       31
Gain (loss) on sale of securities                   ---            (38)           38     (100)
Other income                                        393            355            38       11
                                             -----------    -----------   ------------
Total noninterest income                         $2,917         $2,937          ($20)      (1%)
                                             ===========    ===========   ============


         Noninterest income increased $26,000, or 2%, to $1,552,000 for the second quarter of 2001 when compared to $1,526,000 for the same period in 2000. During this period, such increase is primarily due to a decrease in merchant card net revenue of $56,000, a decrease of $37,000 in losses associated with investment securities available for sale partially offset by an increase of $30,000 in other income during this period.

         Noninterest income decreased $20,000, or 1%, to $2,917,000 for the second quarter of 2001 when compared to $2,937,000 one year ago. During this period, the decrease is due to a decline in merchant card net revenue of $140,000 during this period. In the fourth quarter of 2000, a large merchant card processing contract with an independent sales organization ("ISO", or collectively, "ISO's") expired. To help offset the decline in merchant credit card processing revenue brought about by the expiration of this contract, the Company has been seeking to build its overall merchant credit card processing business through direct marketing efforts and new ISO business. Excluding net revenue from merchant credit card processing, noninterest income grew $120,000, or 12%, for the first six months of 2001 when compared to the same period one year ago.


Noninterest Expense

         The following tables set forth the components of the Company's noninterest expense during the three and six months ended June 30, 2001, as compared to the same period in 2000.


                                          Three Months Ended
                                               June 30,
                                     ------------------------------       $          %
                                         2001            2000          Change     Change
                                     --------------  --------------   ----------------------
                                        (dollars in thousands)

Salaries and employee benefits              $1,989          $2,092       ($103)         (5%)
Occupancy and equipment expense                503             509          (6)         (1)
Other                                          940           1,404        (464)        (33)
                                     --------------  --------------   ----------
Total noninterest expense                   $3,432          $4,005       ($573)        (14%)
                                     ==============  ==============   ==========



                                           Six Months Ended
                                               June 30,
                                     ------------------------------       $         %
                                         2001            2000          Change     Change
                                     --------------  --------------   ---------------------
                                        (dollars in thousands)

Salaries and employee benefits              $4,221          $4,242        ($21)        ---
Occupancy and equipment expense                992           1,010         (18)        (2)
Other                                        1,869           2,611        (742)       (28)
                                     --------------  --------------   ----------
Total noninterest expense                   $7,082          $7,863       ($781)       (10%)
                                     ==============  ==============   ==========


         Noninterest expense decreased by $573,000, or 14%, to $3,432,000 during the second quarter of 2001 as compared to $4,005,000 for the second quarter of 2000. The decrease in noninterest expense for the three-month period ended June 30, 2001, as compared to the same period ended June 30, 2000, is attributable to a decline in salaries and employee benefits of $103,000, occupancy and equipment expense of $6,000 and other expense of $464,000. During the fourth quarter of 2000, the Company embarked on an efficiency improvement initiative, which seeks to lower to Company's efficiency ratio to less than 50%. Such initiative is primarily comprised of process improvement, job function consolidation and vendor expense control. For the quarter ended June 30, 2001 the Company's efficiency ratio was 53.81% as compared to 58.89% for the same period one year ago.

         Noninterest expense decreased by $781,000, or 10%, to $7,082,000 during the six months ended June 30, 2001 as compared to $7,863,000 during the same period one year ago. The decline in noninterest expense is directly attributable to the Company's focus on improving efficiency as referred to above. The Company's efficiency ratio for the first six months of 2001 amounted to 54.29% as compared to 59.79% for the same period one year ago.


Income Taxes

         The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 39.99% and 40.37% for the three and six months ended June 30, 2001, as compared to 40.68% and 40.66% for the same periods in 2000.


Business Segments

         The Company operates in two principal product and service lines: core community banking and merchant credit card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with treasury and depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 39,000 merchants throughout the United States.

         Summary financial data by business segment for the indicated periods is as follows:

                                                                   For the quarter ended June 30, 2001
                                                                  ---------------------------------------
                                                                                Merchant
                                                                   Community      Card         Total
                                                                    Banking     Services      Company
                                                                  ---------------------------------------
                                                                              (in thousands)

Total interest income                                                   $8,442      $   ---      $8,442
Total interest expense                                                   3,614            2       3,616
Interest income/(expense) allocation                                      (263)         263         ---
                                                                  ---------------------------------------
Net interest income                                                      4,565          261       4,826
Provision for loan losses                                                  ---          ---         ---
Total other operating income                                               533        1,019       1,552
Total other operating expense                                            2,896          536       3,432
                                                                  ---------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                                2,202          744       2,946
Provision for income taxes                                                 880          298       1,178
                                                                  ---------------------------------------
Income from continuing operations before extraordinary item             $1,322         $446      $1,768
                                                                  =======================================

Total Average Assets                                                  $418,208      $25,653    $443,861
                                                                  =======================================

                                                                   For the quarter ended June 30, 2000
                                                                  ---------------------------------------
                                                                                Merchant
                                                                   Community      Card         Total
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
                                                                  =======================================

                                                                  For the six months ended June 30, 2001
                                                                  ----------------------------------------
                                                                                Merchant
                                                                   Community      Card         Total
                                                                    Banking     Services      Company
                                                                  ----------------------------------------
                                                                              (in thousands)

Total interest income                                                  $17,495      $   ---     $17,495
Total interest expense                                                   7,363            5       7,368
Interest income/(expense) allocation                                      (574)         574         ---
                                                                  ----------------------------------------
Net interest income                                                      9,558          569      10,127
Provision for loan losses                                                  ---          ---         ---
Total other operating income                                             1,085        1,832       2,917
Total other operating expense                                            5,999        1,083       7,082
                                                                  ----------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                                 4,644        1,318       5,962
Provision for income taxes                                               1,875          532       2,407
                                                                  ----------------------------------------
Income from continuing operations before extraordinary item             $2,769         $786      $3,555
                                                                  ========================================

Total Average Assets                                                  $418,849      $25,125    $443,974
                                                                  ========================================

                                                                  For the six months ended June 30, 2000
                                                                  ----------------------------------------
                                                                                Merchant
                                                                   Community      Card         Total
                                                                    Banking     Services      Company
                                                                  ----------------------------------------
                                                                              (in thousands)

Total interest income                                                  $16,961      $   ---     $16,961
Total interest expense                                                   6,747          ---       6,747
Interest income/(expense) allocation                                      (582)         582         ---
                                                                  ----------------------------------------
Net interest income                                                      9,632          582      10,214
Provision for loan losses                                                  150          ---         150
Total other operating income                                               965        1,972       2,937
Total other operating expense                                            6,935          928       7,863
                                                                  ----------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                                 3,512        1,626       5,138
Provision for income taxes                                               1,427          662       2,089
                                                                  ----------------------------------------
Income from continuing operations before extraordinary item             $2,085         $964      $3,049
                                                                  ========================================

Total Average Assets                                                  $410,605      $25,007    $435,612
                                                                  ========================================


         Community Banking

         The Community Banking segment's income before income tax increased for the three and six months ended June 30, 2001 when compared to the same periods in 2000. The increase is due to reduced operating expenses, and no provision for loan losses. For the three and six months ended June 30, 2001, segment expenses declined $630,000 or 22% and $936,000 or 13%, primarily due to reduced overhead and administrative expenses. This reduction in expenses offset the decline in net interest income. Net interest income declined $423,000 and $74,000 for the three and six months ended June 30, 2001, principally due to the issuance of pooled trust preferred debt financing which has been fully allocated to the Community Banking segment. The Company increased its loan portfolio during the first six months of 2001 through renewed marketing efforts. At June 30, 2001, total average portfolio loans were $318,724,000, up 13% from $282,942,000 at June 30, 2000, after consideration of the impact of the single family residential loan sale and securitization in the fourth quarter of 2000.

         Merchant Card Services

         The Company's credit card segment earned $446,000 and $786,000 in the three and six months ended June 30, 2001 compared to $523,000 and $964,000 for the same periods in 2000. The decline in the unit's net income is due to a decline in processing revenue, which is directly attributable to the expiration of a large merchant credit card processing contract in the fourth quarter of 2000. The merchant credit card segment's net income comprised 25% and 22% of the Company's consolidated net income for the three and six months ended June 30, 2001.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,240,000 and $1,146,000 as of June 30, 2001 and 2000, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management's assumptions regarding merchant and Independent Sales Organization (ISO) risk. The Company utilizes the services of ISOs to acquire merchants as customers. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $54,000 and $74,000 for the three and six months ended June 30, 2001, as compared to $102,000 and $238,000 for the three and six months ended June 30, 2000. Charge offs were $113,000 and $189,000 for the three and six months ended June 30, 2001. There were no charge-offs in the three and six months ended June 30, 2000. For further discussion see "Certain Important Considerations for Investors" in this section.

         The following table summarizes the Company's merchant card allowance for charge-back losses for the periods indicated:


                              Three months ended          Six months ended
                                   June 30,                   June 30,
                               2001        2000           2001         2000
                          -----------------------------------------------------
                                              (in thousands)

Beginning allowance             $1,266       $1,044        $1,276         $908
Provision for losses                54          102            74          238
Recoveries                          33          ---            79          ---
Charge-offs                       (113)         ---          (189)         ---
                           -------------------------  --------------------------
Ending allowance                $1,240       $1,146        $1,240       $1,146
                           =========================  ==========================



Investment Securities

         Total investment securities declined to $74,964,000, as of June 30, 2001, compared to $85,210,000 as of December 31, 2000. This decrease is primarily due to $26,000,000 in investment securities being called by their issuer during the first six months of 2001. The Company's average federal funds sold position was $21,107,000 for the first six months of 2001 as compared to $7,685,000 for the same period in 2000. This was primarily due to the single family residential loan sale in the fourth quarter of 2000 and the called investment securities referred to above. As proceeds from these transactions are redeployed into the loan portfolio, the Company anticipates that its average federal funds sold position will decline in the future.

Loans

         Total loans increased $10,681,000, or 3%, to $325,782,000 at June 30,
2001 compared to $315,101,000 at December 31, 2000. The increase in portfolio loans during this period is primarily attributable to the Company's marketing efforts and a general expansion of businesses within the Company's market area. Commercial real estate loans increased $12,721,000 to $105,812,000, at June 30, 2001, compared to $93,091,000 at December 31, 2000. Commercial loans increased $9,852,000 to $76,497,000, at June 30, 2001, compared to $66,645,000 at December
31, 2000. During the fourth quarter of 2000, the Company sold $21,205,000 in single family residential loans and securitized another $17,949,000 as part of an asset repositioning strategy. The Company anticipates that the funds received from the loan sale will be used to fund growth in higher yielding, relationship-based commercial and commercial real estate loans.

         The following table summarizes the composition of the loan portfolio at June 30, 2001 and December 31, 2000:

                                            June 30, 2001                    December 31, 2000
                                   --------------------------------   --------------------------------
                                         Amount             %               Amount             %
                                   --------------------------------   --------------------------------
                                        (dollars in thousands)             (dollars in thousands)
 Residential real estate mortgage            $91,806         29%                $98,914           31%
 Commercial real estate mortgage             105,812         32                  93,091           29
 Commercial                                   76,497         23                  66,645           21
 Real estate construction                     43,479         13                  49,460           16
 Installment and other                         8,958          3                   7,900            3
 Less deferred loan fees                        (770)         0                    (909)           0
                                  --------------------------------   --------------------------------
     Total portfolio loans                   325,782        100%                315,101          100%
                                                      =============                      =============
 Less allowance for loan losses               (7,704)                            (7,674)
                                   -------------------                -------------------
     Net loans                              $318,078                           $307,427
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

         The Company's allowance for loan losses is based on specific and formula allocations to the Company's loan portfolio. Specific allocations of the allowance for loan losses are made to identified problem loans where management has identified significant conditions or circumstances related to a given loan, which management believes indicates the probability that a loss may occur. The specific allocations are increased or decreased through management's reevaluation on a quarterly basis of the status of the particular problem loans. Loans which do not receive a specific allocation receive an allowance allocation based on a formula, represented by a percentage factor based on underlying collateral, type of loan, historical charge-offs, general economic conditions and other qualitative factors.

         The following table summarizes changes in the Company's allowance for loan losses for the indicated periods:

                                                    Three months ended             Six months ended
                                                         June 30                        June 30
                                                ---------------------------    --------------------------
                                                   2001           2000            2001          2000
                                                -----------    ------------    -----------   ------------
                                                                 (dollars in thousands)

Beginning allowance for loan losses                 $7,696           $7,980        $7,674         $7,931
Provision for loan losses                              ---               50           ---            150
Charge-offs                                             (2)             (80)           (2)          (147)
Recoveries                                              10              149            32            165
                                                -----------    ------------    -----------   ------------
Ending allowance for loan losses                    $7,704           $8,099        $7,704         $8,099
                                                ===========    ============    ===========   ============


Net charge-offs to average
   loans (annualized)                               (0.01%)         (0.08%)        (0.02%)       (0.01%)


         The allowance for loan losses as a percentage of portfolio loans decreased from 2.44%, at December 31, 2000, to 2.36% at June 30, 2001. This decrease is due to several factors which include an improvement in the overall credit quality of the Company's loan portfolio, reflected in a reduction in loan charge-offs and growth in the Company's loan portfolio. The growth in the Company's loan portfolio is primarily comprised of commercial real estate loans that generally bear a lower credit risk than construction or commercial loans. Accordingly, under the Company's loan loss reserve methodology, such loans generally receive a lower loan loss reserve allocation as compared to commercial or construction loans.

Nonperforming Assets

         The following table summarizes the Company's nonperforming assets at the dates indicated:

                                                              June 30,          December 31,
                                                                2001                2000
                                                           ----------------    ---------------
                                                                 (dollars in thousands)
Nonaccrual loans                                                    $1,553               $908
Accruing loans past due 90 days or more                                ---                ---
Restructured loans                                                     293                295
                                                           ----------------    ---------------
Total nonperforming loans                                            1,846              1,203
Other real estate owned                                                ---                757
                                                           ----------------    ---------------
Total nonperforming assets                                          $1,846             $1,960
                                                           ================    ===============



Nonperforming assets to total assets                                 0.41%              0.43%



         Nonperforming assets have decreased from $1,960,000, as of December 31, 2000, to $1,846,000 as of June 30, 2001. The decrease is attributable to a decrease in other real estate owned of $757,000 during this period.

         Nonperforming loans consist of loans to 12 borrowers, six of which have balances in excess of $100,000. The two largest have recorded balances of $632,000 and $222,000. One property is secured by real estate, the other by commercial property. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

         At June 30, 2001, the Company did not have any loans classified as other real estate owned.

         Although the volume of nonperforming assets will depend in part on the future economic environment, there are four additional loan relationships which total approximately $2,669,000 about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms. These loans may become nonperforming assets based on the information presently known about possible credit problems of the borrowers.

         At June 30, 2001, the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $1,846,000 of which $1,551,000 relates to the recorded investment for which there is a related allowance for loan losses of $782,000. The remaining $295,000 in impaired loans did not require a valuation allowance.

         The Company's average recorded investment in impaired loans during the six months ended June 30, 2001 and 2000 was $1,358,000 and $1,762,000. The
decline of $404,000 in the average recorded investment of impaired loans at June 30, 2001 compared to the same period one year ago is a direct result of the Company's efforts in reducing nonperforming assets. The related amount of interest income recognized during the periods that such loans were impaired was $15,000 and $44,000 for the three and six months ended June 30, 2001, and $12,000 and $27,000 for the three and six months ended June 30, 2000.

         As of June 30, 2001 there was $1,553,000 of loans on which the accrual of interest had been discontinued as compared to $908,000 at December 31, 2000. During the first three and six months of 2001 interest due but excluded from interest income on loans placed on nonaccrual status was $23,000 and $41,000, and interest income received on nonaccrual loans was $2,000 and $5,000.

         From time to time the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral which had secured a mortgage loan sold by the Company. Such representations and warranties include the existence of a valid appraisal, status of borrower, or fraud. In the first six months of 2001 the Company was not required to repurchase any such loans. The Company maintains a reserve for its estimate of potential losses associated with the repurchase of previously sold mortgage loans. Such reserve amounted to $93,000 as of June 30, 2001 and $93,000 as of December 31, 2000. The Company expects that it may be required to repurchase loans in the future.

Liquidity

         Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity have historically been associated with cash payments made to subordinated debt holders, dividend payments made to preferred stock holders and operating expenses. It is Redwood's general policy to retain liquidity at the parent level which management believes to be consistent with the safety and soundness of the Company as a whole. As of June 30, 2001, Redwood held $11,000 in deposits at NBR.

          Prior to June 30, 2001, Redwood paid a cash dividend to its common stockholders at a quarterly rate of $.15 per share. Such quarterly dividend rate was increased to $.20 in May 2001. Further, Redwood is required to make semi-annual payments of interest at 10.2% on $10,000,000 of trust preferred securities issued in 2001. Payment of these obligations is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would become undercapitalized as a result. If NBR is restricted from paying dividends, Redwood could be unable to pay dividends to its common shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood in the future.

         During the first six months of 2001, NBR declared a dividend of $2,600,000. Management believes that as of June 30, 2001, the Company's liquidity position was adequate for the operations of Redwood and NBR for the foreseeable future.

         Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the six months ended June 30, 2001, the Company received cash of $1,248,000 from investing activities, while using $9,000 in operating activities and $11,513,000 in financing activities.


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

         The Company and NBR are required to maintain minimum capital ratios defined by various federal government regulatory agencies. The Board of Governors of the Federal Reserve System and the Office of the Comptroller of Currency have each established capital guidelines which include minimum capital requirements. These regulations impose three sets of standards: "risk-based", "leverage" and "tangible" capital.

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

         The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at June 30, 2001 and December 31, 2000.


                                   June 30, 2001                         December 31, 2000
                       ---------------------------------------  -------------------------------------
                                     Well-         Minimum                     Well-        Minimum
                         Actual   Capitalized    Requirement       Actual   Capitalized   Requirement
                       ---------------------------------------  -------------------------------------
Company
   Leverage                7.00%       5.00%          4.00%          7.72%      5.00%          4.00%
   Tier 1 risk-based       8.78        6.00           4.00           9.99       6.00           4.00
   Total risk-based       10.55       10.00           8.00          11.25      10.00           8.00

 NBR
   Leverage                7.68%       5.00%          4.00%          7.29%      5.00%          4.00%
   Tier 1 risk-based       9.62        6.00           4.00           9.44       6.00           4.00
   Total risk-based       10.88       10.00           8.00          10.70      10.00           8.00


         In January and February 2001, the Board of Directors authorized separate share repurchases of up to 10% of the Company's total shares outstanding or 285,000 and 257,000 shares. As of June 30, 2001, all shares have been repurchased under these two authorizations. Under the repurchase programs, the Company repurchased shares on the open market or through privately negotiated transactions. The repurchased shares were funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering which concluded on February 22, 2001. The Company accounted for this repurchase program by reducing common stock by $3,028,000, or 20% of the repurchase cost, with the remaining 80% of the repurchase cost, or $12,112,000, reducing retained earnings.


Trust Preferred Securities

         In February 2001 the Company completed its $10,000,000 participation in a pooled trust preferred securities offering. The financing, which qualifies for tier 1 capital treatment, bears an interest rate of 10.2% and is due in 30 years. Debt issuance costs amounted to approximately $300,000 and will be amortized over the life of the securities. The funds have been, and will continue to be, used for stock repurchases and other general corporate purposes. Cash required to service this debt on a semi-annual basis is approximately $510,000.

Certain Important Considerations for Investors

         Merchant Credit Card Processing. The Company's profitability can be negatively impacted should any of the Company's merchant credit card customers be unable to pay on charge-backs from cardholders. Due to a contractual obligation between the Company and Visa and Mastercard, NBR stands in the place of the merchant in the event that a merchant refuses, or is unable due to bankruptcy or other reasons to pay on charge-backs from cardholders. Management has taken certain actions to decrease the risk of merchant bankruptcy associated with its merchant credit card business. These steps include the discontinuance of high-risk accounts. Chargeback exposure can also result from fraudulent credit card transactions initiated by merchant customers. To mitigate merchant fraud risk, the Company employs certain underwriting standards when accepting a new merchant. Further, the Company monitors merchant activity for unusual transactions. In addition, the Company bears the risk of merchant nonpayment of applicable interchange, assessment and other fees. Failure by the merchants to pay such fees may adversely affect the Company's revenues. The Company utilizes ISO's to acquire merchant credit card customers. The Company's ability to maintain and grow net revenue from its merchant credit card processing operation is dependent upon maintaining and adding to these ISO relationships.

         Merchant credit card processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. If the Company fails to comply with these credit card association standards, the Company's status as a member service provider and as a certified processor could be suspended or terminated. During November 1999, VISA adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affect the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average. At February 28, 2001 (the most recent period available from VISA), the Company's overall fraud ratio was equal to the VISA requirement. Other VISA changes included the requirement that total processing volume in certain high-risk categories (as defined by VISA) be less than 20% of total processing volume. At June 30, 2001, the Company's total VISA transactions within these certain high-risk categories were 15% of total VISA processing volume. Other changes VISA announced included a requirement that weekly VISA volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital or the aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount. At June 30, 2001 the Company's weekly VISA volume was 34.8% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 6.2% of tangible equity capital and the aggregate charge-backs for the quarter were .56% of the interchange count and .68% of the interchange amount. Merchant credit card participants, such as the Company, must comply with these new VISA rules by filing a compliance plan with VISA. Such plan has been filed by the Company and accepted by VISA. At June 30, 2001, the Company is in compliance with all rule changes that went into effect on March 31, 2001. Should the Company be unable to comply with these rule changes, VISA will require collateral of one to four times the shortfall.

         Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At June 30, 2001, approximately 74% of the Company's loans were secured by real estate, of which 44% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located in Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, prolonged electrical power shortages or increases in energy costs in Northern California may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral and the Company's earnings.

         Government Regulation. The Company and its subsidiaries are subject to extensive federal and state governmental supervision, regulation and control. Future legislation and government policy could adversely affect the financial industry. Although the full impact of such legislation and regulation cannot be predicted, future changes may alter the structure of, and competitive relationship among, financial institutions.

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

         In addition, the market in which the Company competes for merchant credit card processing is intensely competitive and, in recent years, has been characterized by increased consolidation. This consolidation has enabled certain of the Company's competitors to have access to significant capital, management, marketing and technological resources that are equal to or greater than those of the Company, and there can be no assurance that the Company will be able to continue to compete successfully with such other processors.

         Risks Arising from the California Energy Crisis. Due to problems associated with the deregulation of the electrical power industry in California, two California utilities have publicly announced that their financial situation is grave. One of these utilities filed for bankruptcy protection in April 2001. In addition, customers of these utilities have been faced with increased gas and electric prices, power shortages and, in some cases, rolling blackouts. The long-term impact of the energy crisis in California on the markets and businesses served by the Company cannot be predicted but could result in an economic slowdown. This could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, and the demand for merchant processing services, and as a result, on the financial condition and results of operations of the Company and the market value of its common stock.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

         The following table sets forth, as of June 30, 2001, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

                                                               After Three   After Six    After One
                                                     Within     Months but   Months but   Year But
                                                     Three      Within Six   Within One    Within     After Five
                                                     Months       Months        Year     Five Years     Years        Total
                                                  ----------------------------------------------------------------------------

                                                                            (Dollars in thousands)
Interest earning assets:
Federal funds sold                                     $17,171        $ ---        $ ---       $ ---        $ ---     $17,171
Investment securities and other                            ---        1,010        7,471      18,691       47,792      74,964
Mortgage loans held for sale                               ---          ---          ---         ---          ---         ---
Loans                                                  162,623       42,694       17,983      52,152       50,330     325,782
                                                  ----------------------------------------------------------------------------
   Total interest-earning assets                       179,794       43,704       25,454      70,843       98,122     417,917
                                                  ----------------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts                   20,458       20,458       20,458      61,373          ---     122,746
Time deposits                                           73,455       61,990       39,928       9,874            1     185,248
Trust preferred                                            ---          ---          ---         ---       10,000      10,000
Short-term borrowings                                    5,370          ---          ---         ---          ---       5,370
                                                  ----------------------------------------------------------------------------
  Total interest-bearing liabilities                    99,283       82,448       60,386      71,247       10,001     323,364
                                                  ----------------------------------------------------------------------------

Interest rate sensitivity gap                          $80,511    ($38,744)    ($34,931)      ($404)      $88,121
                                                  ================================================================
Cumulative interest rate sensitivity gap                80,511       41,768        6,836       6,433       94,553

Interest rate sensitivity gap ratio                       1.81         0.53         0.42        0.99         9.81
Cumulative interest rate sensitivity gap ratio            1.81         1.23         1.03        1.02         1.29

         The Company's gap position is substantially dependent upon the volume of mortgage loans held in the portfolio. These loans generally have maturities greater than five years; however, these loans have a repricing frequency of at least quarterly and therefore are classified in the above table as repricing within three months. Additionally, interest-bearing transaction accounts, which consist of money market, demand and savings deposit accounts, are classified as repricing within three months. Some of these deposits may be repriced at management's option, and therefore a decision not to reprice such deposits could significantly alter the Company's net interest margin.

         Management expects that, in a declining interest rate environment, the Company's net interest margin would be expected to decline, and, in an increasing rate environment, the Company's net interest margin would tend to increase. The Company has experienced greater mortgage lending activity through mortgage refinancings and financing new home purchases as rates declined, and may increase its net interest margins in an increasing rate environment if more traditional commercial bank lending becomes a higher percentage of the overall earning assets mix. There can be no assurance, however, that under such circumstances the Company will experience the described relationships to declining or increasing interest rates.

         On a quarterly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 100 basis points up and 100 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a summary of interest rate risk exposure as of June 30, 2001 as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of up to 200 basis points up and 200 basis points down.


         June 30, 2001
         -------------
                                             Change in Annual                         Change in
         Change in Interest Rate            Net Interest Income                 Market Value of Equity

               +200                               $236,000                          ($9,787,000)
               +100                               $146,000                          ($5,082,000)
               -100                              ($378,000)                          $1,918,000
               -200                              ($994,000)                          $2,982,000


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


Item 4.  Submission of Matters to a Vote of Security Holders

a)       The Company held its Annual Meeting of Shareholders on May 15, 2001.

b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Company's proxy statement for the Annual Meeting.

c)       The vote for the nominated directors was as follows:

             Nominee                        For                        Withheld

         Robert D. Cook                     2,322,257                    2,573
         Dana R. Johnson                    2,323,283                    1,547
         Patrick W. Kilkenny                2,238,650                   86,180
         Gregory J. Smith                   2,323,110                    1,720
         William B. Stevenson               2,322,257                    2,573

         The vote for approval of adoption of the Redwood Empire Bancorp 2001 Stock Option Plan was as follows:

                  For                       1,660,744
                  Against                     174,290
                  Abstain                      11,817
                  Broker Non-Vote             477,979

         The vote for ratifying the appointment of Crowe Chizek and Company LLP as the Company's independent auditors was as follows:

                  For                       2,303,211
                  Against                      13,992
                  Abstain                       7,627
                  Broker Non-Vote                 -0-

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits.

         None.

b)       Reports on Form 8-K

         1. Form 8-K filing dated May 17, 2001 announcing completion of the Company's share repurchase program and an increase in its quarterly cash dividend to $0.20 per common share.

         2. Form 8-K filing dated April 18, 2001 announcing first quarter 2001 results.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                           REDWOOD EMPIRE BANCORP
                                (Registrant)




Date: 8/10/01              By: /s/ James E. Beckwith
      -------                  -------------------------------------------
                               James E. Beckwith
                               Executive Vice President,
                               Chief Financial Officer and
                               Chief Operating Officer,
                               Principal Financial Officer, and
                               Duly Authorized Officer