Form 10-Q
period 2001-09-30
REDWOOD EMPIRE BANCORP
filed 2001-11-13
CIK 840007

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


At November 8, 2001, there were 3,516,329 shares of the Registrant's common stock outstanding.


                        This page is page 1 of 37 pages.

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                            Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 2001 and 2000......3

                  Consolidated Balance Sheets
                  September 30, 2001 and December 31, 2000.....................5

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000................6

                  Notes to Consolidated Financial Statements...................8


       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............13

       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk...........................................33


PART II. OTHER INFORMATION

       Item 2.    Changes in Securities and Use of Proceeds...................36

       Item 6.    Exhibits and Reports on Form 8-K............................36



SIGNATURES....................................................................37


                        This page is page 2 of 37 pages.

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements



                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (dollars in thousands except per share data)
                                   (unaudited)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                               2001          2000          2001          2000
                                                           --------------------------------------------------------
Interest income:
  Interest and fees on loans                                     $6,954        $7,766       $21,310       $21,964
  Interest on investment securities                               1,192         1,213         3,791         3,753
  Interest on federal funds sold                                    171            48           711           271
                                                           --------------------------------------------------------
Total interest income                                             8,317         9,027        25,812        25,988

Interest expense:
  Interest on deposits                                            3,018         3,622         9,951        10,236
  Interest on other borrowings                                      308           128           743           261
                                                           --------------------------------------------------------
Total interest expense                                            3,326         3,750        10,694        10,497
                                                           --------------------------------------------------------

Net interest income                                               4,991         5,277        15,118        15,491
Provision for loan losses                                           ---           ---           ---           150
                                                           --------------------------------------------------------

Net interest income after loan loss provision                     4,991         5,277        15,118        15,341

Noninterest income:
  Service charges on deposit accounts                               284           264           819           792
  Merchant draft processing, net                                  1,098         1,116         2,930         3,088
  Loan servicing income                                              69            67           226           187
  Net realized (losses)/gains on sale of
    investment securities available for sale                         22           (86)           22          (124)
  Other income                                                      221           137           614           492
                                                           --------------------------------------------------------
Total noninterest  income                                         1,694         1,498         4,611         4,435

Noninterest expense:
  Salaries and employee benefits                                  2,066         2,133         6,287         6,375
  Occupancy and equipment expense                                   511           498         1,503         1,508
  Other                                                           1,052         1,297         2,921         3,908
                                                           --------------------------------------------------------
Total noninterest expense                                         3,629         3,928        10,711        11,791
                                                           --------------------------------------------------------

Income before income taxes                                        3,056         2,847         9,018         7,985
Provision for income taxes                                        1,224         1,149         3,631         3,238
                                                           --------------------------------------------------------

Net income                                                       $1,832        $1,698        $5,387        $4,747
                                                           ========================================================

Total comprehensive income                                       $2,256        $2,010        $6,266        $4,968
                                                           ========================================================

                                   (Continued)





                        This page is page 3 of 37 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (dollars in thousands except per share data)
                                   (unaudited)
                                   (Continued)


                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                               2001          2000          2001          2000
                                                           --------------------------------------------------------

Basic earnings per common share:
   Net income                                                       $.51          $.39         $1.43         $1.02
  Weighted average shares - basic                              3,564,000     4,410,000     3,755,000     4,675,500

Diluted earnings per common share and common equivalent share:
   Net income                                                       $.50          $.38         $1.39         $1.00
  Weighted average shares - diluted                            3,697,000     4,513,500     3,877,000     4,759,500

See Notes to Consolidated Financial Statements.


                                   (Concluded)










                        This page is page 4 of 37 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                            September 30,          December 31,
                                                                                2001                   2000
                                                                           ----------------       ----------------
                                                                             (unaudited)
Assets:
Cash and due from banks                                                           $21,147                $21,599
Federal funds sold and repurchase agreements                                        2,490                 22,328
                                                                           ----------------       ----------------
  Cash and cash equivalents                                                        23,637                 43,927
Investment securities:
  Held to maturity (fair value of $18,801 and $29,657)                             18,346                 29,801
  Available for sale, at fair value (amortized cost of $55,068 and $55,276)        56,716                 55,409
                                                                           ----------------       ----------------
    Total investment securities                                                    75,062                 85,210
Loans:
    Residential real estate mortgage                                              101,460                 98,914
    Commercial real estate mortgage                                               110,699                 93,091
    Commercial                                                                     78,685                 66,645
    Real estate construction                                                       41,897                 49,460
    Installment and other                                                          10,636                  7,900
    Less deferred loan fees                                                          (466)                  (909)
                                                                           ----------------       ----------------
        Total portfolio loans                                                     342,911                315,101
    Less allowance for loan losses                                                 (7,609)                (7,674)
                                                                           ----------------       ----------------
        Net loans                                                                 335,302                307,427

Premises and equipment, net                                                         2,600                  2,489
Mortgage servicing rights, net                                                         13                     25
Other real estate owned                                                               ---                    757
Cash surrender value of life insurance                                              3,400                  3,275
Other assets and interest receivable                                                9,249                 10,329
                                                                           ----------------       ----------------
     Total assets                                                                $449,263               $453,439
                                                                           ================       ================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                             $94,266                $91,727
  Interest-bearing transaction accounts                                           122,567                127,341
  Time deposits $100,000 and over                                                 105,907                 93,040
  Other time deposits                                                              77,468                 93,225
                                                                           ----------------       ----------------
    Total deposits                                                                400,208                405,333

Other short-term borrowings                                                         3,415                  3,528
Trust preferred                                                                    10,000                    ---
Other liabilities and interest payable                                              9,794                  9,119
                                                                           ----------------       ----------------
     Total liabilities                                                            423,417                417,980

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
      none outstanding                                                                ---                    ---
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding: 2,373,512 and 2,858,154 shares                       12,222                 14,601
  Retained earnings                                                                12,668                 20,781
  Accumulated other comprehensive income, net                                         956                     77
                                                                           ----------------       ----------------
     Total shareholders' equity                                                    25,846                 35,459
                                                                           ----------------       ----------------
     Total liabilities and shareholders' equity                                  $449,263               $453,439
                                                                           ================       ================

See Notes to Consolidated Financial Statements.

                        This page is page 5 of 37 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                            (in thousands)
                                             (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                          2001               2000
                                                                     ---------------     --------------
Cash flows from operating activities:

  Net income                                                                $5,387             $4,747

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization, net                                            14                851
  Net realized loss (gains) on securities available for sale                   (22)               124
  Provision for loan losses                                                    ---                150
  Change in other assets and interest receivable                               293                (55)
  Change in other liabilities and interest payable                             630             (2,878)
  Other, net                                                                    30                ---
                                                                     ---------------     --------------
  Total adjustments                                                            945             (1,808)
                                                                     ---------------     --------------

  Net cash from operating activities                                         6,332              2,939

Cash flows from investing activities:
  Net change in loans                                                      (27,159)           (23,068)
  Purchases of investment securities available for sale                    (24,818)            (3,943)
  Purchases of investment securities held to maturity                       (1,326)              (874)
  Proceeds from sales of investment securities available for sale            1,022              8,918
  Maturities of investment securities available for sale                    24,058                162
  Maturities or calls of investment securities held to maturity             12,886              1,029
  Purchases of premises and equipment, net                                    (651)              (410)
  Proceeds from sale of other real estate owned                                512              2,259
                                                                     ---------------     --------------
    Net cash provided by/(used in) investing activities                    (15,476)           (15,927)

Cash flows from financing activities:
  Change in noninterest bearing transaction accounts                         2,539              3,350
  Change in interest bearing transaction accounts                           (4,774)            (2,043)
  Change in time deposits                                                   (2,890)            19,763
  Change in other short-term borrowings                                       (113)              (851)
  Trust preferred issuance                                                  10,000                ---
  Issuance/(repurchase) of common stock                                    (14,634)            (7,752)
  Dividends paid                                                            (1,274)            (1,104)
                                                                     ---------------     --------------
    Net cash (used in)/provided by financing activities                    (11,146)            11,363
                                                                     ---------------     --------------


Net change in cash and cash equivalents                                    (20,290)            (1,625)
Cash and cash equivalents at beginning of period                            43,927             20,555
                                                                     ---------------     --------------


Cash and cash equivalents at end of period                                 $23,637            $18,930
                                                                     ===============     ==============


                                             (Continued)


                        This page is page 6 of 37 pages.

                                Consolidated Statements of Cash Flows
                                            (in thousands)
                                             (Unaudited)
                                             (Continued)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                          2001               2000
                                                                     ---------------     --------------

Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                          $10,759            $11,514
  Income taxes                                                                2,925              3,279

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                               ---                821
  Dividends declared                                                            474                440







See Notes to Consolidated Financial Statements.


                                             (Concluded)



                        This page is page 7 of 37 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Redwood Empire Bancorp's 2000 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood"), and its wholly owned subsidiary, National Bank of the Redwoods ("NBR", together with Redwood, the "Company"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

         On September 20, 2001, the Company announced a three-for-two stock split of its outstanding shares of common stock. Earnings per share information for all periods presented give effect to the stock split.


                        This page is page 8 of 37 pages.

         The Company's pertinent earnings per share data is as follows (in thousands, except per share data):


                                                                                  Three Months Ended
                                                                                    September 30,
                                                                         2001                           2000
                                                              ---------------------------    ----------------------------
                                                                 Basic         Diluted           Basic         Diluted
                                                              ------------   ------------    -------------   ------------

Earnings per common share:

 Net income                                                        $1,832         $1,832           $1,698         $1,698
 Earnings per share                                                   .51            .50              .39            .38

 Weighted average common shares outstanding                     3,564,000      3,697,000 (1)    4,410,000      4,514,000 (1)

1) The weighted average common shares outstanding include the dilutive effects of common stock options of 133,000 and 104,000 for the three months ended September 30, 2001 and September 30, 2000.


                                                                                   Nine Months Ended
                                                                                    September 30,
                                                                         2001                           2000
                                                              ---------------------------    ----------------------------
                                                                 Basic         Diluted           Basic         Diluted
                                                              ------------   ------------    -------------   ------------

 Earnings per common share:

 Net income                                                        $5,387         $5,387           $4,747         $4,747
 Earnings per share                                                  1.43           1.39             1.02           1.00

 Weighted average common shares outstanding                     3,755,000      3,877,000 (1)    4,676,000      4,760,000 (1)

1) The weighted average common shares outstanding include the dilutive effects of common stock options of 122,000 and 84,000 for the nine months ended September 30, 2001 and September 30, 2000.



3.       Comprehensive Income

         The Company's total comprehensive earnings presentation is as follows:




                                                 Three Months Ended           Nine Months Ended
                                                   September 30,                September 30,
                                                  2001        2000             2001        2000
                                              -------------------------    -------------------------
                                                                 (In thousands)

Net income as reported                             $1,832       $1,698          $5,387       $4,747
Other comprehensive income (net of tax):
  Change in unrealized holding gain (losses)
     on available for sale securities                 437          262             892          149
  Reclassification adjustment                         (13)          50             (13)          72
                                              -------------------------    -------------------------
Total comprehensive income                         $2,256       $2,010          $6,266       $4,968
                                              =========================    =========================


                        This page is page 9 of 37 pages.

4.       Common Stock Dividend

         On August 22, 2001 the Board of Directors declared a quarterly cash dividend of 13 cents per share on the Company's Common Stock, as adjusted for the three-for-two stock split. The dividend was paid on October 15, 2001 to shareholders of record on September 28, 2001.


5.       Business Segments

         The Company operates in two principal business segments: core community banking and merchant card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 37,000 merchants throughout the United States.

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



                       This page is page 10 of 37 pages.

Summary financial data by business segment follows:

                                                                      For the quarter ended September 30, 2001
                                                                  --------------------------------------------------
                                                                                      Merchant
                                                                     Community          Card            Total
                                                                      Banking         Services         Company
                                                                  --------------------------------------------------
                                                                                   (in thousands)
Total interest income                                                      $8,317         $   ---           $8,317
Total interest expense                                                      3,323               3            3,326
Interest income/(expense) allocation                                         (266)            266              ---
                                                                  --------------------------------------------------
Net interest income                                                         4,728             263            4,991
Provision for loan losses                                                     ---             ---              ---
Total other operating income                                                  596           1,098            1,694
Total other operating expense                                               3,062             567            3,629
                                                                  --------------------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                                   2,262             794            3,056
Provision for income taxes                                                    906             318            1,224
                                                                  --------------------------------------------------
Income from continuing operations before extraordinary item                $1,356            $476           $1,832
                                                                  ==================================================

Total Average Assets                                                     $422,976         $27,589         $450,565
                                                                  ==================================================

                                                                       For the quarter ended September 30, 2000
                                                                 --------------------------------------------------
                                                                                      Merchant
                                                                     Community          Card            Total
                                                                      Banking         Services         Company
                                                                  --------------------------------------------------
                                                                                   (in thousands)
Total interest income                                                      $9,027         $   ---           $9,027
Total interest expense                                                      3,643             107            3,750
Interest income/(expense) allocation                                         (327)            327              ---
                                                                  --------------------------------------------------
Net interest income                                                         5,057             220            5,277
Provision for loan losses                                                     ---             ---              ---
Total other operating income                                                  382           1,116            1,498
Total other operating expense                                               3,398             530            3,928
                                                                  --------------------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                                   2,041             806            2,847
Provision for income taxes                                                    823             326            1,149
                                                                  --------------------------------------------------
Income from continuing operations before extraordinary item                $1,218            $480           $1,698
                                                                  ==================================================

Total Average Assets                                                     $412,459         $24,976         $437,435
                                                                  ==================================================

                                                                    For the nine months ended September 30, 2001
                                                                  --------------------------------------------------
                                                                                      Merchant
                                                                     Community          Card            Total
                                                                      Banking         Services         Company
                                                                  --------------------------------------------------
                                                                                   (in thousands)
Total interest income                                                     $25,812         $   ---          $25,812
Total interest expense                                                     10,686               8           10,694
Interest income/(expense) allocation                                         (840)            840              ---
                                                                  --------------------------------------------------
Net interest income                                                        14,286             832           15,118
Provision for loan losses                                                     ---             ---              ---
Total other operating income                                                1,681           2,930            4,611
Total other operating expense                                               9,061           1,650           10,711
                                                                  --------------------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                                    6,906           2,112            9,018
Provision for income taxes                                                  2,781             850            3,631
                                                                  --------------------------------------------------
Income from continuing operations before extraordinary item                $4,125          $1,262           $5,387
                                                                  ==================================================

Total Average Assets                                                     $420,341         $25,952         $446,293
                                                                  ==================================================

                       This page is page 11 of 37 pages.

                                                                    For the nine months ended September 30, 2000
                                                                  --------------------------------------------------
                                                                                      Merchant
                                                                     Community          Card            Total
                                                                      Banking         Services         Company
                                                                  --------------------------------------------------
                                                                                   (in thousands)

Total interest income                                                     $25,988         $   ---          $25,988
Total interest expense                                                     10,390             107           10,497
Interest income/(expense) allocation                                         (909)            909              ---
                                                                  --------------------------------------------------
Net interest income                                                        14,689             802           15,491
Provision for loan losses                                                     150             ---              150
Total other operating income                                                1,347           3,088            4,435
Total other operating expense                                              10,334           1,457           11,791
                                                                  --------------------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                                    5,552           2,433            7,985
Provision for income taxes                                                  2,250             988            3,238
                                                                  --------------------------------------------------
Income from continuing operations before extraordinary item                $3,302          $1,445           $4,747
                                                                  ==================================================

Total Average Assets                                                     $411,540         $24,996         $436,536
                                                                  ==================================================

6.       Common Stock Repurchases and Trust Preferred Issuance

         In January and February 2001 the Company's Board of Directors authorized the repurchase of up to 10% of the Company's total shares outstanding, or 427,500 shares in January 2001 and 385,500 shares in February 2001, as adjusted for the three-for-two stock split announced September 20, 2001, of which all shares have been repurchased. In August 2001, the Company announced a third authorization to repurchase an additional 355,500 shares, as adjusted for the three-for-two stock split announced September 20, 2001. To date, 53,308 shares have been repurchased, as adjusted for the three-for-two stock split announced September 20, 2001. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions. The first two repurchase authorizations were funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering concluded on February 22, 2001. The financing, which qualifies for tier 1 capital treatment, for up to 25% of total tier 1 capital, bears an interest rate of 10.20% and is due in 30 years. Debt issuance costs amounted to approximately $300,000 are being amortized over the life of the offering.




                       This page is page 12 of 37 pages.

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



                       This page is page 13 of 37 pages.

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

         The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2000 to September 30, 2001. Significant changes and trends in the Company's results of operations for the three and nine months ended September 30, 2001, compared to the same period in 2000 are also discussed.


Summary of Financial Results

         The Company reported net income of $1,832,000 ($.50 per diluted share) for the three months ended September 30, 2001 as compared to $1,698,000 ($.38 per diluted share) for the same period in 2000, an increase of $134,000 in net income or 8%. This increase is due to a decline of $299,000 in noninterest expense, an increase of $196,000 in noninterest income, all partially offset by a decrease of $286,000 in net interest income.

         Net income for the nine months ended September 30, 2001 was $5,387,000 ($1.39 per diluted share) as compared to $4,747,000 ($1.00 per diluted share) for the same period in 2000, an increase in net income of $640,000 or 13%. This increase is due to a decline of $1,080,000 in noninterest expense, a decrease of $150,000 in the provision for loan losses, an increase in noninterest income of $176,000, partially offset by a decrease of $373,000 in net interest income. On September 20, 2001, the Company announced a three-for-two stock split of its outstanding shares of common stock. Earnings per share information for all periods presented give effect to the stock split.


Net Interest Income

         Net interest income decreased from $5,277,000 in the third quarter of 2000 to $4,991,000 in the third quarter of 2001, which represents a decrease of $286,000 or 5%. The decline in net interest income was driven by a decrease in net interest margin to 4.69% for the three months ended September 30, 2001 from 5.18% for the three months ended September 30, 2000. The Company's net interest margin has been negatively impacted by the rapid decline in the general interest rate environment. In addition, the pooled trust preferred debt financing which funded two stock repurchase plans had a negative impact of 26 basis points on the net interest margin, when compared with the third quarter of 2000.



                       This page is page 14 of 37 pages.

         Net interest income for the nine months ended September 30, 2001 was $15,118,000, which represents a decrease of $373,000 when compared to the same period one year ago. The Company's net interest margin decreased from 5.07% at September 30, 2000 to 4.83% at September 30, 2001. The decline in net interest margin is largely due to the interest expense of the Company's pooled trust preferred debt financing which amounted to $621,000 for the nine months ended September 30, 2001. Such debt had a negative impact on net interest margin of 20 basis points during this period.

         For the three months ended September 30, 2001, yield on earning assets decreased to 7.81% from 8.86% for the same period one year ago. The decrease is due to a decline in the general interest rate environment. During the first nine months of 2001, the Federal Reserve lowered its discount rate 4.50%. To partially counter the impact of a lower interest rate environment, the Company has embarked on an asset repositioning strategy. In December 2000, the Company sold $21,205,000 in single family residential loans and securitized another $17,949,000 as part of this asset repositioning strategy. Funds received from the loan sale have been used to fund growth in higher yielding,relationship-based commercial and commercial real estate loans. For the quarter ended September 30, 2001, average residential loans have declined $44,523,000 or 32% while average commercial loans increased by $9,707,000 or 15% and average commercial real estate loans increased $23,470,000 or 28%, all when compared to the same quarter in 2000. At September 30, 2001, overall average portfolio loans decreased $6,955,000 from September 30, 2000. However, when considering the impact of the single family residential loan sale and securitization, average total portfolio loans grew $32,199,000 or 11% as of September 30, 2001 when compared to September 30, 2000.

         For the first nine months of 2001, the yield on earning assets decreased to 8.25% from 8.50% for the same period one year ago. This decrease is primarily due to the decline in the general interest rate environment. While overall average portfolio loans decreased $4,597,000 during this period when compared to the same period one year ago, commercial loans increased $10,888,000 or 18% and commercial real estate increased by $19,282,000 or 23%. However, when considering the impact of the single family residential loan sale and securitization mentioned above, average total portfolio loans grew $34,557,000 or 12% for the first nine months of 2001 when compared to one year ago.

         Yield paid on interest bearing liabilities decreased to 4.09% for the three months ended September 30, 2001 as compared to 4.83% for the same period one year ago. Yield paid on interest bearing liabilities decreased to 4.46% for the nine months ended September 30, 2001, as compared to 4.53% for the same period in 2000. These declines are attributable to a lower interest rate environment as discussed above, offset by the impact of the Company's pooled trust preferred debt financing.

         With the increase in average earning assets in the first nine months of 2001, the Company's funding levels also increased as average interest bearing liabilities increased $11,461,000 or 4% during this period. The average balance of higher cost time deposits increased $7,421,000 during the first nine months of 2001 as compared to the same period one year ago. The growth in time deposits in 2001 is a result of the Company's efforts to fund earning asset growth.


                       This page is page 15 of 37 pages.

         The following is an analysis of the Company's net interest margin for the indicated periods:

                                          Three months ended                  Three months ended
                                          September 30, 2001                  September 30, 2000
                                 ------------------------------------- ----------------------------------

                                     Average                   %         Average                  %
(dollars in thousands)               Balance     Interest Yield/Rate     Balance    Interest Yield/Rate
                                 ------------------------------------- ----------------------------------

Commercial loans                       $74,716     $1,697      9.01%       $65,009    $1,765      10.92%

Real estate-mortgage loans              93,952      1,864      7.87        138,475     2,698       7.84

Real estate-commercial loans           106,666      2,280      8.48         83,196     1,862       9.00

Construction loans                      41,353        940      9.02         43,095     1,317      12.29

Installment and other                   11,038        173      6.22          5,504       124       9.06

Deferred loan fees                        (612)       ---       ---         (1,210)      ---        ---
                                 --------------------------            -----------------------
  Portfolio loans                      327,113      6,954      8.43        334,068     7,766       9.35


Investments                             76,330      1,192      6.20         72,821     1,213       6.70

Federal funds sold                      19,149        171      3.54          2,731        48       7.07
                                 --------------------------            -----------------------
  Total earning assets (1)                                     7.81                                8.86
                                      $422,591      8,317                 $409,620     9,027
                                 ================                      =============

Interest bearing transaction
accounts                              $123,410        674      2.17       $123,419       936       3.05

Time deposits                          184,415      2,344      5.04        182,082     2,686       5.93

Other borrowings                        14,875        308      8.21          6,721       128       7.66
                                 --------------------------            -----------------------
   Total interest-bearing             $322,700      3,326      4.09%      $312,222     3,750       4.83%
liabilities
                                 ================                      =============

                                                -----------                        -----------
Net interest income                                $4,991                             $5,277
                                                ===========                        ===========
Net interest income to
  earning assets                                               4.69%                               5.18%


                       This page is page 16 of 37 pages.

                                               Nine months ended                       Nine months ended
                                               September 30, 2001                     September 30, 2000
                                      -------------------------------------  --------------------------------------

                                         Average                    %           Average                     %
(dollars in thousands)                   Balance     Interest   Yield/Rate      Balance     Interest   Yield/Rate
                                      -------------------------------------  --------------------------------------

Commercial loans                            $72,092    $5,106        9.47%       $61,204       $4,898      10.69%

Real estate-mortgage loans                   95,185     5,796        8.14        134,697        7,734       7.67

Real estate-commercial loans                102,423     6,732        8.79         83,141        5,466       8.78

Construction loans                           42,643     3,142        9.85         42,835        3,548      11.06

Installment and other                         9,981       534        7.15          5,535          318       7.67

Deferred loan fees                             (801)      ---         ---         (1,292)         ---        ---
                                      --------------------------             --------------------------
  Portfolio loans                           321,523    21,310        8.86        326,120       21,964       9.00


Investments                                  76,267     3,791        6.65         76,068        3,753       6.59

Federal funds sold                           20,464       711        4.65          6,009          271       6.02
                                      --------------------------             --------------------------
  Total earning assets (1)                 $418,254    25,812        8.25       $408,197       25,988       8.50
                                      ==============                         ==============

Interest bearing transaction accounts      $123,730     2,304        2.49       $126,124        2,788       2.95

Time deposits                               185,502     7,647        5.51        178,081        7,448       5.59

Other borrowings                             11,581       743        8.58          5,147          261       6.77
                                      --------------------------             --------------------------
   Total interest-bearing liabilities      $320,813                  4.46%      $309,352                    4.53%
                                                       10,694                                  10,497

                                                    ------------                           ------------
Net interest income                                   $15,118                                 $15,491
                                                    ============                           ============
Net interest income to
  earning assets                                                     4.83%                                  5.07%

(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).






                       This page is page 17 of 37 pages.

         The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2001 and 2000. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.


                                                             Three months ended
                                                     September 30, 2001 compared to the
                                                   three months ended September 30, 2000
                                                  -----------------------------------------
                                                      Volume        Rate         Total
                                                  -----------------------------------------
                                                               (in thousands)

Increase (decrease) in interest income:
  Commercial loans                                     $972       ($1,040)        ($68)
  Real estate-mortgage loans                         (3,530)        2,696         (834)
  Real estate-commercial loans                        2,020        (1,602)         418
  Construction loans                                   (205)         (172)        (377)
  Installment and other                                 382          (333)          49
  Investments                                           227          (248)         (21)
  Federal funds sold                                    629          (506)         123
                                                  -----------------------------------------
Total increase (decrease)                               495        (1,205)        (710)
                                                  -----------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                 ---          (262)        (262)
  Time deposits                                         136          (478)        (342)
  Other borrowings                                      672          (492)         180
                                                  -----------------------------------------

Total increase (decrease)                               808        (1,232)        (424)
                                                  -----------------------------------------

Increase (decrease) in net interest income            ($313)          $27        ($286)
                                                  =========================================


                                                   Nine months ended September 30, 2001
                                                           compared to the nine
                                                      months ended September 30, 2000
                                                  ----------------------------------------
                                                     Volume        Rate         Total
                                                  ----------------------------------------
                                                               (in thousands)
Increase (decrease) in interest income:
  Commercial loans                                   $1,081        ($873)        $208
  Real estate-mortgage loans                         (3,177)       1,239       (1,938)
  Real estate-commercial loans                        1,690         (424)       1,266
  Construction loans                                    (21)        (385)        (406)
  Installment and other                                 319         (103)         216
  Investments                                            13           25           38
  Federal funds sold                                    687         (247)         440
                                                  ----------------------------------------
Total increase (decrease)                               592         (768)        (176)
                                                  ----------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction accounts                 (69)        (415)        (484)
  Time deposits                                         409         (210)         199
  Other borrowings                                      530          (48)         482
                                                  ----------------------------------------
Total increase (decrease)                               870         (673)         197
                                                  ----------------------------------------

Increase (decrease) in net interest income            ($278)        ($95)       ($373)
                                                  ========================================

                       This page is page 18 of 37 pages.

Provision for Loan Losses

         Due to the balance in the allowance for loan losses, there was no provision for loan losses for the quarters ended September 30, 2001 and September 30, 2000. For the nine months ended September 30, 2001 there was no provision as compared to $150,000 for the nine months ended September 30, 2000. For further information, see "Allowance for Loan Losses" and "Nonperforming Assets" in this section.


Noninterest Income and Expense and Income Taxes

Noninterest Income

         The following tables set forth the components of the Company's noninterest income for the three and nine months ended September 30, 2001, as compared to the same period in 2000.


                                             Three Months Ended
                                                September 30,            $           %
                                         ----------------------------
                                             2001          2000        Change     Change
                                         ---------------------------------------------------
                                           (dollars in thousands)

Service charges on deposit accounts             $284         $264           $20        8%
Merchant draft processing, net                 1,098        1,116           (18)      (2)
Loan servicing income                             69           67             2        3
Gain (loss) on sale of securities                 22          (86)          108      126
Other income                                     221          137            84       61
                                         ----------------------------------------

Total noninterest income                      $1,694       $1,498          $196       13%
                                         ========================================


         Noninterest income increased $196,000, or 13%, to $1,694,000 for the third quarter of 2001 when compared to $1,498,000 for the same period in 2000. During this period, such increase is primarily due to an increase of $108,000 in gains associated with investment securities available for sale, an increase in service charges of $20,000, an increase of $84,000 in other income, all partially offset by an decrease of $18,000 in merchant card net revenue during this period.

                                             Nine Months Ended
                                               September 30,            $           %
                                        ----------------------------
                                            2001          2000        Change     Change
                                        ---------------------------------------------------
                                          (dollars in thousands)

Service charges on deposit accounts           $819         $792           $27          3%
Merchant draft processing, net               2,930        3,088          (158)        (5)
Loan servicing income                          226          187            39         21
Gain (loss) on sale of securities               22         (124)          146        118
Other income                                   614          492           122         25
                                        ----------------------------------------
Total noninterest income                    $4,611       $4,435          $176          4%
                                        ========================================

                        This page is page 19 of 37 pages.

         Noninterest income increased $176,000, or 4%, to $4,611,000 for the nine months ended September 30, 2001 when compared to $4,435,000 one year ago. During this period, the increase is due to an increase of $146,000 in gains associated with investment securities available for sale and an increase of $122,000 in other income. Merchant card net revenue declined $158,000 during this period. In the fourth quarter of 2000, a large merchant card processing contract with an independent sales organization ("ISO", or collectively, "ISO's") expired. To help offset the decline in merchant credit card processing revenue brought about by the expiration of this contract, the Company has been seeking to build its overall merchant credit card processing business through direct marketing efforts and new ISO business. Excluding net revenue from merchant credit card processing, noninterest income grew $334,000, or 25%, for the first nine months of 2001 when compared to the same period one year ago.


Noninterest Expense

         The following tables set forth the components of the Company's noninterest expense during the three and nine months ended September 30, 2001, as compared to the same period in 2000.


                                             Three Months Ended
                                               September 30,             $          %
                                        ----------------------------
                                            2001           2000       Change     Change
                                        -------------  ------------- ----------------------
                                          (dollars in thousands)

Salaries and employee benefits                $2,066         $2,133       ($67)       (3%)
Occupancy and equipment expense                  511            498         13         3
Other                                          1,052          1,297       (245)      (19)
                                        -------------  ------------- ----------
Total noninterest expense                     $3,629         $3,928      ($299)       (8%)
                                        =============  ============= ==========


         Noninterest expense decreased by $299,000, or 8%, to $3,629,000 during the third quarter of 2001 as compared to $3,928,000 for the third quarter of 2000. The decrease in noninterest expense for the three-month period ended September 30, 2001, as compared to the same period ended September 30, 2000, is attributable to a decline in salaries and employee benefits of $67,000 and other expense of $245,000. During the fourth quarter of 2000, the Company embarked on an efficiency improvement initiative, which seeks to lower to Company's efficiency ratio to less than 50%. Such initiative is primarily comprised of process improvement, job-function consolidation and vendor expense control. For the quarter ended September 30, 2001 the Company's efficiency ratio was 54.29% as compared to 57.98% for the same period one year ago.




                        This page is page 20 of 37 pages.

                                             Nine Months Ended
                                               September 30,             $          %
                                        ----------------------------
                                            2001           2000       Change     Change
                                        -------------  ------------- ----------------------
                                          (dollars in thousands)

Salaries and employee benefits               $ 6,287         $6,375       ($88)       (1%)
Occupancy and equipment expense                1,503          1,508         (5)       (0)
Other                                          2,921          3,908       (987)      (25)
                                        -------------  ------------- ----------
Total noninterest expense                    $10,711        $11,791    ($1,080)       (9%)
                                        =============  ============= ==========

         Noninterest expense decreased by $1,080,000, or 9%, to $10,711,000 during the nine months ended September 30, 2001 as compared to $11,791,000 during the same period one year ago. The decline in noninterest expense is directly attributable to the Company's focus on improving efficiency as referred to above. The Company's efficiency ratio for the first nine months of 2001 amounted to 54.29% as compared to 59.17% for the same period one year ago.


Income Taxes

         The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 40.05% and 40.26% for the three and nine months ended September 30, 2001, as compared to 40.36% and 40.55% for the same periods in 2000.

Business Segments

         The Company operates in two principal product and service lines: core community banking and merchant credit card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with treasury and depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 37,000 merchants throughout the United States.

Summary financial data by business segment for the indicated periods is as follows:

                                                                          For the quarter ended September 30, 2001
                                                                          ----------------------------------------
                                                                                           Merchant
                                                                            Community        Card        Total
                                                                             Banking       Services     Company
                                                                          ----------------------------------------
                                                                                      (in thousands)

Total interest income                                                          $8,317       $   ---        $8,317
Total interest expense                                                          3,323             3         3,326
Interest income/(expense) allocation                                             (266)          266           ---
                                                                          ----------------------------------------
Net interest income                                                             4,728           263         4,991

Provision for loan losses                                                         ---           ---           ---
Total other operating income                                                      596         1,098         1,694
Total other operating expense                                                   3,062           567         3,629
                                                                          ----------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                                       2,262           794         3,056
Provision for income taxes                                                        906           318         1,224
                                                                          ----------------------------------------
Income from continuing operations before extraordinary item                    $1,356          $476        $1,832
                                                                          ========================================

Total Average Assets                                                         $422,976       $27,589      $450,565
                                                                          ========================================

                       This page is page 21 of 37 pages.

                                                                           For the quarter ended September 30, 2000
                                                                           ----------------------------------------
                                                                                           Merchant
                                                                             Community       Card        Total
                                                                              Banking      Services     Company
                                                                           ----------------------------------------
                                                                                        (in thousands)
Total interest income                                                           $9,027       $  ---        $9,027
Total interest expense                                                           3,643          107         3,750
Interest income/(expense) allocation                                              (327)         327           ---
                                                                           ----------------------------------------
Net interest income                                                              5,057          220         5,277
Provision for loan losses                                                          ---          ---           ---
Total other operating income                                                       382        1,116         1,498
Total other operating expense                                                    3,398          530         3,928
                                                                           ----------------------------------------
Income from continuing operations before income taxes
   and extraordinary item                                                        2,041          806         2,847
Provision for income taxes                                                         823          326         1,149
                                                                           ----------------------------------------
Income from continuing operations before extraordinary item                     $1,218         $480        $1,698
                                                                           ========================================

Total Average Assets                                                          $412,459      $24,976      $437,435
                                                                           ========================================

                                                                           For the nine months ended September 30, 2001
                                                                           --------------------------------------------
                                                                                           Merchant
                                                                             Community       Card         Total
                                                                              Banking      Services      Company
                                                                           -----------------------------------------
                                                                                        (in thousands)
Total interest income                                                          $25,812      $   ---       $25,812
Total interest expense                                                          10,686            8        10,694
Interest income/(expense) allocation                                              (840)         840           ---
                                                                           -----------------------------------------
Net interest income                                                             14,286          832        15,118
Provision for loan losses                                                          ---          ---           ---
Total other operating income                                                     1,681        2,930         4,611
Total other operating expense                                                    9,061        1,650        10,711
                                                                           -----------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                                         6,906        2,112         9,018
Provision for income taxes                                                       2,781          850         3,631
                                                                           ----------------------------------------
Income from continuing operations before extraordinary item                     $4,125       $1,262        $5,387
                                                                           =========================================

Total Average Assets                                                          $420,341      $25,952      $446,293
                                                                           =========================================

                                                                            For the nine months ended September 30, 2000
                                                                            --------------------------------------------
                                                                                           Merchant
                                                                             Community       Card          Total
                                                                              Banking      Services       Company
                                                                            -----------------------------------------
                                                                                         (in thousands)
Total interest income                                                           $25,988    $   ---         $25,988
Total interest expense                                                           10,390        107          10,497
Interest income/(expense) allocation                                               (909)       909             ---
                                                                            -----------------------------------------
Net interest income                                                              14,689        802          15,491
Provision for loan losses                                                           150        ---             150
Total other operating income                                                      1,347      3,088           4,435
Total other operating expense                                                    10,334      1,457          11,791
                                                                            -----------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                                          5,552      2,433           7,985
Provision for income taxes                                                        2,250        988           3,238
                                                                           ----------------------------------------
Income from continuing operations before extraordinary item                      $3,302     $1,445          $4,747
                                                                            =========================================

Total Average Assets                                                           $411,540    $24,996        $436,536
                                                                            =========================================

                       This page is page 22 of 37 pages.

         Community Banking

         The Community Banking segment's income before income tax increased for the three and nine months ended September 30, 2001 when compared to the same periods in 2000. The increase is due to increased operating income, reduced operating expenses and no provision for loan losses. For the three and nine months ended September 30, 2001, segment expenses declined $336,000 or 10% and $1,273,000 or 12%, primarily due to reduced overhead and administrative expenses. This reduction in expenses offset the decline in net interest income. Net interest income declined $329,000 and $403,000 for the three and nine months ended September 30, 2001, principally due to the issuance of pooled trust preferred debt financing which has been fully allocated to the Community Banking segment. The Company increased its loan portfolio during the first nine months of 2001 through renewed marketing efforts. At September 30, 2001, total average portfolio loans were $321,523,000, up 12% from $286,966,000 at September 30, 2000, after consideration of the impact of the single family residential loan sale and securitization in the fourth quarter of 2000.

         Merchant Card Services

         The Company's credit card segment earned $476,000 and $1,262,000 in the three and nine months ended September 30, 2001 compared to $480,000 and $1,445,000 for the same periods in 2000. The decline in the unit's net income is due to a decline in processing revenue, which is directly attributable to the expiration of a large merchant credit card processing contract in the fourth quarter of 2000. The merchant credit card segment's net income comprised 26% and 23% of the Company's consolidated net income for the three and nine months ended September 30, 2001.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,213,000 and $1,266,000 as of September 30, 2001 and 2000, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management's assumptions regarding merchant and Independent Sales Organization (ISO) risk. The Company utilizes the services of ISOs to acquire merchants as customers. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $74,000 for the nine months ended September 30, 2001, as compared to $654,000 for the nine months ended September 30, 2000. There was no provision for charge-back losses for the third quarter ended September 30, 2001, as compared to $417,000 for the same period ended September 30, 2000. Charge offs were $52,000 and $241,000 for the three and nine months ended September 30, 2001, as compared to $296,000 for the same periods in 2000. For further discussion see "Certain Important Considerations for Investors" in this section.



                       This page is page 23 of 37 pages.

The following table summarizes the Company's merchant card allowance for charge-back losses for the periods indicated:

                                           Three months ended         Nine months ended
                                              September 30,             September 30,
                                             2001       2000           2001        2000
                                         ------------------------  -------------------------
                                             (in thousands)

                 Beginning allowance          $1,240      $1,145        $1,276        $908
                 Provision for losses            ---         417            74         654
                 Recoveries                       25         ---           104         ---
                 Charge-offs                     (52)       (296)         (241)       (296)
                                         ------------------------  -------------------------
                 Ending allowance             $1,213      $1,266        $1,213      $1,266
                                         ========================  =========================


Investment Securities

         Total investment securities declined to $75,062,000, as of September 30, 2001, compared to $85,210,000 as of December 31, 2000. This decrease is primarily due to $27,000,000 in investment securities being called by their issuer during the first nine months of 2001. The Company's average federal funds sold position was $20,464,000 for the first nine months of 2001 as compared to $6,009,000 for the same period in 2000. This was primarily due to the single family residential loan sale in the fourth quarter of 2000 and the called investment securities referred to above. As proceeds from these transactions are redeployed into the loan portfolio, the Company anticipates that its average federal funds sold position will decline in the future.


Loans

         Total loans increased $27,810,000, or 9%, to $342,911,000 at September 30, 2001 compared to $315,101,000 at December 31, 2000. The increase in portfolio loans during this period is primarily attributable to the Company's marketing efforts and a general expansion of businesses within the Company's market area. Commercial real estate loans increased $17,608,000 to $110,699,000, at September 30, 2001, compared to $93,091,000 at December 31, 2000. Commercial loans increased $12,040,000 to $78,685,000, at September 30, 2001, compared to $66,645,000 at December 31, 2000. During the fourth quarter of 2000, the Company sold $21,205,000 in single family residential loans and securitized another $17,949,000 as part of an asset repositioning strategy. The Company anticipates that the funds received from the loan sale will be used to fund growth in higher yielding, relationship-based commercial and commercial real estate loans.


                       This page is page 24 of 37 pages.

         The following table summarizes the composition of the loan portfolio at September 30, 2001 and December 31, 2000:


                                              September 30, 2001              December 31, 2000
                                          ----------------------------   -----------------------------
                                                 Amount          %             Amount           %
                                          ----------------------------   -----------------------------
                                             (dollars in thousands)         (dollars in thousands)
       Residential real estate mortgage          $101,460         30%            $98,914        31%
       Commercial real estate mortgage            110,699         32              93,091        29
       Commercial                                  78,685         23              66,645        21
       Real estate construction                    41,897         12              49,460        16
       Installment and other                       10,636          3               7,900         3
       Less deferred loan fees                       (466)         0                (909)        0
                                         -----------------------------  ------------------------------
           Total portfolio loans                  342,911        100%            315,101       100%
                                                             =========                     =========
       Less allowance for loan losses              (7,609)                        (7,674)
                                          ------------------             -----------------
           Net loans                             $335,302                       $307,427
                                          ==================             =================


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


                       This page is page 25 of 35 pages.

         The following table summarizes changes in the Company's allowance for loan losses for the indicated periods:


                                                 Three months ended            Nine months ended
                                                    September 30                 September 30
                                              --------------------------   --------------------------
                                                  2001         2000            2001         2000
                                              --------------------------   --------------------------
                                                              (dollars in thousands)

     Beginning allowance for loan losses            $7,704       $8,099          $7,674       $7,931
     Provision for loan losses                         ---          ---             ---          150
     Charge-offs                                      (127)        (118)           (129)        (265)
     Recoveries                                         32           83              64          248
                                              --------------------------   --------------------------
     Ending allowance for loan losses               $7,609       $8,064          $7,609       $8,064
                                              ==========================   ==========================


     Net charge-offs to average
        loans (annualized)                            0.12%       0.04%           0.03%        0.01%


         The allowance for loan losses as a percentage of portfolio loans decreased from 2.44%, at December 31, 2000, to 2.22% at September 30, 2001. This decrease is primarily due to growth in the Company's loan portfolio. The growth in the Company's loan portfolio is primarily comprised of commercial real estate loans that generally bear a lower credit risk than construction or commercial loans. Accordingly, under the Company's loan loss reserve methodology, such loans generally receive a lower loan loss reserve allocation as compared to commercial or construction loans.

Nonperforming Assets

         The following table summarizes the Company's nonperforming assets at the dates indicated:


                                                         September 30,      December 31,
                                                              2001              2000
                                                         ---------------   ----------------
                                                              (dollars in thousands)
     Nonaccrual loans                                           $3,186              $908
     Accruing loans past due 90 days or more                       ---               ---
     Restructured loans                                            289               295
                                                         ---------------   ----------------
     Total nonperforming loans                                   3,475             1,203
     Other real estate owned                                       ---               757
                                                         ---------------   ----------------
     Total nonperforming assets                                 $3,475            $1,960
                                                         ===============   ================



     Nonperforming assets to total assets                        0.77%             0.43%

                       This page is page 26 of 37 pages.

         Nonperforming assets have increased from $1,960,000 or .43% of total assets, as of December 31, 2000, to $3,475,000 or .77% of total assets as of September 30, 2001. The increase is attributable to an increase of $2,278,000 in nonaccrual loans during this period. This increase in nonaccrual loans is primarily due to a $1,000,000 commercial loan that was paid down substantially subsequent to September 30, 2001 and returned to full accrual status in October 2001. After consideration of this, nonperforming assets would have been $2,475,000 or .55% of total assets.

         Nonperforming loans consist of loans to 14 borrowers, nine of which have balances in excess of $100,000. The two largest have recorded balances of $1,000,000 and $784,000. One property is secured by commercial real estate, the other by commercial property. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

         At September 30, 2001, the Company did not have any loans classified as other real estate owned.

         Although the volume of nonperforming assets will depend in part on the future economic environment, there is one additional loan relationship which totals approximately $693,000 about which management has serious doubts as to the ability of the borrower to comply with the present repayment terms. This loan may become a nonperforming asset based on the information presently known about possible credit problems of the borrower.

         At September 30, 2001, the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $3,475,000 of which $3,186,000 relates to the recorded investment for which there is a related allowance for loan losses of $698,000. The remaining $289,000 in impaired loans did not require a valuation allowance.

         The Company's average recorded investment in impaired loans during the nine months ended September 30, 2001 and 2000 was $2,127,000 and $1,653,000. The increase of $474,000 in the average recorded investment of impaired loans at September 30, 2001 compared to the same period one year ago is primarily due to a $1,000,000 commercial loan that was paid down substantially subsequent to September 30, 2001 and returned to full accrual status in October 2001. The related amount of interest income recognized during the periods that such loans were impaired was $30,000 and $75,000 for the three and nine months ended September 30, 2001, and $13,000 and $49,000 for the three and nine months ended September 30, 2000.

         As of September 30, 2001 there was $3,186,000 of loans on which the accrual of interest had been discontinued as compared to $908,000 at December 31, 2000. During the first three and nine months of 2001 interest due but excluded from interest income on loans placed on nonaccrual status was $3,000 and $43,000, and interest income received on nonaccrual loans was $119,000 and $124,000.


                        This page is page 27 of 37 pages.

         From time to time the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral which had secured a mortgage loan sold by the Company. Such representations and warranties include the existence of a valid appraisal, status of borrower, or fraud. In the first nine months of 2001 the Company was not required to repurchase any such loans. The Company maintains a reserve for its estimate of potential losses associated with the repurchase of previously sold mortgage loans. Such reserve amounted to $93,000 as of September 30, 2001 and $93,000 as of December 31, 2000. The Company expects that it may be required to repurchase loans in the future.

Liquidity

         Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity have historically been associated with cash payments made to subordinated debt holders, dividend payments made to common stock holders, repurchases of Company stock and operating expenses. It is Redwood's general policy to retain liquidity at the parent level which management believes to be consistent with the safety and soundness of the Company as a whole. As of September 30, 2001, Redwood held $29,000 in deposits at NBR.

           Prior to June 30, 2001, Redwood paid a cash dividend to its common stockholders at a quarterly rate of $.10 per share, as adjusted for the three-for-two stock split. Such quarterly dividend rate was increased to $.13 in May 2001, as adjusted for the three-for-two stock split. Further, Redwood is required to make semi-annual payments of interest at 10.2% on $10,000,000 of trust preferred securities issued in 2001. Payment of these obligations is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would become undercapitalized as a result. If NBR is restricted from paying dividends, Redwood could be unable to pay dividends to its common shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood in the future.

         During the first nine months of 2001, NBR declared a dividend of $4,200,000. Management believes that as of September 30, 2001, the Company's liquidity position was adequate for the operations of Redwood and NBR for the foreseeable future.

         Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the nine months ended September 30, 2001, the Company received cash of $516,000 from operating activities, while using $16,481,000 in investing activities and $10,717,000 in financing activities.


                       This page is page 28 of 37 pages.

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

         The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at September 30, 2001 and December 31, 2000.

                                 September 30, 2001                      December 31, 2000
                       ---------------------------------------  -------------------------------------
                                      Well-        Minimum                     Well-       Minimum
                          Actual   Capitalized    Requirement       Actual  Capitalized   Requirement
                       ---------------------------------------  -------------------------------------
 Company
   Leverage                7.18%       5.00%          4.00%          7.72%      5.00%          4.00%
   Tier 1 risk-based       8.76        6.00           4.00           9.99       6.00           4.00
   Total risk-based       10.48       10.00           8.00          11.25      10.00           8.00

 NBR
   Leverage                7.66%       5.00%          4.00%          7.29%      5.00%          4.00%
   Tier 1 risk-based       9.33        6.00           4.00           9.44       6.00           4.00
   Total risk-based       10.59       10.00           8.00          10.70      10.00           8.00



                       This page is page 29 of 37 pages.

         In January and February 2001 the Board of Directors authorized the repurchase of up to 10% of the Company's total shares outstanding or 427,500 shares in January 2001 and 385,500 shares in February 2001, as adjusted for the three-for-two stock split announced September 20, 2001, of which all shares have been repurchased. In August 2001, the Company announced a third authorization to repurchase an additional 355,500 shares, as adjusted for the three-for-two stock split announced September 20, 2001. To date, 53,308 shares have been repurchased, as adjusted for the three-for-two stock split announced September 20, 2001. Under the repurchase programs, the Company repurchased shares on the open market or through privately negotiated transactions. The repurchased shares were funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering which concluded on February 22, 2001. The Company accounted for this repurchase program by reducing common stock by $3,111,000, or 20% of the repurchase cost, with the remaining 80% of the repurchase cost, or $12,444,000, reducing retained earnings.


Trust Preferred Securities

         In February 2001 the Company completed its $10,000,000 participation in a pooled trust preferred securities offering. The financing, which qualifies for tier 1 capital treatment, bears an interest rate of 10.2% and is due in 30 years. Debt issuance costs amounted to approximately $300,000 and are being amortized over the life of the securities. The funds have been, and will continue to be, used for stock repurchases and other general corporate purposes. Cash required to service this debt on a semi-annual basis is approximately $510,000.

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


                       This page is page 30 of 37 pages.

         Merchant credit card processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. If the Company fails to comply with these credit card association standards, the Company's status as a member service provider and as a certified processor could be suspended or terminated. During November 1999, VISA adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affect the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average. At May 31, 2001 (the most recent period available from VISA), the Company's overall fraud ratio was equal to the VISA requirement. Other VISA changes included the requirement that total processing volume in certain high-risk categories (as defined by VISA) be less than 20% of total processing volume. At September 30, 2001, the Company's total VISA transactions within these certain high-risk categories were 8% of total VISA processing volume. Other changes VISA announced included a requirement that weekly VISA volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital or the aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount. At Septebmer 30, 2001 the Company's weekly VISA volume was 40.7% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 6.2% of tangible equity capital and the aggregate charge-backs for the quarter were .56% of the interchange count and .68% of the interchange amount. Merchant credit card participants, such as the Company, must comply with these new VISA rules by filing a compliance plan with VISA. Such plan has been filed by the Company and accepted by VISA. At September 30, 2001, the Company is in compliance with all rule changes that went into effect on March 31, 2001. Should the Company be unable to comply with these rule changes, VISA will require collateral of one to four times the shortfall.

         Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At September 30, 2001, approximately 74% of the Company's loans were secured by real estate, of which 44% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located in Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, prolonged electrical power shortages or increases in energy costs in Northern California may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral and the Company's earnings.

                       This page is page 31 of 37 pages.

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


                       This page is page 32 of 37 pages.

         Impact of New Accounting Standards. In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations". SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on our financial statements if we enter into a business combination.

         Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. We are required to adopt this statement on January 1, 2002, and early adoption is not permitted. Management has not yet determined the impact of the adoption of this statement.


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

                       This page is page 33 of 37 pages.

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

The following table sets forth, as of September 30, 2001, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

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
                                                  ----------------------------------------------------------------------------

                                                                            (Dollars in thousands)
Interest earning assets:
Federal funds sold                                   $2,490     $    ---     $    ---      $   ---    $    ---      $2,490
Investment securities and other                       1,006        2,032        5,494       17,005      49,525      75,062
Mortgage loans held for sale                            ---          ---          ---          ---         ---         ---
Loans                                               176,078       29,651       14,386       65,906      56,890     342,911
                                                  ----------------------------------------------------------------------------
   Total interest-earning assets                    179,574       31,683       19,880       82,911     106,415     420,463
                                                  ----------------------------------------------------------------------------

Interest-bearing liabilities:

Interest-bearing transaction accounts               122,567          ---          ---          ---         ---     122,567
Time deposits                                        78,750       57,670       37,804        9,150           1     183,375
Trust preferred                                         ---          ---          ---          ---      10,000      10,000
Short-term borrowings                                 3,415          ---          ---          ---         ---       3,415
                                                  ----------------------------------------------------------------------------
  Total interest-bearing liabilities                204,732       57,670       37,804        9,150      10,001    $319,357
                                                  ----------------------------------------------------------------------------

Interest rate sensitivity gap                      ($25,158)    ($25,987)    ($17,924)      73,761     $96,414
                                                  ===============================================================
Cumulative interest rate sensitivity gap            (25,158)     (51,145)     (69,069)       4,692     101,106

Interest rate sensitivity gap ratio                        .88         0.55         0.53         9.06       10.64
Cumulative interest rate sensitivity gap ratio             .88         0.81         0.77         1.02        1.32


         The Company's gap position is substantially dependent upon the volume of mortgage loans held in the portfolio. These loans generally have maturities greater than five years; however, these loans have a repricing frequency of at least quarterly and therefore are classified in the above table as repricing within three months. Additionally, interest-bearing transaction accounts, which consist of money market and savings deposit accounts, are classified as repricing within three months. Some of these deposits may be repriced at management's option, and therefore a decision not to reprice such deposits could significantly alter the Company's net interest margin.



                       This page is page 34 of 37 pages.

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

         On a quarterly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 100 basis points up and 100 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a summary of interest rate risk exposure as of September 30, 2001 as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of up to 200 basis points up and 200 basis points down.


         September 30, 2001
         ------------------
                                             Change in Annual                         Change in
         Change in Interest Rate            Net Interest Income                 Market Value of Equity

               +200                               $425,000                          ($8,773,000)
               +100                               $292,000                          ($4,109,000)
               -100                              ($538,000)                            $957,000
               -200                            ($1,669,000)                          $1,949,000


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



                       This page is page 35 of 37 pages.

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

Item 6.  Exhibits and Reports on Form 8-K.

         a)     Exhibits.

                None.

         b)     Reports on Form 8-K

                1. Form 8-K filing dated July 18, 2001 announcing second quarter 2001 results.

                2. Form 8-K filing dated August 22, 2001 announcing a new share repurchase program and the declaration of a quarterly cash dividend of $0.20 per common share.

                3. Form 8-K filing dated September 21, 2001 announcing three-for-two stock split.




                       This page is page 36 of 37 pages.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                             REDWOOD EMPIRE BANCORP
                                  (Registrant)




Date:  11/13/01              By:  /s/ James E. Beckwith
       --------                   -------------------------------------------
                                  James E. Beckwith
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Chief Operating Officer,
                                  Principal Financial Officer, and
                                  Duly Authorized Officer











                        This page is page 37 of 37 pages.