Form 10-K405
period 2001-12-31
REDWOOD EMPIRE BANCORP
filed 2002-03-26
CIK 840007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2001 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934



Commission file number:  0-19231


                             REDWOOD EMPIRE BANCORP
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   California                                68-0166366
         -----------------------------------            ---------------------
         (State or Other Jurisdiction of                    (IRS Employer
         Incorporation or Organization)                  Identification No.)

         111 Santa Rosa Avenue, Santa Rosa, California        95404-4905
         ---------------------------------------------        ----------
          (Address of Principal Executive Offices)            (Zip Code)

       Registrant's telephone number, including area code: (707) 573-4800


Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to the filing requirements for the past 90 days. Yes X    No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

         The aggregate market value of the Registrant's common stock held by non-affiliates on March 1, 2002 (based on the closing sale price of the Common Stock) was $44,949,555.

         As of March 5, 2002 there were 3,485,757 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the following documents are incorporated by reference in this Form 10-K:



                   DOCUMENT                              FORM 10-K REFERENCE
         ---------------------------------              ----------------------

         Redwood's Form 8-K filed September 29, 2000         Part II Item 9

         Redwood's Definitive Proxy Statement                Part III
         For the 2002 Annual Meeting of Shareholders

                                TABLE OF CONTENTS


                                                                                                                      Page
                                                          PART I

Forward-Looking Information............................................................................................. 4
Item 1.           Business.............................................................................................. 5
Item 2.           Properties........................................................................................... 21
Item 3.           Legal Proceedings.................................................................................... 22
Item 4.           Submission of Matters to a Vote of Securities Holders................................................ 22



                                                          PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters............................ 23
Item 6.           Selected Financial Data.............................................................................. 24
Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................................................ 25
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk........................................... 50
Item 8.           Financial Statements and Supplementary Data.......................................................... 54
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure........................................................................................... 93



                                                         PART III

Item 10.          Directors and Executive Officers of the Registrant................................................... 93
Item 11.          Executive Compensation................................................................................93
Item 12.          Security Ownership of Certain Beneficial Owners and Management........................................93
Item 13.          Certain Relationships and Related Transactions........................................................93



                                                          PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................95

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

o    Changes in the securities markets.

o A decline in the health of the Northern California economy as a result of shortages of electrical power or increases in energy costs.

o    Certain operational risks involving data processing systems or fraud.

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


Item 1.      Business

         Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a bank holding company headquartered in Santa Rosa, California, and operating in Northern California with two wholly-owned subsidiaries, National Bank of the Redwoods, a national bank ("NBR" or the "Bank") and Redwood Statutory Trust I, a Connecticut statutory Trust. A previously owned subsidiary of the Company, Allied Bank, F.S.B., a federal savings bank ("Allied") merged with its sister subsidiary, NBR, in March 1997.

         (a)    General Development of Business.

         Redwood is a California corporation, headquartered in Santa Rosa, California. One of its wholly-owned subsidiaries is NBR, a national bank which was chartered in 1985. In addition, NBR has three wholly-owned California chartered subsidiaries, Valley Mortgage Corporation, Allied Diversified Credit, and Redwood Merchant Services, Inc., which are currently inactive. Redwood was created by NBR in August 1988, in order to become a bank holding company through the acquisition of all of NBR's outstanding shares. That transaction was consummated in January 1989. Redwood acquired Allied in September 1990, through a tax-free reorganization in which Redwood exchanged shares of its stock for all of the outstanding shares of Allied. The acquisition of Allied was accounted for as a pooling of interests for financial reporting purposes.

         On October 31, 1992, Lake Savings and Loan Association, a one-branch California chartered savings and loan based in Lakeport, California ("Lake"), was purchased for approximately $2,300,000 in cash, and merged into Allied. At the time of its acquisition, Lake had total assets of approximately $41 million. The acquisition was accounted for as a purchase.

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

         In September 1999, the Company divested its sub prime mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations.

Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations.

         On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2001, the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities constitute the trust preferred securities in the financial statements.

         The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of February 22, 2031, at the option of the Company; on or after February 22, 2021 at par; or on or after February 22, 2011 at a premium, or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

         On January 15, 2002, NBR formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending.

         (b)    Financial Information About Industry Segments.

         Through September 10, 1999, the Company operated in four principal industry segments: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 40,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit and the Company's residential mortgage banking and brokerage arm, known as Valley Financial were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding segments has been restated. For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

         (c)    Narrative Description of Business.

         The Company's business strategy involves two principal business activities which are conducted through NBR: community banking and merchant card services.

         NBR provides its core community banking services through five retail branches located in Sonoma County, California, one retail branch located in Mendocino County, California, and one retail branch located in Lake County, California. NBR generally extends commercial loans to professionals and businesses with annual revenues of less than $20 million. Commercial loans are primarily for working capital and asset acquisition. NBR emphasizes the origination of commercial real estate loans within its primary market area. Such loans are either owner-occupied or investor owned which are supported by long-term leases. Properties which secure loans within the Company's commercial real estate portfolio include office buildings, retail centers and industrial buildings. NBR also originates commercial and residential construction loans for its portfolio along with permanent single family and multi-family residential loans. NBR's targeted lending market area includes the California counties north of San Francisco.

         The primary sources of funds for the Company's commercial and residential lending programs are local deposits, proceeds from loan sales, loan payments, and other borrowings. The Company attracts deposits primarily from local businesses, professionals and retail customers. The Company's primary deposit market areas include the counties of Sonoma, Mendocino and Lake. Sonoma, Mendocino and Lake Counties have benefited from the migration of population and businesses into the area, as well as growth in established firms and industries. These counties have generally exceeded the growth in population and economic activity of California as a whole. The Company generally does not purchase deposits through deposit brokers and had no brokered deposits at December 31, 2001. In addition to deposits, the Company may obtain other borrowed funds through its membership in the Federal Home Loan Bank of San Francisco (the "FHLB") and its retention of treasury, tax and loan funds at the Federal Reserve Bank of San Francisco.

           The Company provides Visa and Mastercard credit card processing and settlement services for approximately 40,000 merchants located throughout the United States. In 2001, the Company's processing volume exceeded $1.1 billion. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of independent sales agents and independent sales organizations (individually an "ISO" and collectively "ISO's").

         The Company is regulated by various government agencies, with the primary regulators being the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC").

         The Company and its subsidiaries had 149 full-time-equivalent employees at December 31, 2001. Redwood's headquarters are located at 111 Santa Rosa Avenue, Santa Rosa, California 95404-4905, and its telephone number is (707) 573-4800.

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

         The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled "Restrictions on Dividends and Other Distributions" for information regarding additional restrictions on the ability on the Company and the Bank to pay dividends.

         Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with a single affiliate may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

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

         In determining the capital level the Company and the Bank are required to maintain, the federal banking agencies do not, in all respects, follow accounting principles generally accepted in the United States of America ("GAAP") and have special rules which have the effect of reducing the amount of capital they will recognize for purposes of determining the capital adequacy of the Bank.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, trust preferred securities (for up to 25% of total tier 1 capital), other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or 10% of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock and trust preferred securities not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

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

         Effective January 1, 2002, the federal banking agencies, including the OCC, adopted new regulations to change their regulatory capital standards to address the treatment of recourse obligations, residual interests and direct credit substitutes in asset securitizations that expose banks primarily to credit risk. These regulations complement the Interagency Guidance on Asset Securitization Activities, adopted in December 1999, which addressed the fundamental risk management practices that should be in place at banking organizations that engage in securitization activities. The new regulations provide more detailed definitions of "recourse", "residual interest", "direct credit substitute" and related terms, while harmonizing the proposed capital treatment for residuals with the more consistent, broader capital treatment of recourse obligations and direct credit substitutes. Capital requirements for positions in securitization transactions are varied according to their relative risk exposures, while limited use is permitted of credit ratings from rating agencies, a banking organization's qualifying internal risk rating system or qualifying software. The regulation requires a bank to deduct from Tier 1 capital, and from assets, all credit-enhancing interest only-strips, whether retained or purchased, that exceed 25% of Tier 1 capital. Additionally, a bank must maintain dollar-for-dollar risk-based capital for any remaining credit-enhancing interest-only strips and any residual interests that do not qualify for a ratings-based approach. The regulation specifically reserves the right to modify any risk-weight, credit conversion factor or credit equivalent amount, on a case-by-case basis, to take into account any novel transactions that do not fit well into the currently defined categories.

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

         As of December 31, 2001, the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and the Bank, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2001 (amounts in thousands except percentage amounts).

                                                                            The Company
                                              -------------------------------------------------------------------------
                                                        Actual                        Well               Minimum
                                              ------------------------             Capitalized           Capital
                                               Capital           Ratio                Ratio            Requirement
                                               -------           -----                -----            -----------

Leverage..................................... $33,844             7.46%                5.00%              4.00%
Tier 1 Risk-Based............................  33,844             9.52                 6.00               4.00
Total Risk-Based.............................  39,650            11.16                10.00               8.00

                                                                             The Bank
                                              -----------------------------------------------------------------------
                                                       Actual                         Well              Minimum
                                              ------------------------             Capitalized          Capital
                                               Capital           Ratio                Ratio            Requirement
                                               -------           -----                -----            -----------

Leverage..................................... $34,835             7.69%                5.00%              4.00%
Tier 1 Risk-Based............................  34,835             9.82                 6.00               4.00
Total Risk-Based.............................  39,308            11.08                10.00               8.00


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

         Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:


     "Well capitalized"                         "Adequately capitalized"
     ------------------                         ------------------------
     Total risk-based capital of 10%;           Total risk-based capital of 8%;
     Tier 1 risk-based capital of 6%; and       Tier 1 risk-based capital of 4%; and
     Leverage ratio of 5%.                      Leverage ratio of 4%.


     "Undercapitalized"                         "Significantly undercapitalized"
     ------------------                         --------------------------------
     Total risk-based capital less than 8%;     Total risk-based capital less than 6%;
     Tier 1 risk-based capital less than        Tier 1 risk-based capital less than 3%;
     4%; or                                     or
     Leverage ratio less than 4%.               Leverage ratio less than 3%.


     "Critically undercapitalized"
      ---------------------------
     Tangible equity to total assets equal
     to or less than 2%.

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

         The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

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

Gramm-Leach-Bliley Act

         On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act (GLBA) of 1999 into law. As of March 13, 2000, the GLBA:

o allows bank holding companies meeting management, capital and Community Reinvestment Act standards to become financial holding companies and to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it may engage in certain financial activities without further approvals;

o    allows insurers and other financial services companies to acquire banks;

o removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

o establishes the overall regulatory structure applicable to financial holding companies that also engage in insurance and securities operations.

         This part of the Modernization Act became effective on March 13, 2000.

         Only financial holding companies can own insurance companies and engage in merchant banking.

         The GLBA, in addition to the previously described changes in permissible non-banking activities permitted to banks, bank holding companies and financial holding companies, also required the federal banking agencies, among others federal regulatory agencies, to adopt regulations governing the privacy of consumer financial information. The OCC adopted such regulations with an effective date of November 13, 2000, and a date of full compliance with the regulations of July 1, 2001. The Bank is subject to the OCC's regulations.

         The regulations impose three main requirements established by the GLBA. First, a banking organization must provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates. Second, banking organizations must provide annual notices of their privacy policies to their customers. Third, banking organizations must provide a reasonable method for customers to "opt-out" of disclosures to nonaffiliated third parties.

         In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies, including the OCC, adopted guidelines for safeguarding confidential customer information, effective on July 1, 2001. The guidelines require banking organizations to establish an information security program to: (1) identify and assess the risks that may threaten customer information; (2) develop a written plan containing policies and procedures to manage and control these risks; (3) implement and test the plan; and (4) adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats. The guidelines also outline the responsibilities of directors of banking organizations in overseeing the protection of customer information.

         The Company complies with all provisions of the GLBA and all implementing regulations, and NBR has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.


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

         In 1997, California adopted the Environmental Responsibility Acceptance Act (Cal. Civil Code Section Section 850-855) to facilitate (i) the notifica-tion of government agencies and potentially responsible parties (e.g., for cleanup) of the existence of contamination and (ii) the cleanup or other remediation of contamination by the potentially responsible parties. The Act requires, among other things, that owners of sites who have actual awareness of a release of a hazardous material that exceeds a specified notification threshold to take all reasonable steps to identify the potentially responsible parties and to send a notice of potential liability to the parties and the appropriate oversight agency. As courts interpret various provisions of this Act, the Company cannot be certain of all the effects that this recently enacted legislation may have on its business.

Recently Enacted Legislation, Regulations and Accounting Guidance

         On October 26, 2001, the USA Patriot Act was signed by the President. Title III of the Act is the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. It includes numerous provisions for fighting international money laundering and blocking terrorist access to the U.S. financial system. The goal of Title III is to prevent the U.S. financial system and the U.S. clearing mechanisms from being used by parties suspected of terrorism, terrorist financing and money laundering.

         The provisions of Title III of the USA Patriot Act which affect banking organizations, including the Bank, are generally set forth as amendments to the Bank Secrecy Act. These provisions relate principally to U.S. banking organizations' relationships with foreign banks and with persons who are resident outside the United States. The USA Patriot Act does not immediately impose any new filing or reporting obligations for banking organizations, but does require certain additional due diligence and record keeping practices. Some requirements take effect without the issuance of regulations. Other provisions are to be implemented through regulations that will be promulgated by the U.S. Department of the Treasury
(the "Treasury"), in consultation with the FRB and other federal financial institutions regulators.

         At this time, numerous provisions of Title III of the USA Patriot Act require implementing regulations or interpretations from the Treasury. Consequently, the effect of the USA Patriot Act on the business of the Bank cannot be accurately predicted at this time.

         During 2001, the Financial Accounting Standards Board ("FASB") adopted Statement 141, Business Combinations, which eliminates the pooling-of-interests method of accounting for business combinations and requires all future business combinations to be accounted for using the purchase method of accounting. FASB also adopted Statement 142, Goodwill and Other Intangible Assets, which governs the accounting treatment of goodwill and other intangible assets subsequent to their initial recognition, including adopting an impairment-only approach to amortizing goodwill.

Pending Legislation and Regulations

         Certain pending legislative proposals include bills to permit banks to pay interest on business checking accounts, to cap consumer liability for stolen debit cards, to enact privacy rules designed to regulate the ability of financial institutions to use or share customer information, to end certain predatory lending practices, to allow the payment of interest on reserves that financial institutions must keep with FRB and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy. A proposal to merge the FDIC's two funds, the Bank Insurance Fund and the Savings Association Insurance Fund, is also being discussed.

         Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company cannot be determined at this time.

Competition

         In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles, which also compete with banks for deposit business. The direction of federal legislation in recent years, especially the GLBA, favors competition between different types of financial institutions. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.

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

         Merchant credit card processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. If the Company fails to comply with these credit card association standards, the Company's status as a member service provider and as a certified processor could be suspended or terminated. During November 1999, VISA adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affected the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average. At September 30, 2001 (the most recent period available from VISA) the Company's overall fraud ratio was equal to the VISA requirement. Other VISA changes included the requirement that total processing volume in certain high-risk categories (as defined by VISA) be less than 20% of total processing volume. At December 31, 2001 (the most recent information available from VISA), the Company's total VISA transactions within these certain high-risk categories were 5% of its total VISA processing volume. Other changes VISA announced included a requirement that weekly VISA volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital or the aggregate charge-backs for the quarter must be less than .59% of the interchange count and .95% of the interchange amount. At December 31, 2001 (the most recent information available from VISA) the Company's weekly VISA volume was 48% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 7% of tangible equity capital and the aggregate charge-backs for the quarter were .42% of the of the interchange count and .52% of the interchange amount. Merchant bankcard participants, such as the Company, must comply with these new VISA rules by filing a compliance plan with VISA. Such plan has been filed by the Company and accepted by VISA. At December 31, 2001, the Company is in compliance with all rule changes that went into effect on March 31, 2001, based on VISA's acceptance of the Company's compliance plan. Should the Company be unable to comply with these rule changes, VISA will require collateral of one to four times the short fall.

        Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At December 31, 2001, approximately 77% of the Company's loans were secured by real estate, of which 45% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, prolonged electrical power shortages or increases in energy costs in Northern California may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

         Events of September 11. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, have resulted in increased uncertainty regarding the economic outlook. Past experience suggests that shocks to American society of far less severity have resulted in a temporary loss of consumer and business confidence and a reduction in the rate of economic growth. It is not possible at this time to project the economic impact of these events. However, any deterioration in either the U.S. or the California economy could adversely affect the Company's financial condition and results of operations.

         California Energy Crisis. Due to problems associated with the deregulation of the electrical power industry in California, California utilities and other energy industry participants have experienced difficulties with the supply and price of electricity and natural gas. The California energy situation continues to be fluid and subject to many uncertainties and a number of lawsuits and regulatory proceedings have been commenced concerning various aspects of the current energy situation. Although the situation has stabilized recently, customers of the utilities were faced at times in 2001 with increased gas and electric prices, power shortages and, in come cases, rolling blackouts. The long-term impact of the energy crisis in California on the Company's markets and business cannot be predicted, but could result in an economic slow-down. This could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on the Company's financial condition and results or operations.

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

         Critical Accounting Policies. The Company's financial statements are presented in accordance with accounting principles generally accepted in the United States of America (US GAAP). The financial information contained within our financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Along with other factors, we use historical loss factors to determine the inherent loss that my be present in our loan and lease portfolio. Actual loses could differ significantly from the historical loss factors that we use. Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets. We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices. US GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

         Our most significant estimates are approved by our Management team, which is comprised of our most senior officers. At each financial reporting period, a review of these estimates is then presented to our Board of Directors.

         As of December 31, 2001, other than as disclosed on page 46, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to the customary representations and warranties. Please see our disclosure regarding contractual obligations and commitments on page 47.


Item 2.           Properties

         The Company owns two depository branches and leases six other locations used in the normal course of business. In addition, the Company leases certain equipment. There are no contingent rental payments and the Company has five sublease arrangements. Total rental expenses under all leases, including premises, totaled $1,282,000, $1,202,000 and $1,449,000, in 2001, 2000 and 1999.
The expiration dates of the leases vary, with the first such lease expiring during 2002 and the last such lease expiring during 2009. The Company maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage.

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


Item 4.           Submission of Matters to A Vote of Securities Holders

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

PART II


Item 5.      Market for the Registrant's Common Equity and Related Stockholder
Matters

         Since November 2, 1998, the Company's Common Stock has been publicly traded on the NASDAQ National Market under the symbol "REBC". Prior to November 2, 1998, the Company Common Stock traded on the American Stock Exchange under the symbol "REB". On September 20, 2001, the Company announced a three-for-two stock split of its outstanding shares of common stock. All common stock prices and dividends per share have been restated for the stock split. As of December 31, 2001, the Company believes, based upon information it has obtained from its transfer agent, there are 999 shareholders of record of its Common Stock.

         There are regulatory limitations on cash dividends that may be paid by the Company as well as regulatory limitations on cash dividends that may be paid by NBR to Redwood which could limit the Company's ability to pay dividends. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became critically undercapitalized. See "Regulation and Supervision" in Item 1.


                                                                  Redwood Empire Bancorp
                                                                   Common Stock Prices

                              Qtr 1       Qtr 2       Qtr 3       Qtr 4             Qtr 1       Qtr 2       Qtr 3       Qtr 4
                               2000        2000        2000        2000              2001        2001        2001       2001
                            ----------- ----------- ----------- -----------       ----------- ----------- ----------- ----------
High                          $15.38      $13.34      $15.92      $14.76            $19.00      $21.47      $25.57      $26.01
Low                             9.50        9.50       12.00       12.75             13.50       17.07       18.60       22.37
Close                           9.54       12.00       14.08       13.58             17.17       19.73       25.50       24.50

Dividends
Declared per share               .066        .100        .100        .100              .100        .133        .133        N/A

Item 6.  Selected Financial Data


 Summary of Consolidated Financial Data and Performance Ratios

                                                                               At or for the Year ended December 31,
                                                                        2001        2000        1999        1998        1997
                                                                    -------------------------------------------------------------
                                                                           (dollars in thousands, except per share data)
 Statements of Operations:
 Total interest income                                                   $33,555     $35,163    $30,633      $30,557     $35,471
 Net interest income                                                      20,104      20,844     19,687       18,058      19,656
 Provision for loan losses                                                   ---         150        750        2,040       2,100
 Noninterest income                                                        6,599       6,106      5,197        5,625       4,304
 Income from continuing operations before extraordinary item               7,307       6,466      4,875        2,904       2,377
 Income (loss) from discontinued operations (1)                              ---         ---       (437)       2,187       1,064
 Extraordinary loss, net of tax                                              ---         ---       (276)         ---         ---
 Net income                                                                7,307       6,466      4,162        5,091       3,441
 Net income available to common stock shareholders                         7,307       6,466      4,162        4,979       2,992
 Balance Sheets:
 Total assets                                                           $448,742    $453,439   $423,046     $422,299    $446,719
 Total loans                                                             351,649     315,101    314,445      269,316     282,396
 Mortgage loans held for sale (Discontinued operations)                      ---         ---        ---       32,620      16,929
 Allowance for loan losses                                                 7,580       7,674      7,931        8,041       7,645
 Total deposits                                                          397,412     405,333    369,509      364,720     391,421
 Shareholders' equity                                                     26,687      35,459     37,444       38,640      33,243
 Performance and Financial Ratios:
 Return on average assets from continuing operations                       1.63%       1.47%       1.20%       0.73%        .54%
 Return on average common equity from continuing operations               26.41%      17.75%      12.40%       8.09%       7.58%
 Common dividend payout ratio                                             18.09%      25.29%      19.51%       8.09%         ---
 Average equity to average assets from continuing operations               6.17%       8.30%       9.66%       9.09%       7.14%
 Leverage ratio                                                            7.46%       7.72%       8.66%       8.84%       7.10%
 Tier 1 risk-based capital ratio                                           9.52%       9.99%      11.74%      11.84%       9.72%
 Total risk-based capital ratio                                           11.16%      11.25%      13.01%      16.94%      14.64%
 Net interest margin from continuing operations                            4.78%       5.08%       5.30%       5.11%       4.93%
 Noninterest expense from continuing operations to net
    interest income and other noninterest income from continuing
    operations                                                            54.12%      59.18%      64.97%      71.26%      74.72%
 Average earning assets to average total assets from
    continuing operations                                                 93.72%      93.50%      91.20%      89.40%      91.05%
 Nonperforming assets to total assets                                      0.71%       0.43%       1.52%       2.11%       3.72%
 Net loan charge-offs to average loans                                     0.03%       0.12%       0.29%       0.62%       0.46%
 Allowance for loan losses to total loans                                  2.16%       2.44%       2.52%       2.99%       2.71%
 Allowance for loan losses to nonperforming loans                        238.66%     637.91%     194.34%     121.82%      78.60%
 Share Data (2):
 Common shares outstanding (000)                                           3,530       4,287       4,844       5,054       4,178
 Book value per common share                                               $7.56       $8.27       $7.73       $7.65        6.58
 Basic earnings per common share:
   Income from continuing operations before extraordinary item             $1.97       $1.41        $.97        $.59        $.46
   Income (loss) from discontinued operations                                ---         ---        (.09)        .46         .26
   Income before extraordinary item                                         1.97        1.41         .88        1.05         .72
   Net income available for common stock shareholders                       1.97        1.41         .82        1.05         .72
   Weighted average shares outstanding (000)                               3,703       4,577       5,046       4,755       4,164
 Diluted earnings (loss) per common share:
   Income from continuing operations before extraordinary item             $1.91       $1.39        $.94        $.54        $.38
   Income (loss) from discontinued operations                                ---         ---        (.08)        .42         .21
   Income before extraordinary item                                         1.91        1.39         .86         .96         .59
   Net income available for common stock shareholders                       1.91        1.39         .80         .96         .59
   Weighted average shares outstanding (000)                               3,825       4,664       5,184       5,197       5,067
 Cash dividends per common share                                            $.37        $.37        $.16        $.08         ---


(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.
(2)      Restated for 2001 3 for 2 stock split.

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

o    Changes in the securities markets.

o A decline in the health of the Northern California economy as a result of shortages of electrical power or increases in energy costs.

o    Certain operational risks involving data processing systems or fraud.

         The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to "Certain Important Considerations for Investors" in Item 1 and other information in this Report.

General

         On September 10, 1999 the Company divested its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $4,369,000 for the year ended December 31, 1999. There was no revenue recognized from discontinued operations during 2001 and 2000.

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



Results of Continuing Operations Before Extraordinary Item

         In 2001 the Company reported income from continuing operations before extraordinary item of $7,307,000, or $1.91 diluted per share as compared to 2000 and 1999 income from continuing operations before extraordinary item of $6,466,000, or $1.39 diluted per share, and $4,875,000, or $0.94 diluted per share.

         Return on average assets for the year ended December 31, 2001 was 1.63% as compared to 1.47% and 1.20% for the years ended December 31, 2000 and 1999. Return on average common equity was 26.41% for the year ended December 31, 2001, as compared to 17.75% and 12.40% for the years ended December 31, 2000 and 1999.

         The Company's results from continuing operations in 2001 improved from 2000. Improvement was shown in noninterest expense, which decreased $1,497,000 to $14,451,000 in 2001 as compared to $15,948,000 in 2000. Other income increased $493,000 to $6,599,000 in 2001 as compared to $6,106,000 in 2000.
Improvement was also shown in the provision for loan losses, which declined by $150,000 in 2001 as compared to 2000.

         The Company's results from continuing operations in 2000 improved significantly from 1999. Net interest income increased $1,157,000 in 2000. The provision for loan losses declined by $600,000 during 2000. Other income increased $909,000 in 2000 as compared to $5,197,000 in 1999. Improvement was also shown in noninterest expense, which decreased $218,000 to $15,948,000 in 2000 as compared to $16,166,000 in 1999.

         In the first quarter of 1999, the Company recorded an extraordinary charge of $276,000, net of tax. Such charge is comprised of the unamortized debt issuance costs associated with the Company's $12,000,000 subordinated debt, which was early redeemed in the first quarter of 1999. In the first quarter of 1999 Redwood obtained funding for the early redemption through an $8,000,000 dividend from NBR and the redemption of a $3,000,000 note from NBR.

         Net Interest Income. For 2001, the Company's net interest income from continuing operations amounted to $20,104,000 as compared to $20,844,000 in 2000 and $19,687,000 in 1999. This represents a decrease of $740,000 or 4% in 2001 and an increase of $1,157,000 or 6% in 2000. The decrease in 2001 as compared to 2000 is due to a negative impact of $882,000 associated with the trust preferred debt financing. Without the impact of such long term financing, net interest income would have increased by $142,000 as a result in growth of average earning assets of $9,799,000. The increase in 2000 as compared to 1999 is due to an increase in average earning assets from $371,170,000 in 1999 to $410,541,000 in 2000, which offsets a decline in net interest margin from 5.30% in 1999 to 5.08% in 2000.

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



                                                         2001                        2000                        1999
                                        ------------------------------- --------------------------- ----------------------------
                                            Average            Yield/    Average            Yield/    Average           Yield/
                                            Balance    Interest Rate     Balance   Interest  Rate     Balance  Interest  Rate
                                        ------------------------------- --------------------------- ----------------------------
                                                                   (dollars in thousands)
Assets:
Portfolio loans                              $327,913   $27,904  8.51%   $329,799    $29,769  9.03%  $293,352   $25,924  8.84%
Investment securities                          74,875     4,879  6.52      74,880      5,035  6.72     68,579     4,239  6.18
Federal funds sold                             17,552       772  4.40       5,862        359  6.12      9,239       470  5.09
                                        ------------------------        ---------------------       --------------------
    Total earning assets                      420,340    33,555  7.98     410,541     35,163  8.57    371,170    30,633  8.25
                                                       ---------                  -----------                  ---------
Other non-earning assets                       35,841                      36,541                      43,983
Allowance for loan losses                      (7,673)                     (7,997)                     (8,188)
                                        ----------------                -----------                 ------------
    Total average assets                     $448,508                    $439,085                    $406,965
                                        ================                ===========                 ============

Liabilities and Shareholders' Equity:
Interest bearing transaction
accounts                                     $123,537     2,762  2.24    $125,626      3,675  2.93   $133,371     3,774  2.83
Time deposits                                 186,011     9,668  5.20     180,130     10,294  5.71    137,113     7,030  5.13
Trust preferred securities                      8,700       882 10.14         ---        ---   ---        ---       ---   ---
Other borrowings                                3,360       139  4.14       5,333        350  6.56      1,383       142 10.27
                                        ------------------------        ---------------------       --------------------
  Total interest bearing liabilities          321,608    13,451  4.18     311,089     14,319  4.60    271,867    10,946  4.03
                                                       ----------------           -----------------            -----------------
Non interest bearing demand
deposits                                       88,909                      80,923                      85,851
Other non-interest bearing liabilities         10,322                      10,635                       9,931
Shareholders' equity                           27,669                      36,438                      39,316
                                        ----------------                -----------                 ------------
 Total average liabilities and
     Shareholders' equity                    $448,508                    $439,085                    $406,965
                                        ================                ===========                 ============
Net interest spread                                              3.80                         3.97                       4.22
                                                               ========                     =======                   =========
Net interest income and
  net interest margin                                   $20,104  4.78%               $20,844  5.08%             $19,687  5.30%
                                                       ================           =================            =================


Note:  Investment securities are shown with the fair value adjustment included.

         The Company's average earning assets for 2001 increased approximately 2%, or $9,799,000, to $420,340,000, as compared to $410,541,000 for 2000.
Average earning assets increased approximately 11%, or $39,371,000, in 2000 as compared to 1999. In December 2000, the Company sold $21,205,000 in single family residential loans and securitized another $17,949,000 as part of an asset repositioning strategy. The funds received from the loan sale have been used to fund growth in higher yielding relationship-based commercial and commercial real estate loans. Adjusting for the impact of the 2000 single family residential loan sale and securitization, average portfolio loans increased $37,268,000. The major components of this increase in portfolio loans include increases of $21,287,000 in average outstanding commercial real estate loans and $10,363,000 in average outstanding commercial loans. The increase in average earning assets for 2000 was due to the Company's efforts to increase its concentration in the commercial real estate and construction loan portfolios.

         With the increase in average earning assets in 2001 discussed above, the Company's funding levels also increased. The average balance of higher cost time deposits increased $5,881,000 in 2001 compared to an increase of $43,017,000 in 2000. The growth in time deposits in 2000 and 2001 is a result of the Company's efforts to fund earning asset growth. Additionally, average interest bearing transaction accounts decreased $2,089,000 in 2001 as compared to a decrease of $7,745,000 in 2000 as a result of a decrease in balances deposited by one of the Company's large customers. Average other borrowings increased $6,727,000 in 2001 primarily due to the impact of the Company's pooled trust preferred debt financing. Average other borrowings increased $3,950,000 in 2000 to support loan growth.

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


                                                  2001 over 2000                      2000 over 1999
                                           ------------------------------    ---------------------------------
                                             Volume    Rate     Total          Volume      Rate      Total
                                           ------------------------------    ---------------------------------
                                                                     (in thousands)
Increase (decrease) in interest income:
Portfolio loans (1), (2)                      ($169)  ($1,696) ($1,865)          $3,280       $565     $3,845
Investment securities (3)                       ---      (156)    (156)             407        389        796
Federal funds sold                              539      (126)     413             (194)        83       (111)
                                           ------------------------------    ---------------------------------
  Total increase (decrease)                     370    (1,978)  (1,608)           3,493      1,037      4,530
                                           ------------------------------    ---------------------------------

Increase (decrease) in interest expense:
Interest bearing transaction accounts           (60)     (853)    (913)            (224)       125        (99)
Time deposits                                   328      (954)    (626)           2,391        873      3,264
Trust preferred securities                      882       ---      882              ---        ---        ---
Other borrowings                               (106)     (105)    (211)             276        (68)       208
                                           ------------------------------    ---------------------------------
  Total increase (decrease)                   1,044    (1,912)    (868)           2,443        930      3,373
                                           ------------------------------    ---------------------------------
  Increase (decrease) in net interest income  ($674)     ($66)   ($740)          $1,050       $107     $1,157
                                           ==============================    =================================

(1) Does not include interest income which would have been earned on nonaccrual loans had such loans performed in accordance with their terms.
(2) Amortized loan fees of $584,000, $966,000 and $1,110,000 are included in interest income for 2001, 2000 and 1999.
(3) The average balance of securities classified as available for sale are presented at historical amortized cost without the effects of the fair value adjustments.

         The net interest margin decreased to 4.78% for the year ended December 31, 2001, as compared to 5.08% and 5.30% for the years ended December 31, 2000 and 1999. During 2001, the Company's net interest margin had been negatively impacted by the decline in the general interest rate environment. In addition, the pooled trust preferred debt financing which funded two stock purchase plans had a negative impact on the net interest margin of 21 basis points. The decrease in net interest margin in 2000 was primarily due to increased liability costs partially offset by an increase in yield on earning assets. The yield on average earning assets decreased to 7.98% in 2001 compared to 8.57% in 2000 and 8.25% in 1999.

         The effective rates on average interest-bearing liabilities decreased to 4.18% for 2001 as compared to 4.60% for 2000 and 4.03% for 1999. The decrease in 2001 is attributable to a lower interest rate environment, as discussed above, offset by the impact of the Company's pooled trust preferred debt financing. The increase in 2000 was primarily due to the Company's desire to attract deposits to fund loan growth and an increase in general interest rates.

         Provision for Loan Losses. Annual fluctuations in the provision for loan losses result from management's regular assessment of the adequacy of the allowance for loan losses. There was no provision for loan losses for the year ended December 31, 2001, which represents a decrease of $150,000 from 2000. In 2000, the provision for loan losses of $150,000 represented an 80% decrease from $750,000 in 1999. This decrease in the provision for loan losses in 2001 when compared to 2000 was due to a decline in loan charge-offs. The decline in 2000 when compared to 1999 was due to a decline in loan charge-offs and a decrease in nonperforming loans.

         Noninterest Income. Noninterest income from continuing operations increased 8%, or $493,000, to $6,599,000 as compared to $6,106,000, for 2000.
The Company's noninterest income from continuing operations for 2000 increased by $909,000 or 17% from the $5,197,000 it received during 1999. The following table sets forth the sources of noninterest income from continuing operations for the years ended December 31, 2001, 2000 and 1999.

                                                                  Year Ended December 31,
                                                            2001            2000          1999
                                                         ------------------------------------------
                                                                       (in thousands)
  Service charges on deposit accounts                        $1,116          $1,077        $1,041
  Merchant draft processing, net                              4,240           4,856         3,154
  Loan servicing income                                         295             272           129
  Net realized gains (losses) on
    securities available for sale                               112            (171)           19
  Loss on sale of loans                                         ---            (584)          ---
  Other income                                                  836             656           854
                                                         ------------    -----------   ------------
                                                             $6,599          $6,106        $5,197
                                                         ============    ===========   ============

         Merchant draft processing net revenue amounted to $4,240,000 in 2001 as compared to $4,856,000 in 2000 and $3,154,000 in 1999. The decrease of $616,000 during 2001 when compared to 2000 is due to the expiration of a large merchant draft processing contract with an independent sales organization (ISO). In 2000 and 1999 the Company benefited from the amortization of a lump sum payment of $2,600,000 received in December 1998. Such payment was a result of a renegotiated merchant card services contract with an ISO. As of December 31, 2000 the payment had been fully amortized. For the full years ended December 31, 2000 and 1999 the Company recorded $1,440,000 and $910,000 as revenue associated with the payment. In addition, under the terms of the renegotiated contract the Company received a contract completion bonus in the amount of $528,000 during 2000. To offset the decline in future merchant bankcard processing revenues brought about by the completion of the contract referenced above, the Company has been seeking to build its overall merchant card services business through direct marketing efforts and new ISO relationships.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,212,000 and $1,277,000 as of December 31, 2001 and 2000, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management's assumptions regarding merchant and ISO risk.

         Loan servicing revenues increased to $295,000 for the year ended December 31, 2001, compared to $272,000 in 2000, and $129,000 in 1999. The increases in 2001 and 2000 were due to the Company's increased servicing portfolio. Future loan servicing income will be dependent on prepayments of loans held in the Company's servicing portfolio.

         During 2001, the Company sold $5,806,000 in investment securities available for sale, and recorded a gain on such sales of $112,000. See Note D of Notes to Consolidated Financial Statements. As part of its asset repositioning strategy, during 2000 the Company recorded a loss on sale of residential loans of $584,000 and loss on sale of securities available for sale of $171,000.

         Noninterest Expense. Noninterest expense amounted to $14,451,000 in 2001, $15,948,000 in 2000 and $16,166,000 in 1999. This represents a decrease of
$1,497,000 or 9% in 2001 and a decrease of 218,000 or 1% in 2000 when compared to 1999.

         Salaries and employee benefits expense for 2001 decreased $304,000, or 4%, to $8,336,000, as compared to $8,640,000 for 2000. This compared with a 2% decrease during 2000 over the 1999 salaries and employee benefits expense of $8,802,000. The decrease in 2001 is a result of the Company's emphasis on improving efficiency through process improvement and job function consolidation. The decrease in salaries and employee benefits expense in 2000 is due to the decline in the Company's average full-time equivalent staff level. The Company's average full-time equivalent staff levels adjusted for discontinued operations, were 148, 150, and 179 at December 31, 2001, 2000, and 1999.

         Occupancy and equipment expense was $2,026,000 in 2001, $2,040,000 in 2000, and $2,242,000 in 1999. In 2001 and 2000 the decrease of $14,000 and
$202,000 as compared to the prior year was attributable to the Company's decreased space requirements as a result of the relocation of operating personnel.

         The following table describes the components of other noninterest expense for the years ended December 31, 2001, 2000 and 1999.





                                                   Year Ended December 31,
                                               2001         2000          1999
                                           ----------------------------------------
                                                       (in thousands)
 Professional fees                                 $360         $950        $1,231
 Regulatory expense and insurance                   396          453           459
 Postage and office supplies                        529          463           489
 Shareholder expenses and director fees             377          412           320
 Advertising                                        484          420           217
 Telephone                                          389          351           339
 Electronic data processing                         944        1,274         1,234
 Net costs of other real estate owned                10          132           195
 Other                                              600          813           638
                                           ------------- ------------ -------------
                                                 $4,089       $5,268        $5,122
                                           ============= ============ =============


         Other noninterest expenses were $4,089,000 during 2001, a decrease of $1,179,000, or 22%, when compared to 2000 expenses of $5,268,000. Other noninterest expense increased $146,000 or 3% in 2000 when compared to 1999. The decline in 2001 was the result of an efficiency improvement initiative, which began in December 2000. One aspect of such initiative was to focus on vendor expense control. The increase in 2000 was primarily due to an increase in advertising cost associated with the Company's emphasis on growing its core banking operations, partially offset by a decline in professional fees and OREO expenses.

          Income Taxes. The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The Company's effective tax rate on continuing operations was 40.4% in 2001 and 2000 and 38.8% in 1999.


Business Segments

         The Company operates in two principal industry segments: core community banking and merchant credit card services. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with treasury and depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 40,000 merchants throughout the United States.

         Summary financial data by industry segment follows:

                                                          For the Year Ended,
                                                              December 31,
                                      -------------------------------------------------------------
                                            2001                  2000                 1999
                                      ------------------    ------------------   ------------------
                                                             (in thousands)

Community Banking:
 Revenue                                        $21,421               $20,960              $21,187
 Expenses                                        12,222                14,089               15,503
                                      ------------------    ------------------   ------------------
     Income before income tax                    $9,199                $6,871               $5,684
                                      ==================    ==================   ==================

Average assets                                 $422,134              $414,181             $385,025
                                      ==================    ==================   ==================

Bankcard:
 Revenue                                         $5,282                $5,990               $3,697
 Expenses                                         2,229                 2,009                1,413
                                      ------------------    ------------------   ------------------
     Income before income tax                    $3,053                $3,981               $2,284
                                      ==================    ==================   ==================

Average assets                                  $26,374               $24,904              $21,940
                                      ==================    ==================   ==================

Total Company:
 Revenue                                        $26,703               $26,950              $24,884
 Expenses                                        14,451                16,098               16,916
                                      ------------------    ------------------   ------------------
     Income before income tax                   $12,252               $10,852               $7,968
                                      ==================    ==================   ==================

Average assets                                 $448,508              $439,085             $406,965
                                      ==================    ==================   ==================

Community Banking

         The Community Banking segment's income before income taxes amounted to $9,199,000 in 2001 as compared to $6,871,000 in 2000 and $5,684,000 in 1999. The
Community Banking segment revenues increased in 2001 over 2000 as a result of increased service charges on deposit accounts, loan servicing income and the absence of any loss on sale of loans and investment securities such as there was in the fourth quarter of 2000. In 2001 and 2000 segment expenses have declined primarily due to a decrease in the provision for loan losses and administrative expenses. Additionally, during 2001 and 2000, the Company increased its loan portfolio through renewed marketing efforts. Total average portfolio loans were $327,913,000 in 2001 up from $290,645,000 in 2000, after consideration of the impact of the asset repositioning strategy and loan sale. The funds received from the loan sale have been used to fund growth in higher yielding, relationship-based commercial and commercial real estate loans.


Merchant Card Services

         The Merchant Card Services segment provides Visa and Mastercard credit card processing and settlement services for approximately 40,000 merchants located throughout the United States. In 2001, processing volume exceeded $1.1 billion. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of ISO's.

         During 2001, the Merchant Card Services segment net income declined due to a decline in processing revenue, which is directly attributable to the expiration of a large merchant credit card processing contract in the fourth quarter of 2000. In 2000 and 1999, the segment had experienced two successive years of revenue and earnings growth due to an increase in the number of merchants it services and an increase of ISO's to market its services. In December 1998, the Company renegotiated the terms of a processing contract with an ISO who represented $1,736,000 or 66% of the Company's merchant draft net processing revenue, $1,412,000 or 45%, $1,979,000 or 41% and $114,000 or 3% of
such revenue in 1999, 2000 and 2001. As a result of the renegotiation the ISO brought down its processing rate in consideration for a payment of $2,600,000 to the Company. The Company amortized the payment over the life of the renegotiated contract. During 2000, 1999 and 1998, $1,440,000, $910,000 and $250,000 of this payment was recognized as revenue. At December 31, 2000 such processing revenue had been fully amortized.

         Under the terms of the renegotiated contract the Company received a contract completion bonus in the amount of $528,000 during 2000. Since April 1999, in an effort to offset the anticipated decline in future merchant bankcard processing revenues from the completion of the contract discussed above, the Company has been building its overall merchant card services business through additional direct marketing efforts, hiring of additional personnel and developing new ISO relationships. Costs associated with this build up account for the increase in the unit's expenses in 2001, which amounted to $2,229,000 as compared to $2,009,000 in 2000 and $1,413,000 in 1999.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,212,000 and $1,277,000 as of December 31, 2001 and 2000, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company, and management's assumptions regarding merchant and ISO risk. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $138,000, $713,000 and $449,000 in 2001, 2000 and 1999. The increase during 2000 in the allowance reflects the growth in proprietary merchant account volume, increased exposure to internet merchants, and a new ISO relationship in which the Company assumes fraud risk directly rather than looking first to the ISO.

         The following table summarizes the Company's merchant card allowance for charge-back losses for the periods indicated:




                                                      For the Year Ended
                                                         December 31,
                                                2001          2000        1999
                                         --------------------------------------
                                                        (in thousands)

              Beginning allowance             $1,277         $908        $459
              Provision for losses               138          713         449
              Recoveries                         105          ---         ---
              Charge-offs                       (308)        (344)        ---
                                         --------------------------------------
              Ending allowance                $1,212       $1,277        $908
                                         ======================================


Discontinued Operations

         On September 10, 1999 the Company divested its mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As a result of the divestiture, the Company decreased its work-force by 95 employees of whom 63 were hired by Valley Financial Funding, Inc., while 32 were terminated by the Company. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. After tax income
(loss) from discontinued operations for 1999 was ($437,000). Revenue from discontinued operations was $4,369,000 for the year ended December 31, 1999. In 2001 and 2000 there was no revenue recognized from discontinued operations. Due to the disposition, the Company no longer carries or funds a mortgage loans held for sale position. This position was previously funded with other borrowings and time deposits.

Investment Portfolio

      The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities held to maturity until maturity and management believes that the Company has the ability to do so. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. The following table summarizes the maturities of the Company's debt securities at their carrying value and their weighted average yields at December 31, 2001. In the following table, yields on tax-exempt securities have been computed on a tax-equivalent basis.

                                                               Debt Securities
                                                             Available for Sale

                                         After One Through   After Five Through        After
                       Within One Year       Five Years           Ten Years           Ten Years              Total
                    ------------------------------------------------------------------------------------------------------
                       Amount    Yield     Amount    Yield     Amount     Yield     Amount    Yield      Amount    Yield
                    ------------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
 U.S. Government
   obligations         $4,079    6.17 %     $6,281   5.75 %     $ ---     ---       $   ---    ---       $10,360    5.92 %

 Mortgage-backed          ---     ---          ---    ---         ---     ---        25,390   7.02 %      25,390    7.02

 Other securities         ---     ---        6,330   6.64         ---     ---         2,978   4.82         9,308    6.06
                    -----------         -----------          ----------          -----------           -----------
   Total               $4,079    6.17 %    $12,611   6.20 %     $ ---     ---       $28,368   6.79 %     $45,058    6.57 %
                    ===========         ===========          ==========          ===========           ===========

                                                              Held to Maturity

                                         After One Through   After Five Through        After
                       Within One Year       Five Years           Ten Years           Ten Years              Total
                    -----------------------------------------------------------------------------------------------------
                       Amount    Yield     Amount    Yield     Amount     Yield     Amount    Yield      Amount    Yield
                    -----------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
 U.S. Government
   obligations         $2,000    6.30 %     $ ---     ---       $  ---     ---      $   ---    ---        $2,000    6.30 %

 Mortgage-backed          ---     ---         ---     ---          ---     ---        9,066   6.51         9,066    6.51

 Other securities         ---     ---         200    4.70        1,085    5.54        5,051   6.93         6,336    6.62
                    -----------         -----------          ----------          -----------           -----------
   Total               $2,000    6.30 %      $200    4.70 %     $1,085    5.54 %    $14,117   6.66 %     $17,402    6.53 %
                    ===========         ===========          ==========          ===========           ===========

         The following table summarizes the book value of the Company's investment securities held on the dates indicated:

                                                                          Available for Sale
                                                                              December 31,
                                                              2001               2000                1999
                                                       ----------------------------------------------------------
                                                                             (in thousands)
 U.S. Government obligations                                  $10,360            $28,001             $36,098
 Mortgage-backed securities                                    25,390             18,664                 858
 Other securities                                               9,308              5,967               6,782
 FHLB and FRB Stock                                             2,515              2,777               2,647
                                                       ----------------------------------------------------------
   Total                                                      $47,573            $55,409             $46,385
                                                       ==========================================================


                                                                           Held to Maturity
                                                                             December 31,
                                                              2001               2000                1999
                                                       ----------------------------------------------------------
                                                                             (in thousands)
 U.S. Government obligations                                   $2,000            $12,991             $12,989
 Mortgage-backed securities                                     9,066             11,953              13,364
 Other securities                                               6,336              4,857               3,967
                                                       ----------------------------------------------------------
   Total                                                      $17,402            $29,801             $30,320
                                                       ==========================================================

Loan Portfolio


         The Company concentrates its lending activities in three principal areas: real estate mortgage loans (residential and commercial loans), real estate construction loans and commercial loans. At December 31, 2001, these three categories accounted for approximately 63%, 13% and 20% of the Company's loan portfolio. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrowers' depository relationships with the Company and prevailing money market rates indicative of the Company's cost of funds.

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



                                                                 December 31,
                                 -----------------------------------------------------------------------------
                                       2001           2000           1999            1998           1997
                                 -----------------------------------------------------------------------------
                                                                (in thousands)
 Residential real estate mortgage     $101,175        $98,914       $130,504         $97,194        $93,516
 Commercial real estate mortgage       121,456         93,091         79,476          59,257         57,425
 Commercial                             70,438         66,645         61,165          63,260         69,097
 Real estate construction               46,501         49,460         40,059          46,905         55,031
 Installment and other                  12,567          7,900          4,624           5,095          9,200
 Net deferred fees                        (488)          (909)        (1,383)         (2,395)        (1,873)
                                 -----------------------------------------------------------------------------
   Total loans                         351,649        315,101        314,445         269,316        282,396
 Allowance for loan losses              (7,580)        (7,674)        (7,931)         (8,041)        (7,645)
                                 -----------------------------------------------------------------------------
   Net loans                          $344,069       $307,427       $306,514        $261,275       $274,751
                                 =============================================================================

         Real Estate Mortgage Loans. As of December 31, 2001, the Company's residential mortgage loans totaled $101,175,000, or 29%, of its total loans. These loans were predominantly originated in Sonoma and Mendocino Counties. Total residential loans increased $2,261,000 during 2001 as compared to a decrease of $31,590,000 in 2000. The increase during 2001 was the result of normal loan origination activity. The decline in 2000 was due to the Company's sale of $21,205,000 in single family residential loans and the securitization of another $17,949,000 as part of an asset repositioning strategy. The funds received from the loan sale were used to fund growth in higher yielding relationship-based commercial and commercial real estate loans. The increase in 1999 and 1998 were the result of normal loan origination activity. As of December 31, 1999, residential mortgage loans totaled $130,504,000 or 42% of total loans. As of December 31, 1998, residential mortgage loans totaled $97,194,000 or 36% as compared to December 31, 1997 total of $93,516,000 or 33%
of the total portfolio. Such loans declined $22,115,000 during 1997 due to a curtailment of origination activity.

         At December 31, 2001, $31,848,000, or 31%, of the Company's residential real estate mortgage loans were fixed-rate mortgage loans having original terms ranging from one to thirty years. Another $23,280,000, or 23% were held as adjustable-rate mortgages. The balance of these loans, $46,047,000, or 46%, consisted of multifamily loans and loans on improved single-family lots. The majority of the Company's residential mortgage loans have been underwritten for the Company's portfolio and do not necessarily meet standard underwriting criteria for sale in the secondary market. Approximately 73% of the total amount outstanding had principal balances that were less than $300,000. The Company's residential real estate mortgage loans predominately have loan-to-value ratios of 80% or less, using current loan balances and appraised values as of the time of origination. The Company's general policy is not to exceed an 80% loan-to-value ratio on residential mortgage loans without mortgage insurance.

         As of December 31, 2001, the Company had outstanding $121,456,000 in commercial mortgage loans, which constituted 34% of total loans. These loans were primarily secured by owner-occupied commercial properties and have 5 to 15 year maturities based upon 25 to 30 year amortization periods. The ratio of the loan principal amount to appraised values are generally 75% or less, using appraised values at the time of loan origination, and the loans are predominantly for owner-occupied small office buildings or office/warehouses. The Company originates commercial mortgage loans that are guaranteed by the SBA up to 70% to 90% of the balance. The SBA guaranteed portion of such loans can be sold into the secondary market with the unguaranteed principal balance retained. The aggregate retained unguaranteed principal balance of such loans was $5 million at December 31, 2001. Approximately 34% of the total amount outstanding of commercial mortgage loans had principal balances that were less than $250,000.

           Real Estate Construction Loans. The Company's primary market focus emphasizes individual borrowers and small residential and commercial projects. The economic viability of the project and the borrower's past development record and creditworthiness are primary considerations in the loan underwriting decision. The Company had $46,501,000 in construction loans outstanding at December 31, 2001, comprising 13% of its total loans. These loans were principally located in Northern California. This represents a decrease of $2,959,000 or 6% from 2000. During 2000, construction loans increased $9,401,000 or 23% from 1999. In 1999 construction loans decreased $6,846,000 or 15% of total loans. As of December 31, 2001, approximately $15 million of these loans consisted of 41 single-family individual-borrower construction loans, and the remaining loans included 25 subdivision projects, 14 land development projects and 6 commercial projects. At December 31, 2001, the largest single-family construction loan commitment was $3,845,000, and the average commitment was less than $493,000. The largest commitment for a subdivision project was $4,830,000 and the average subdivision commitment was less than $1,105,000. The average commercial project involved a loan of approximately $949,000.

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

         Commercial real estate mortgage and construction lending contains potential risks which are not inherent in other types of portfolio loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns, which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market area, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in its primary market area even if real estate values elsewhere in California remained stable or increased.

         Commercial Loans. Commercial loans consist primarily of short-term financing for businesses and professionals located in Sonoma and Mendocino Counties. At December 31, 2001, these loans totaled $70,438,000, or 20%, of the Company's total loans. This represents an increase of $3,793,000 or 6% and $5,480,000 or 9% from 2000 and 1999 due to the Company's marketing efforts and a general expansion of businesses within the Company's market area. In 1999, commercial loans decreased $2,095,000 or 3% from 1998 due to normal loan payoffs and the competitive banking environment. The commercial loans are diversified as to industries and types of businesses, with no significant industry concentrations. Commercial loan borrowers generally have deposit relationships with the Company. The commercial loans can be unsecured or secured by various assets, including equipment, receivables, deposits and other assets. Commercial loans may be secured by commercial or residential property; however, they are not classified as mortgage loans since these loans are not typically taken out for the purpose of acquiring real estate and the loans are short-term. In these cases, the mortgage collateral is often taken as additional collateral. As of December 31, 2001, the size of individual commercial loans varied widely, with 92% having principal balances less than $350,000. At December 31, 2001, the Company had 11 commercial borrowers whose aggregate individual liability exceeded $2,000,000.

          Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of the commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2001, the Company did not have any outstanding unfunded mortgage loan commitments. There were $67,486,000 in undisbursed loan commitments and $233,000 in standby letters of credit.

         Maturity Distribution. The following table shows the maturity distribution of the Company's commercial and real estate construction loans outstanding as of December 31, 2001, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

                                                            After One
                                                 Within      Through     After Five
                                                One Year    Five Years      Years        Total
                                              -----------------------------------------------------
                                                                 (in thousands)

Commercial                                         $24,529      $17,905       $28,004      $70,438
Real estate construction                            37,368        8,308           825       46,501
                                              -----------------------------------------------------
  Total                                            $61,897      $26,213       $28,829     $116,939
                                              =====================================================


Loans with fixed interest rates                    $24,774       $8,907        $9,497      $43,178
Loans with variable interest rates                  37,123       17,306        19,332       73,761
                                              -----------------------------------------------------
  Total                                            $61,897      $26,213       $28,829     $116,939
                                              =====================================================

Deposit Structure

         The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2001 (in thousands):

                Remaining Maturity:
                  Three months or less                                 $43,003
                  Over three months to six months                       39,579
                  Over six months to 12 months                          27,147
                  Over 12 months                                         2,909
                                                            -------------------
                    Total                                             $112,638
                                                            ===================

         Time deposits of $100,000 or more are generally from the Company's local business and professional customer base. The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposits, savings and checking accounts. In addition to the Company's local depository offices, it attracts certificates of deposit, primarily from financial institutions throughout the nation, by publishing rates in national publications. These certificates of deposit have often been set at interest rates at local market retail deposit rates to attract deposits. The national deposit market is utilized to supplement the Company's liquidity needs. There can be no assurance that this funding practice will continue to provide deposits at attractive rates or that applicable federal regulations will not limit the Company's ability to attract deposits in this manner. The amount of such deposits was $11,052,000 and $495,000 as of December 31, 2001 and 2000. The Company generally does not purchase brokered deposits and had no brokered deposits at December 31, 2001. The Company also accepts certificates of deposit from the State of California. Such certificates of deposit amounted to $15,045,000 and $15,159,000 as of December 31, 2001 and 2000. In order to accept deposits from the State of California, the Company is required to pledge investment securities. The carrying amount of such securities amounted to $16,786,000 and $17,274,000 as of December 31, 2001 and 2000.


         The following chart sets forth the distribution of the Company's average daily deposits for the periods indicated.



                                                    Year Ended December 31,
                                -----------------------------------------------------------------
                                        2001                 2000                  1999
                                -----------------------------------------------------------------
                                   Amount     Rate      Amount     Rate       Amount      Rate
                                -----------------------------------------------------------------
                                                      (dollars in thousands)

 Transaction accounts:
   Savings & Money Market            $95,773   2.59%      $98,576   3.40%      $108,290   3.21 %
   NOW                                27,764   1.00        27,050   1.19         25,081   1.18
   Noninterest bearing                88,909    ---        80,923    ---         85,851    ---
 Time deposits $100,000 and
   over                              102,185   5.28        81,215   5.86         49,919   5.43
 Other time deposits                  83,826   5.09        98,915   5.60         87,194   4.96


         The potential impact on the Company's liquidity from the withdrawal of these deposits is considered in the Company's asset and liability management policies, which attempt to anticipate adequate liquidity needs through its management of investments, federal funds sold, or by generating additional deposits.


Other Borrowings

         NBR maintains a secured line of credit with the FHLB collateralized by approximately $89,500,000 in residential mortgage loans. Available credit under this line at December 31, 2001 was $63,000,000. Advances can be made on a long-term and short-term basis with a rolling maturity date. On occasion, a borrowing is made on a fixed maturity basis. In such instances, maturities do not extend beyond one year. As of December 31, 2001, there was no outstanding balance under this line. Redwood also maintains a $3,500,000 unsecured line of credit with a major financial institution. As of December 31, 2001, there was no outstanding balance under this line. In addition, the Company enters into various short-term borrowing agreements, which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans.

         The following table summarizes the balances outstanding at year end, the highest amount of borrowings outstanding for a month-end during the year, the average balance of borrowings and the weighted average rate for the years ended December 31, 2001, 2000 and 1999 (in thousands).



                                                                 2001                 2000                  1999
                                                          ----------------------------------------------------------

 Balance, December 31                                           $3,870               $3,528                $4,695
 Average balance during the year                                 3,360                5,333                 1,383
 Average interest rate during the year                            4.14%                6.56%                10.27%
 Maximum month-end balance during the year                      $6,000              $11,350               $17,785
 Date of maximum month-end balance                              September           November              September


Trust Preferred Securities

         On February 22, 2001, Redwood Statutory Trust ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of RSTI under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2001, the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities constitute the trust preferred securities in the financial statements.

         The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of February 22, 2031, at the option of the Company; on or after February 22, 2021 at par; or on or after February 22, 2011 at a premium, or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

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

         At December 31, 2001 and 2000, the Company's total recorded investment in impaired loans was $3,176,000 and $1,380,000 of which $2,892,000 and $1,085,000 relates to the recorded investment for which there is a related allowance for credit losses of $318,000 and $299,000. The amount of that recorded investment for which there is no related allowance for credit losses was $284,000 and $295,000 at December 31, 2001 and 2000. At December 31, 2001,
substantially all of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated present value cash flow.

          The average recorded investment in impaired loans during the years ended December 31, 2001, 2000 and 1999 was $2,973,000, $1,424,000 and
$4,420,000. The related amount of interest income recognized during the period that such loans were impaired during such year was $49,000, $65,000 and $140,000.

         As of December 31, 2001 and 2000, there were $2,892,000 and $908,000 of loans on which the accrual of interest had been discontinued. Interest due but excluded from interest income on loans placed on nonaccrual status was $88,000, $72,000 and $96,000 for the years ended December 31, 2001, 2000 and 1999.
Interest income received on nonaccrual loans was $1,000, $14,000 and $103,000 for the years ended December 31, 2001, 2000 and 1999.


         The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

                                                                                   December 31,
                                                        -----------------------------------------------------------------
                                                            2001          2000         1999          1998         1997
                                                        -----------------------------------------------------------------
                                                                              (dollars in thousands)

 Nonaccrual loans                                         $2,892          $908       $3,063        $5,556       $7,883
 Accruing loans past due 90 days or more                     ---           ---          ---           ---          735
 Restructured loans (in compliance with modified terms)      284           295        1,018         1,045        1,109
                                                        -----------------------------------------------------------------
   Total nonperforming loans                               3,176         1,203        4,081         6,601        9,727
 Other real estate owned                                     ---           757        2,363         2,181        6,352
 Other assets owned                                          ---           ---          ---           129          542
                                                        -----------------------------------------------------------------
   Total nonperforming assets                             $3,176        $1,960       $6,444        $8,911      $16,621
                                                        =================================================================

 Nonperforming loans to total loans                         0.90 %        0.38 %       1.30 %        2.45 %       3.44 %
 Nonperforming assets to total assets                       0.71          0.43         1.52          2.11         3.72
 Allowance for loan losses to nonperforming assets        238.66        391.53       123.08         90.24        46.00
 Allowance for loan losses to nonperforming loans         238.66        637.91       194.34        121.82        78.60


         Nonperforming loans totaled $3,176,000 at December 31, 2001, consisting of $2,819,000 that were secured by residential real estate with the remaining $357,000 either unsecured or collateralized by various business assets other than real estate.

         At December 31, 2001, the Company did not carry any assets classified as other real estate owned.

         In addition to the above mentioned assets, as of December 31, 2001 management of the Company has identified three lending relationships which in aggregate amount to approximately $1,921,000 in potential nonperforming loans, as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower. One of these loans is secured by residential property and the two others are secured by commercial properties.

         The following table provides certain information for the years indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.



                                                                   Year Ended December 31,
                                           ------------------------------------------------------------------------
                                               2001           2000           1999           1998           1997
                                           ------------------------------------------------------------------------
                                                                    (dollars in thousands)


 Balance at beginning of period                 $7,674         $7,931         $8,041         $7,645         $7,040
                                           ------------------------------------------------------------------------

 Charge-offs:
   Residential real estate mortgage                ---            111             21            617            408
   Commercial real estate mortgage                 ---            ---            612            355            124
   Commercial                                      177            461            769            794            784
   Real estate construction                        ---             90            100            179            456
   Installment and other                             8             39             13             55            148
                                           ------------------------------------------------------------------------
 Total charge-offs                                 185            701          1,515          2,000          1,920
                                           ------------------------------------------------------------------------

 Recoveries:
   Residential real estate mortgage                  4             69             42             31             15
   Commercial real estate mortgage                 ---             22             45             10            ---
   Commercial                                       75            169            498            279            295
   Real estate construction                        ---              3             53              3            ---
   Installment and other                            12             31             17             33            115
                                           ------------------------------------------------------------------------
 Total recoveries                                   91            294            655            356            425
                                           ------------------------------------------------------------------------

 Net charge-offs                                    94            407            860          1,644          1,495
                                           ------------------------------------------------------------------------

 Provision for loan losses                         ---            150            750          2,040          2,100
                                           ------------------------------------------------------------------------

 Balance at end of period                       $7,580         $7,674         $7,931         $8,041         $7,645
                                           ========================================================================

 Net charge-offs during the period
   to average loans                               0.03 %         0.12 %         0.29 %         0.62 %         0.46  %
 Allowance for loan losses to total loans         2.16           2.44           2.52           2.99           2.71
 Allowance for loan losses
   to nonperforming loans                       238.66         637.91         194.34         121.82          78.60

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

         It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover anticipated charge-offs, and management believes that the allowance at December 31, 2001 is adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

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

         Management believes that any breakdown or allocation of the allowance for loan losses into loan categories lends an appearance of exactness, which does not exist, in that the allowance is utilized as a single amount available for all loans. The allocation below should not be interpreted as an indication of the specific amounts or loan categories in which future charge-offs will occur.

                                                                  December 31,
                     -------------------------------------------------------------------------------------------------------
                             2001                 2000                1999                1998                 1997
                     -------------------------------------------------------------------------------------------------------
                      Allowance     % of   Allowance   % of    Allowance    % of    Allowance   % of    Allowance   % of
                     for Losses     Loans  for Losses  Loans   for Losses   Loans   for Losses  Loans   for Losses  Loans
                     -------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands)


 Residential real
   estate mortgage        $1,283     29%       $1,194    32%       $2,258     42%       $1,725    36%       $2,061    34%
 Commercial real
   estate mortgage         1,839     34         1,549    29           947     25         1,260    22           650    20
 Commercial                2,198     20         2,187    21         2,088     19         2,514    23         1,640    24
 Real estate
   construction            1,433     13         1,416    16         1,064     13         1,691    17         1,821    19
 Installment and
   other                     427      4           257     2           130      1           207     2           194     3

 Unallocated                 400    ---         1,071   ---         1,444    ---           644   ---         1,279   ---
                     -------------------  ------------------  ------------------- -------------------  ------------------
 Total                    $7,580    100%       $7,674   100%       $7,931    100%       $8,041   100%       $7,645   100%
                     ===================  ==================  =================== ===================  ==================


         From time to time the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral, which had secured a mortgage loan sold by the Company. Such representations and warranties include the existence of a valid appraisal, status of borrower or fraud. The Company expects that it may be required to repurchase loans in the future. During 2001, the Company was not required to repurchase any mortgage loans. In 2000 and 1999, the Company was required by various mortgage loan investors to repurchase 2 and 4 nonperforming residential mortgage loans totaling $120,000 and $943,000. The Company maintains a reserve for its estimate of potential losses associated with the potential repurchase of previously sold mortgage loans. Such reserve amounted to $93,000 as of December 31, 2001 and 2000, as compared to $142,000 as of December 31, 1999.

         In 1995, Allied, formally a wholly owned subsidiary of Redwood which was merged into NBR in 1997, sold a COFI ARM mortgage pool whose carrying value was approximately $73.9 million as part of a transaction that resulted in creating a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC issued three classes of mortgage pass-through mortgage certificates, A, B and C. The sale transaction took place as a result of Allied selling 100% interest in the COFI indexed ARM mortgage pool in exchange for cash of $71.5 million and a Class "B" certificate which represented the first loss position with respect to any ultimate losses realized upon the liquidation of defaulted mortgage loans in the pool. As part of the sale transaction, Allied retained the servicing of the pool. The Class "A" and Class "B" certificates have sequential rights to principal payments, such that the Class "B" certificate shall only receive principal payments after all Class "A" certificates are retired.

         The composition of the original certificate balances along with their respective December 31, 2001 balances is as follows:

                                   Original           December 31, 2001
                                   Certificate          Certificate
                                   Face Value            Face Value
                              ---------------------  ---------------------

                  Class A          73,199,448             6,450,006
                  Class B           3,249,067             3,196,477
                  Class C                 100                   100
                              ---------------------  ---------------------
                                   76,448,615             9,646,583
                              =====================  =====================

         Since inception the pool has realized losses of $52,590 which reduced the original face value of the Class "B" certificate. Management believes that the difference between the carrying amount of the Class "B" certificate of $3,038,988 as of December 31, 2001 and its face value of $3,196,477 is sufficient to absorb any future realized losses in the pool.


Contractual Obligations and Commitments

         The following table presents our longer term, non-deposit related, contractual obligations and our commitments to extend credit to our borrowers, in aggregate and by payment due dates:


                                                               December 31, 2001
                                       ------------------------------------------------------------------
                                         Less Than    One Through     Four To     After Five
                                          One Year    Three Years    Five Years     Years       Total
                                       ------------------------------------------------------------------
                                                            (dollars in thousands)

        Trust preferred securities             $ ---          $ ---        $ ---      $10,000    $10,000
        Operating leases (premises)            1,544          1,926          461          371      4,302
                                       ------------------------------------------------------------------
            Total long-term debt
                and operating leases          $1,544         $1,926         $461      $10,371    $14,302
                                       =======================================================


        Commitments to extend credit                                                              67,486
        Standby letters of credit                                                                    233
                                                                                             ------------
              Total contractual obligations
                and commitments                                                                  $82,021
                                                                                             ============

Liquidity


         Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity are associated with common stock repurchases, dividend payments made to the stockholders, interest payments relating to Redwood's trust preferred debt and operating expenses. It is the Company's policy to maintain liquidity levels at the parent company which management believes to be consistent with the safety and soundness of the Company as a whole. As of December 31, 2001, Redwood held $202,000 in deposits at NBR. In addition, Redwood has a $3,500,000 unsecured line of credit with a major financial institution, which bears an interest rate equal to the federal funds rate plus 1.50%. As of December 31, 2001 there was no outstanding balance under this line of credit.

         Payment of dividends by Redwood is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would be undercapitalized as a result. If NBR is restricted from paying dividends, Redwood might be unable to pay the above obligations. No assurance can be given as to the ability of NBR to pay dividends to Redwood. At December 31, 2001, NBR could not pay additional dividends to Redwood without prior regulatory approval. The approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In 2001, 2000 and 1999 NBR declared dividends payable to Redwood of $5,900,000, $12,129,000 and $10,900,000.

         Although each entity within the consolidated group manages its own liquidity, the Company's consolidated cash flows can be divided into three distinct areas; operating, investing and financing. For the year ended December 31, 2001 the Company received $9,947,000 in cash flows from operations while using $14,676,000 in investing activities and $14,949,000 in financing activities.

         The principal source of asset liquidity is federal funds sold. Secondary sources of liquidity are loan repayments, investment securities available for sale, maturing investment securities held to maturity, and loans and investments that can be used as collateral for other borrowings. At December 31, 2001, the Company had $4,653,000 in federal funds sold. Total investment securities were $64,975,000, of which $34,910,000 were pledged.

         Liability-based liquidity includes interest-bearing and noninterest bearing retail deposits, which are a relatively stable source of funds, time deposits from financial institutions throughout the United States, federal funds purchased, and other short-term and long-term borrowings, some of which are collateralized. The Company collateralizes FHLB advances as NBR is a member of the FHLB. Management uses FHLB advances as part of its funding strategy because the rates paid for those advances are generally in line with the rates paid on time deposits. FHLB advances must be collateralized by the pledging of qualified mortgage loans of NBR. At December 31, 2001, approximately $89,500,000 of residential mortgage loans were pledged to secure any funds the Company may borrow in the future. NBR's FHLB borrowing limitation at December 31, 2001 was $63,000,000. At December 31, 2001, 2000 and 1999 NBR had paid off all FHLB advances. Management believes that at December 31, 2001 the Company's liquidity position was adequate for the operations of Redwood and its subsidiaries for the foreseeable future.


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

         Under the risk-based capital standard, assets reported on an institution's balance sheet and certain off-balance-sheet items are assigned to risk categories, each of which is assigned a risk weight. This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity, trust preferred securities, for up to 25% of total tier 1 capital, and noncumulative preferred stock) and "Tier 2" capital (defined as principally comprising the allowance for loan losses and subordinated debt). At December 31, 2001, 2000 and 1999, the Company and its subsidiaries were required to maintain a total risk-based capital ratio of 8% and a Tier 1 capital ratio of at least 4%.

         Under the leverage capital standard, an institution must maintain a specified minimum ratio of Tier 1 capital to total assets, with the minimum ratio ranging from 4% to 6% for other than the highest rated institutions. The minimum leverage ratio for the Company and NBR is based on average assets for the quarter.

         NBR maintains insurance on its customer deposits with the Federal Deposit Insurance Corporation ("FDIC"). The FDIC manages the Bank Insurance Fund ("BIF"), which insures deposits of commercial banks such as NBR, and the Savings Association Insurance Fund ("SAIF"), which insures deposits of savings associations. FDICIA mandated that the two funds maintain reserves at 1.25% of their respective federally insured deposits.

         The table below shows the capital ratios for the Company and NBR at December 31, 2001.

                                                     Company         NBR
                                                  ----------------------------

 Total capital to risk weighted assets                 11.16%        11.08%
 Tier 1 capital to risk weighted assets                 9.52          9.82
 Leverage ratio                                         7.46          7.69



         Under the most stringent capital requirement, the Company has approximately $11,216,000 in excess capital before it becomes under-capitalized. Similarly, NBR has $10,930,000 in excess capital.



Common Stock Repurchase

         During the years ended December 31, 2001, 2000 and 1999, the Company repurchased common stock of the Company in an effort to appropriately manage the Company's capital position. The number of shares and the average cost per share of such repurchases is as follows:



                                                      2001       2000        1999
                                                ------------------------------------

                Common shares repurchased            866,308    643,313     287,250

                Average price paid                    $18.92     $12.88      $14.56


         The above table reflects the three-for-two common stock split, which was effective on October 19, 2001.

         As of the date of this filing, the Company has a current common stock repurchase authorization outstanding of 355,500 shares, of which 97,686 have been purchased at an average cost of $23.44.



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

         The following table sets forth, as of December 31, 2001, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

                                                               After Three   After Six   After One
                                                    Within     Months But   Months But    Year But
                                                     Three     Within Six     Within       Within     After Five
                                                    Months       Months      One year    Five Years      Years      Total
                                                 ---------------------------------------------------------------------------
                                                                           (dollars in thousands)
Earning assets:
Federal funds sold                                   $4,653     $    ---     $    ---    $    ---       $   ---     $4,653
Investment securities                                 3,634        2,301       13,793      30,353        14,894     64,975
Loans                                               139,066       33,221       20,188      79,765        79,409    351,649
                                                 ---------------------------------------------------------------------------
Total earning assets                                147,353       35,522       33,981     110,118        94,303    421,277
                                                 ---------------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts               121,457          ---          ---         ---           ---    121,457
Time deposits                                        73,416       63,526       45,083       6,961           ---    188,986
Other borrowings                                      3,870          ---          ---         ---           ---      3,870
Trust preferred securities                              ---          ---          ---         ---        10,000     10,000
                                                 ---------------------------------------------------------------------------
Total interest-bearing liabilities                  198,743       63,526       45,083       6,961        10,000    324,313
                                                 ---------------------------------------------------------------------------

Interest rate sensitivity gap                      ($51,390)    ($28,004)    ($11,102)   $103,157       $84,303    $96,964
                                                 ===========================================================================

Cumulative interest rate sensitivity gap           ($51,390)    ($79,394)    ($90,496)    $12,661       $96,964
                                                 ===============================================================

Interest rate sensitivity gap ratio                     .74          .56          .75       15.82         9.43

Cumulative interest rate sensitivity gap ratio          .74          .70          .71        1.04         1.30


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

         Even though the Company's gap position is liability sensitive within the one year time horizon, management expects that, in a declining rate environment, the Company's net interest margin would be expected to decline, and, in an increasing rate environment, the Company's net interest margin would tend to increase. The Company has experienced greater mortgage lending activity through mortgage refinancing as rates declined, and may increase its net interest margins in an increasing rate environment if more traditional commercial bank lending becomes a higher percentage of the overall earning assets mix. There can be no assurance, however, that under such circumstances the Company will experience the described relationships to declining or increasing interest rates.

         On a quarterly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a December 31, 2001 and 2000 summary of interest rate risk exposure as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of 200 basis points up and 200 basis points down.



    2001
    ----
                                   Change in Annual             Change in
    Change in Interest Rate       Net Interest Income     Market Value of Equity

           +200                          $307,000              ($8,154,000)
           +100                           173,000               (4,180,000)
           -100                          (328,000)               1,690,000
           -200                        (2,240,000)               2,289,000

    2000
    ----

           +200                          $274,000              ($8,381,000)
           +100                           185,000               (4,116,000)
           -100                          (438,000)               1,962,000
           -200                          (967,000)               2,886,000


         The Company's interest rate risk exposure to a rising rate environment remained relatively stable in 2001 compared to 2000, while exposure to a falling interest rate environment increased in 2001 compared to 2000. This increase was principally due to the current low rate environment which limits the Company from lowering its funding costs at a rate consistent with potential 100 or 200 basis point declines in yields on earning assets.

         The model utilized by management to create the report presented above makes various estimates at each level of interest rate change regarding cash flows from principal repayments on loans and mortgage-backed securities and/or call activity on investment securities. In addition, repricing of these earning assets and matured liabilities can occur in one of three ways: (1) the rate of interest to be paid on an asset or liability may adjust periodically based on an index; (2) an asset, such as a mortgage loan, may amortize, permitting reinvestment of cash flows at the then-prevailing interest rates; or (3) an asset or liability may mature, at which time the proceeds can be reinvested at the current market rate. Actual results could differ significantly from those estimates which would result in significant differences in the calculated projected change.

Item 8.  Financial Statements and Supplementary Data

Financial Statements

         The following consolidated financial statements of Redwood and its subsidiaries and the report of independent auditors are included in this section:

                                                                                                             Page

         Reports of Independent Auditors......................................................................55
         Consolidated Financial Statements of Redwood Empire Bancorp and Subsidiaries
           Consolidated Statements of Operations for the years ended
                December 31, 2001, 2000 and 1999..............................................................57
           Consolidated Balance Sheets as of December 31, 2001 and 2000.......................................59
           Consolidated Statements of Shareholders' Equity for the years ended
                December 31, 2001, 2000 and 1999..............................................................60
           Consolidated Statements of Cash Flows for the years ended
                December 31, 2001, 2000 and 1999..............................................................61
           Notes to Consolidated Financial Statements.........................................................63

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Redwood Empire Bancorp
Santa Rosa, California


         We have audited the accompanying consolidated balance sheets of Redwood Empire Bancorp and subsidiaries (Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Empire Bancorp and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                            Crowe, Chizek and Company LLP
South Bend, Indiana
January 11, 2002, except for Note U
as to which the date is January 15, 2002

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Redwood Empire Bancorp
Santa Rosa, California


         We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Redwood Empire Bancorp and subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Redwood Empire Bancorp and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




Deloitte & Touche  LLP
San Francisco, California
January 26, 2000

                                   REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                    Consolidated Statements of Operations
                               (in thousands, except share and per share data)

                                                                                                      Year Ended December 31,
                                                                                                ----------------------------------
                                                                                                   2001        2000        1999
                                                                                                ----------  ----------  ----------
Interest income:
  Interest and fees on loans                                                                      $27,904     $29,769     $25,924
  Interest on investment securities                                                                 4,879       5,035       4,239
  Interest on federal funds sold                                                                      772         359         470
                                                                                                ----------  ----------  ----------
Total interest income                                                                              33,555      35,163      30,633

Interest expense:
  Interest on deposits                                                                             12,430      13,969      10,736
  Interest on other borrowings                                                                        139         350          68
  Interest on trust preferred securities                                                              882         ---         ---
  Interest on subordinated notes                                                                      ---         ---         142
                                                                                                ----------  ----------  ----------
Total interest expense                                                                             13,451      14,319      10,946
                                                                                                ----------  ----------  ----------

Net interest income                                                                                20,104      20,844      19,687
Provision for loan losses                                                                             ---         150         750
                                                                                                ----------  ----------  ----------

Net interest income after provision for loan losses                                                20,104      20,694      18,937
                                                                                                ----------  ----------  ----------

Noninterest income:
  Service charges on deposit accounts                                                               1,116       1,077       1,041
  Merchant draft processing, net                                                                    4,240       4,856       3,154
  Loan servicing income                                                                               295         272         129
  Net realized gains (losses) on securities
    available for sale                                                                                112        (171)         19
  Loss on sale of loans                                                                               ---        (584)        ---
  Other income                                                                                        836         656         854
                                                                                                ----------  ----------  ----------
Total noninterest income                                                                            6,599       6,106       5,197
                                                                                                ----------  ----------  ----------

Noninterest expense:
  Salaries and employee benefits                                                                    8,336       8,640       8,802
  Occupancy and equipment expense                                                                   2,026       2,040       2,242
  Other                                                                                             4,089       5,268       5,122
                                                                                                ----------  ----------  ----------
 otal noninterest expense                                                                          14,451      15,948      16,166
                                                                                                ----------  ----------  ----------

Income from continuing operations before income taxes and extraordinary item                       12,252      10,852       7,968
Provision for income taxes                                                                          4,945       4,386       3,093
                                                                                                ----------  ----------  ----------
Income from continuing operations before extraordinary item                                         7,307       6,466       4,875

Discontinued operations:
  Loss from discontinued operations
   (less applicable income tax benefit of $0, $0 and ($435))                                          ---         ---        (270)
  Loss on disposal of discontinued operations, net of income tax benefit of $0, $0 and ($113)         ---         ---        (167)
                                                                                                ----------  ----------  ----------
  Loss from discontinued operations                                                                   ---         ---        (437)
                                                                                                ----------  ----------  ----------

Income before extraordinary item                                                                    7,307       6,466       4,438

Extraordinary loss, net of income tax benefit of $0, $0 and ($183)                                    ---         ---        (276)
                                                                                                ----------  ----------  ----------
Net income                                                                                         $7,307       $6,466     $4,162
                                                                                                ==========  ==========  ==========
                                 (Continued)

                                         REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                          Consolidated Statements of Operations
                                     (in thousands, except share and per share data)
                                                       (Continued)

                                                                                        Year Ended December 31,
                                                                                 2001            2000             1999
                                                                             --------------  --------------   -------------


Basic earnings per common share:
   Income from continuing operations before extraordinary item                       $1.97          $1.41             $.97
   Loss from discontinued operations                                                   ---            ---             (.09)
   Income before extraordinary item                                                   1.97           1.41              .88
   Net income                                                                         1.97           1.41              .82
   Weighted average shares                                                       3,703,000      4,577,000        5,046,000

Diluted earnings per common share:
   Income from continuing operations before extraordinary item                       $1.91          $1.39             $.94
   Loss from discontinued operations                                                   ---            ---             (.08)
   Income before extraordinary item                                                   1.91           1.39              .86
   Net income                                                                         1.91           1.39              .80
   Weighted average shares                                                       3,825,000      4,664,000        5,184,000


                                 (Concluded)



 See Notes to Consolidated Financial Statements.

                                   REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                         Consolidated Balance Sheets
                                      (in thousands, except share data)


                                                                                          December 31,    December 31,
                                                                                              2001            2000
                                                                                        -------------------------------
Assets:
Cash and due from banks                                                                        $19,596      $21,599
Federal funds sold                                                                               4,653       22,328
                                                                                        -------------------------------
  Cash and cash equivalents                                                                     24,249       43,927

Investment securities:
  Held to maturity, at cost (fair value: 2001 - $17,635; 2000 - $29,657)                        17,402       29,801
  Available for sale, at fair value (amortized cost: 2001 - $46,433; 2000 - $55,276)            47,573       55,409
                                                                                        -------------------------------
    Total investment securities                                                                 64,975       85,210
Loans:
    Portfolio loans                                                                            351,649      315,101
    Allowance for loan losses                                                                   (7,580)      (7,674)
                                                                                        -------------------------------
        Net loans                                                                              344,069      307,427

Premises and equipment, net                                                                      2,636        2,489
Mortgage servicing rights, net                                                                       4           25
Other real estate owned                                                                            ---          757
Cash surrender value of life insurance                                                           3,443        3,275
Other assets and interest receivable                                                             9,366       10,329
                                                                                        -------------------------------
          Total Assets                                                                        $448,742     $453,439
                                                                                        ===============================

Liabilities and Shareholders' Equity:
Deposits:
  Noninterest bearing demand deposits                                                          $86,969      $91,727
  Interest bearing transaction accounts                                                        121,457      127,341
  Time deposits one hundred thousand and over                                                  112,638       93,040
  Other time deposits                                                                           76,348       93,225
                                                                                        -------------------------------
    Total deposits                                                                             397,412      405,333

Other borrowings                                                                                 3,870        3,528
Trust preferred securities                                                                      10,000          ---
Other liabilities and interest payable                                                          10,773        9,119
                                                                                        -------------------------------
          Total Liabilities                                                                    422,055      417,980
                                                                                        -------------------------------

Shareholders' Equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding:  no shares                                                            ---          ---
  Common stock, no par value; authorized 10,000,000 shares; issued
      and outstanding: 2001 - 3,530,135 shares, 2000 - 2,858,154 shares                         12,373       14,601
  Retained earnings                                                                             13,653       20,781
  Accumulated other comprehensive income, net of tax                                               661           77
                                                                                        -------------------------------
          Total Shareholders' Equity                                                            26,687       35,459
                                                                                        -------------------------------

      Total Liabilities and Shareholders' Equity                                              $448,742     $453,439
                                                                                        ===============================

See Notes to Consolidated Financial Statements.

                                            REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         For the Years ended December 31, 2001, 2000 and 1999
                                              (in thousands, except per share data)

                                                                                                Accumulated
                                                                                                   Other
                                                  Comprehensive        Common      Retained    Comprehensive
                                                      Income      Shares    Stock  Earnings  Income (Loss), Net  Total
-----------------------------------------------------------------------------------------------------------------------

Balances, January 1, 1999                                         3,364   $25,801  $12,600          $239     $38,640
Comprehensive income:
  Net income                                             $4,162                      4,162                     4,162
Other comprehensive loss:
  Unrealized holding losses arising
    during period, net of tax of ($571)                    (767)
  Less:  reclassification adjustment
    net of tax of ($8)                                      (11)
                                                  ---------------
     Other comprehensive loss                              (778)                                    (778)       (778)
                                                  ---------------
     Comprehensive income                                $3,384
                                                  ===============
Common stock repurchased                                           (191)   (4,182)                            (4,182)
Stock options exercised, net of shares redeemed                      56       414                                414
Cash dividends declared - common ($0.16 per share)                                    (812)                     (812)
                                                                -------------------------------------------------------
Balances, December 31, 1999                                       3,229    22,033   15,950          (539)     37,444
Comprehensive income:
  Net income                                             $6,466                      6,466                     6,466
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of $377                       514
  Add:  reclassification adjustment
    net of tax of $69                                       102
                                                  ---------------
     Other comprehensive income                             616                                      616         616
                                                  ---------------
     Comprehensive income                                $7,082
                                                  ===============
Common stock repurchased                                           (430)   (8,283)                            (8,283)
Stock options exercised, net of tax effect                           59       851                                851
Cash dividends declared - common ($0.37 per share)                                  (1,635)                   (1,635)
                                                                -------------------------------------------------------
Balances, December 31, 2000                                       2,858    14,601   20,781            77      35,459
Comprehensive income:
  Net income                                             $7,307                      7,307                     7,307
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of $468                       651
  Less:  reclassification adjustment
    net of tax of ($45)                                     (67)
                                                  ---------------
     Other comprehensive income                             584                                      584         584
                                                  ---------------
     Comprehensive income                                $7,891
                                                  ===============
Common stock repurchased                                           (595)   (3,278) (13,113)                  (16,391)
Stock split - 3 for 2                                             1,193
Stock options exercised, net of tax effect and
shares redeemed                                                      74     1,050                              1,050
Cash dividends declared - common ($0.37 per share)                                  (1,322)                   (1,322)

                                                                -------------------------------------------------------
Balances, December 31, 2001                                       3,530   $12,373  $13,653          $661     $26,687
                                                                =======================================================



See Notes to Consolidated Financial Statements.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                (in thousands)


                                                                              Year ended December 31,
                                                                      2001              2000               1999
                                                                -----------------  ---------------    ---------------
Cash flows from operating activities:
Net income                                                             $7,307            $6,466             $4,162
                                                                -----------------  ---------------    ---------------
Adjustments to reconcile net income to net cash
   from operating activities:
   Depreciation and amortization, net                                     130               (72)             1,347
   Net realized (gains) losses on securities available for sale          (112)              171                (19)
   Loans originated for sale                                              ---               ---           (251,468)
   Proceeds from sale of loans held for sale                              ---               ---            269,818
   Gain on sale of loans and loan servicing                               ---               ---             (1,293)
   Loss on sale of portfolio loans                                        ---               584                ---
   Provision for loan losses                                              ---               150                750
   Change in cash surrender value of life insurance                      (168)              (88)              (154)
   Change in other assets and interest receivable                         706                26              2,747
   Change in other liabilities and interest payable                     2,084            (2,279)             8,358
   Other, net                                                             ---               ---                202
                                                                -----------------  ---------------    ---------------
    Total adjustments                                                   2,640            (1,508)            30,288
                                                                -----------------  ---------------    ---------------
  Net cash from operating activities                                    9,947             4,958             34,450
                                                                -----------------  ---------------    ---------------

Cash flows from investing activities:
  Net change in loans                                                 (36,058)          (40,072)           (31,720)
  Proceeds from sale of loans in portfolio                                ---            20,621                ---
  Purchases of investment securities available for sale               (24,832)           (3,941)           (20,625)
  Purchases of investment securities held to maturity                  (1,326)             (906)            (6,938)
  Sales of investment securities available for sale                     5,918            10,890              1,987
  Maturities of investment securities available for sale               27,883             3,011              4,013
  Maturities of investment securities held to maturity                 13,866             1,430              3,933
  Purchase of premises and equipment, net of retirements                 (884)             (351)              (704)
  Divestiture of mortgage banking operations                              ---               ---                520
  Proceeds from sale of other real estate owned                           757             2,427              1,919
                                                                -----------------  ---------------    ---------------
    Net cash from investing activities                                (14,676)           (6,891)           (47,615)
                                                                -----------------  ---------------    ---------------

Cash flows from financing activities:
  Net change in noninterest bearing transaction accounts               (4,758)           13,974             (4,695)
  Net change in interest bearing transaction accounts                  (5,884)            2,984            (16,959)
  Net change in time deposits                                           2,721            18,866             26,443
  Net change in other borrowings                                          342            (1,167)             3,324
  Redemption of subordinated debt                                         ---               ---            (12,000)
  Issuance of trust preferred securities                               10,000               ---                ---
  Issuance of common stock                                                773               566                414
  Repurchases of common stock                                         (16,391)           (8,283)            (4,182)
  Cash dividends paid                                                  (1,752)           (1,635)              (812)
                                                                -----------------  ---------------    ---------------
    Net cash from financing activities                                (14,949)           25,305             (8,467)
                                                                -----------------  ---------------    ---------------
Net change in cash and cash equivalents                               (19,678)           23,372            (21,632)
Cash and cash equivalents at beginning of year                         43,927            20,555             42,187
                                                                -----------------  ---------------    ---------------

Cash and cash equivalents at end of year                              $24,249           $43,927            $20,555
                                                                =================  ===============    ===============


                                   (Continued)

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Continued)



                                                                               Year ended December 31,
                                                                       2001              2000              1999
                                                                  ---------------   ---------------   ---------------
Supplemental Disclosures:

Cash paid during the year for:
  Income taxes                                                            $5,155            $4,354            $1,811
  Interest                                                                13,618            13,989            10,539

Noncash investing and financing activities:
  Transfer from loans to other real estate owned                             ---              $821               ---
  Securitization of residential real estate loans, net                       ---            17,949               ---

                                   (Concluded)



See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF BUSINESS

         Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California, and operating in Northern California with two wholly-owned subsidiaries, National Bank of the Redwoods ("NBR"), a national bank chartered in 1985 and Redwood Statutory Trust I, a Connecticut statutory Trust. The Company's business strategy involves two principal business activities, core community banking services and merchant card services, which are conducted through NBR.

         NBR provides its core community banking services through five retail branches located in Sonoma County, California, one retail branch located in Mendocino County, California, and one retail branch located in Lake County, California. Loan services at NBR are generally extended to professionals and to businesses with annual revenues of less than $20 million. Commercial loans are primarily for working capital, asset acquisition and commercial real estate. NBR's targeted commercial banking market area includes the California counties north of San Francisco. NBR generates noninterest income through merchant draft processing by virtue of its status as a Principal Member of Visa/MasterCard. In addition, NBR originates both commercial and residential construction loans for its portfolio.

         In September 1999, the Company divested itself of its sub-prime mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders include senior management of Valley Financial and Allied Diversified Credit. As of December 31, 2001 and 2000, there are no assets and $93,000 in liabilities on the Company's consolidated balance sheet related to the divested operations. The liability balance is related to potential repurchases of previously sold mortgage loans. During the period from October 1999 to December 1999, the Company recorded $128,000 of income related to the divested operations and received proceeds of $13,324,000 during such period from the sale of mortgage loans held for sale. During 2001 and 2000 there has been no income or loss recorded from discontinued operations. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations. Revenue from discontinued operations was $4,369,000 for the year ended December 31, 1999. There was no revenue from discontinued operations in 2001 and 2000.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practice within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates of allowance for loan losses, allowance for merchant card charge-back losses and fair values of securities and other financial instruments are particularly subject to change. A summary of the more significant policies follows:

Basis of Presentation

         The consolidated financial statements include the accounts of Redwood Empire Bancorp and its wholly-owned subsidiaries, National Bank of the Redwoods
(NBR) and Redwood Statutory Trust I (RST1). All material intercompany transactions and accounts have been eliminated.

         Certain reclassifications to the 2000 and 1999 financial statements were made to conform to the 2001 presentation.

         For the purpose of the statements of cash flows, cash and cash equivalents have been defined as cash on hand, demand deposits with correspondent banks, cash items in transit and federal funds sold.

Investment Securities

         Securities held to maturity are carried at cost adjusted by the accretion of discounts and amortization of premiums. The Company has the ability and intent to hold these investment securities to maturity. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. Available for sale securities are recorded at market value and unrealized gains or losses, net of income taxes, are included in accumulated other comprehensive income or loss, as a separate component of shareholders' equity. Federal Reserve Bank (FRB) stock and Federal Home Loan Bank (FHLB) stock are restricted equity securities and are carried at cost. Gain or loss on sale of investment securities is based on the specific identification method. Interest income includes amortization of purchased premium or discount. Securities are written down to fair value when a decline in fair value is not temporary.

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

         Interest income is recognized on impaired loans in a manner similar to that of all loans. It is the Company's policy to place loans that are delinquent 90 days or more as to principal or interest on nonaccrual status unless well secured and in the process of collection, and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of all principal is considered by management to be probable.

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

         The following table reconciles the numerator and denominator used in computing both basic earnings per common share and diluted earnings per common share for the periods indicated. The weighted average shares outstanding have been restated to give effect for the 2001 3 for 2 stock split.



                                                                                   December 31,
                                                        ----------------------------------------------------------------------
                                                                2001                   2000                     1999
                                                        --------------------   --------------------   ------------------------
                                                         Basic   Diluted (2)    Basic   Diluted (2)    Basic       Diluted (2)
                                                        --------------------   --------------------   ----------   -----------
                                                                           (in thousands except per share data)
 Earnings per common share:
 Income from continuing operations available
    to common shareholders before
    extraordinary item                                    $7,307     $7,307      $6,466     $6,466       $4,875        $4,875
 Earnings per share from continuing
   operations before extraordinary item                    $1.97      $1.91       $1.41      $1.39        $0.97         $0.94


 Loss from discontinued operations                           ---        ---         ---        ---       ($437)        ($437)
 Loss per share from loss of discontinued operations         ---        ---         ---        ---      ($0.09)       ($0.08)

 Income before extraordinary item                         $7,307     $7,307      $6,466     $6,466       $4,438        $4,438
 Earnings per share before extraordinary item              $1.97      $1.91       $1.41      $1.39        $0.88         $0.86

 Net income                                               $7,307     $7,307      $6,466     $6,466       $4,162        $4,162
 Net income per share                                      $1.97      $1.91       $1.41      $1.39        $0.82         $0.80

 Weighted average common shares
    outstanding                                            3,703      3,825(1)    4,577      4,664(1)     5,046         5,184(1)
                                                        ==========  ==========  ========== ==========   ==========   ===========

Notes to Earnings per Common Share table:

1) The weighted average common shares outstanding include the dilutive effects of common stock options of 122, 87 and 138 for 2001, 2000 and 1999.

2) Stock options for 0, 90 and 92 shares of common stock were not considered in computing earnings per common share for 2001, 2000 and 1999 because they were not dilutive.

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

Recently Issued Accounting Pronouncements

         A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be amortized under another new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of these standards on January 1, 2002 will not have a material effect on the Company's consolidated financial statements.

NOTE C - CASH AND DUE FROM BANKS

         NBR is required to maintain average reserve and clearing balances including cash on hand or on deposit with the Federal Reserve Bank. The required reserve balance included in cash and due from banks was approximately $3,247,000 and $2,800,000 at December 31, 2001 and 2000. These balances do not earn interest.

NOTE D - INVESTMENT SECURITIES

An analysis of the investment securities portfolio follows:


                                                                  Gross          Gross
                                                 Amortized      Unrealized    Unrealized       Fair
                                                    Cost          Gains         Losses         Value
                                              -----------------------------------------------------------
                                                                    (in thousands)
 December 31, 2001:
 Available for sale:
   U.S. Government obligations                     $10,021           $339          $ ---       $10,360
   Mortgage-backed                                  24,878            528            (16)       25,390
   Other securities                                  9,019            312            (23)        9,308
                                              -----------------------------------------------------------
      Total debt securities                         43,918          1,179            (39)       45,058
   FRB and FHLB stock                                2,515            ---            ---         2,515
                                              -----------------------------------------------------------
     Total available for sale                      $46,433         $1,179           ($39)      $47,573
                                              ===========================================================

 Held to maturity:
   U.S. Government obligations                      $2,000            $72          $ ---        $2,072
   Mortgage-backed                                   9,066            118            ---         9,184
    Other securities                                 6,336             66            (23)        6,379
                                              -----------------------------------------------------------
     Total held to maturity                        $17,402           $256           ($23)      $17,635
                                              ===========================================================


 December 31, 2000:
 Available for sale:
   U.S. Government obligations                     $27,949           $130           ($78)      $28,001
   Mortgage-backed                                  18,593            163            (92)       18,664
   Other securities                                  5,957             33            (23)        5,967
                                              -----------------------------------------------------------
      Total debt securities                         52,499            326           (193)       52,632
    FRB and FHLB stock                               2,777            ---            ---         2,777
                                              -----------------------------------------------------------
     Total available for sale                      $55,276           $326          ($193)      $55,409
                                              ===========================================================

 Held to maturity:
   U.S. Government obligations                     $12,991        $   ---           ($70)      $12,921
   Mortgage-backed                                  11,953              1           (124)       11,830
   Other securities                                  4,857             58             (9)        4,906
                                              -----------------------------------------------------------
     Total held to maturity                        $29,801            $59          ($203)      $29,657
                                              ===========================================================

         Debt securities by contractual maturity at December 31, 2001 were due as follows. Securities not due at single maturity date, primarily mortgage-backed securities are shown separately.


                                                   Amortized                    Fair
                                                      Cost                      Value
                                             ---------------------       -------------------
                                                             (in thousands)
 Available for sale:
   One year or less                                        $4,003                    $4,079
   After one year through five years                       12,037                    12,611
   After five years through ten years                         ---                       ---
   After ten years                                          3,000                     2,978
   Mortgage-backed                                         24,878                    25,390
                                             ---------------------       -------------------
                                                          $43,918                   $45,058
                                             =====================       ===================

 Held to maturity:
   One year or less                                        $2,000                    $2,072
   After one year through five years                          200                       209
   After five years through ten years                       1,085                     1,109
   After ten years                                          5,051                     5,061
   Mortgage-backed                                          9,066                     9,184
                                             ---------------------       -------------------
                                                          $17,402                   $17,635
                                             =====================       ===================

         Proceeds from sales of available for sale investments in debt securities during 2001, 2000 and 1999 were $5,918,000, $10,890,000, and
$1,987,000. These sales resulted in the realization of gross gains of $112,000 for 2001, gross losses of $171,000 for 2000 and gross gains of $14,000 for 1999.

         Securities carried at approximately $34,910,000 and $51,513,000 at December 31, 2001 and 2000 were pledged to secure public deposits, bankruptcy deposits, and treasury tax and loan borrowings.

NOTE E - MORTGAGE LOAN SERVICING

         The Company services mortgage loans and participating interests in mortgage loans owned by investors. The unpaid principal balances of mortgage loans serviced for others are as follows:

                                                                           December 31,
                                                                   2001                     2000
                                                            -------------------      -------------------
                                                                          (in thousands)
        Mortgage loan portfolios serviced for:
          Freddie Mac                                                 $1,005                   $2,427
          Fannie Mae                                                   1,555                    1,693
          Other investors                                             12,481                   22,318
                                                            -------------------      -------------------
                                                                     $15,041                  $26,438
                                                            ===================      ===================



NOTE F - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

         The Company primarily makes permanent and construction residential real estate loans in California, and loans to individuals and small businesses primarily in Sonoma and Mendocino Counties, California. There are no major industry segments in the loan portfolio. Outstanding loans by type were:


                                                           December 31,
                                                      2001              2000
                                                -----------------------------------
                                                          (in thousands)

          Residential real estate mortgage            $101,175           $98,914
          Commercial real estate mortgage              121,456            93,091
          Commercial                                    70,438            66,645
          Real estate construction                      46,501            49,460
          Installment and other                         12,567             7,900
          Less net deferred fees                          (488)             (909)
                                                ----------------- -----------------
            Total loans                                351,649           315,101
          Less allowance for loan losses                (7,580)           (7,674)
                                                ----------------- -----------------
            Net loans                                 $344,069          $307,427
                                                ================= =================

         Activity in the allowance for loan losses is summarized as follows:


                                                         2001           2000          1999
                                                      ----------------------------------------
                                                                  (in thousands)
            Balance, beginning of year                   $7,674         $7,931        $8,041
            Provision for loan losses                       ---            150           750
            Loans charged off                              (185)          (701)       (1,515)
            Recoveries                                       91            294           655
                                                      ------------   -----------   -----------
            Balance, end of year                         $7,580         $7,674        $7,931
                                                      ============   ===========   ===========


         At December 31, 2001 and 2000 the Company's total recorded investment in impaired loans was $3,176,000 and $1,380,000 of which $2,892,000 and $1,085,000 relates to the recorded investment for which there is a related allowance for loan losses of $318,000 and $299,000, and $284,000 and $295,000 relates to the amount of that recorded investment for which there is no related allowance for loan losses. At December 31, 2001 and 2000, substantially all of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated cash flow.

         The average recorded investment in impaired loans during the years ended December 31, 2001, 2000 and 1999 was $2,973,000, $1,424,000 and
$4,420,000. The related amount of interest income recognized on an accrual and cash basis during the periods that such loans were impaired was $49,000, $65,000 and $140,000.

         As of December 31, 2001 and 2000 there were $2,892,000 and $908,000 of loans on nonaccrual. Interest due but excluded from interest income on these nonaccrual loans was $88,000, $72,000, and $96,000 for the years ended December 31, 2001, 2000 and 1999. Interest income recorded on nonaccrual loans was $1,000, $14,000 and $103,000 for the years ended December 31, 2001, 2000 and
1999.

         At December 31, 2001 and 2000, the Company did not have any loans past due 90 days or more as to interest or principal and still accruing interest.

     The Company originates SBA loans for sale to investors. A summary of the activity in SBA loans is as follows:


                                                                     December 31,
                                                           2001         2000           1999
                                                        ----------------------------------------
                                                                     (in thousands)
 SBA guaranteed portion of loans serviced for others        $8,389        $10,926       $14,053
 SBA loans, net of sold portion                              8,163          7,402         6,900

         From time to time the Company may extend credit to executive officers, directors and related parties. There were no such balances outstanding at December 31, 2001 and 2000.


NOTE G - PREMISES, EQUIPMENT AND LEASES

A summary of premises and equipment is as follows:


                                                                     December 31,
                                                                  2001          2000
                                                              ---------------------------
                                                                    (in thousands)
            Land                                                     $187          $187
            Building and leasehold improvements                     3,349         3,228
            Furniture and equipment                                 9,608         9,193
                                                              ------------- -------------
            Total premises and equipment                           13,144        12,608
            Less accumulated depreciation and amortization        (10,508)      (10,119)
                                                              ------------- -------------
            Premises and equipment, net                            $2,636        $2,489
                                                              ============= =============

         Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $736,000, $1,050,000, and $1,347,000.

         The Company leases certain premises and equipment used in the normal course of business. There are no contingent rental payments and the Company has five subleased properties. Total rental expense under all leases, including premises, totaled $1,282,000, $1,202,000, and $1,449,000 in 2001, 2000 and 1999.
Minimum future lease commitments total $4,302,000. Lease commitments are as follows: 2002 - $1,544,000; 2003 - $1,088,000; 2004 - $838,000, 2005 - $244,000,
2006 - $217,000 and thereafter - $371,000. Minimum future sublease receivables are as follows: 2002 - $214,000; 2003 - $110,000; 2004 - $97,000; 2005 -
$21,000; and 2006 - $22,000. All subleases expire by 2007.

NOTE H - DEPOSITS

         Interest expense on time certificates of deposit of $100,000 or more was $5,398,000, $4,756,000, and $2,641,000 during 2001, 2000 and 1999.

         At December 31, 2001 the scheduled maturities for all time deposits are as follows:

                        Year ending
                        December 31,                          (in thousands)
                   -----------------------

                            2002                                   $182,025
                            2003                                      5,194
                            2004                                        123
                            2005                                      1,242
                            2006                                        402
                                                        ---------------------
                                                                   $188,986
                                                        =====================


NOTE I - INCOME TAXES

         The provision (benefit) for income taxes attributable to continuing operations consists of the following:

                                                      Year Ended December 31,
                                               2001            2000            1999
                                            -------------------------------------------
                                                          (in thousands)
 Current:
   Federal                                     $4,268          $3,999          $2,433
   State                                        1,080           1,057             728
                                            -----------     -----------     -----------
                                                5,348           5,056           3,161
                                            -----------     -----------     -----------
 Deferred:
   Federal                                       (300)           (513)             47
   State                                         (103)           (157)           (115)
                                            -----------     -----------     -----------
                                                 (403)           (670)            (68)
                                            -----------     -----------     -----------
                                               $4,945          $4,386          $3,093
                                            ===========     ===========     ===========

         A reconciliation of the statutory income tax rate to the effective income tax rate attributable to continuing operations of the Company is as follows:

                                                       2001             2000             1999
                                                    ----------------------------------------------

 Income tax at federal statutory rate                     35.0  %           35.0 %          35.0  %
 State franchise tax, net of federal benefit               5.2               5.4             7.3
 Other                                                     0.2               ---            (3.5)
                                                    ------------     ------------     ------------
                                                          40.4  %           40.4 %          38.8  %
                                                    ============     ============     ============

         Deferred income taxes, included in other assets and interest receivable, reflect the tax effect of temporary differences existing between the financial statement basis and tax basis of the Company's assets and liabilities. Deferred tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. The Company believes it is more likely than not that the net deferred tax assets at December 31, 2001 and 2000 will be utilized to reduce future taxable income. Accordingly, there was no valuation allowance associated with deferred tax assets at December 31, 2001 and 2000. The tax effect of the principal temporary items creating the Company's net deferred tax asset included in other assets and interest receivable are:

                                                                      December 31,
                                                                2001                 2000
                                                          -----------------     ----------------
                                                                     (in thousands)
        Deferred tax assets:
          Allowance for loan losses                              $3,252                $3,185
          Restructuring costs                                        43                   108
          Accrued expenses not yet deductible                       707                   676
          Other real estate owned                                   ---                    14
          Depreciation                                              507                   509
          Securities marked to
            market for tax purposes                                 479                    56
          State taxes                                               ---                    53
          Other                                                     100                   ---
                                                          -----------------     ----------------
            Total deferred tax assets                             5,088                 4,601
                                                          -----------------     ----------------

        Deferred tax liabilities:
          Unrealized gain on securities
            available for sale                                     (479)                  (56)
          FHLB stock dividends                                     (322)                 (266)
          State taxes                                               (45)                  ---
          Other                                                     ---                   (17)
                                                          -----------------     ----------------
            Total deferred tax liabilities                         (846)                 (339)
                                                          -----------------     ----------------

        Net deferred tax asset                                   $4,242                $4,262
                                                          =================     ================


NOTE J - OTHER BORROWINGS

         Other borrowings consist of the following:

                                                                             December 31,
                                                                      2001            2000
                                                                   ----------------------------
                                                                            (in thousands)
 Treasury, tax and loan note                                           $3,870           $3,378
 Security repurchase agreement                                            ---              150
                                                                   -----------     ------------
                                                                       $3,870           $3,528
                                                                   ===========     ============


Advances from the FHLB

      The Company has a line of credit for short-term purposes with the Federal Home Loan Bank (FHLB). During 2001, the highest month-end balance during the year was $6,000,000. At December 31, 2001 and 2000, the line of credit had been fully paid off. All borrowings from the FHLB must be collateralized, and the Company has pledged approximately $89,500,000 of residential mortgage loans as of December 31, 2001, to the FHLB to secure any funds it may borrow. The available credit under this line at December 31, 2001 was $63,000,000.

Treasury, Tax and Loan Note

      The Company enters into various short-term borrowing agreements, which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans.

Advances from UBOC

      During 1999, Redwood entered into an agreement with Union Bank of California (UBOC) to obtain a $3,000,000 unsecured line of credit for short-term borrowing purposes. At December 31, 2001 and 2000 the line had been paid off. The average balance of UBOC advances was $35,000 and $883,000 for 2001 and 2000 at an average interest rate of 9.02% and 9.14%. The highest month-end balance during 2001 was $1,278,500 as compared to $2,971,000 in 2000.

Advances from Wells Fargo

      During 2001, Redwood entered into an agreement with Wells Fargo Bank to obtain a $3,500,000 unsecured line of credit for short-term borrowing purposes. At December 31, 2001 the line was paid off. The available credit under this line at December 31, 2001 was $3,500,000. The average balance of advances was $523,000 for 2001 at an average interest rate of 5.12%. The highest month-end balance during 2001 was $1,500,000.

NOTE K - NONINTEREST EXPENSE - OTHER

      The major components of noninterest expense - other are as follows:

                                                   Year Ended December 31,
                                               2001         2000          1999
                                           ----------------------------------------
                                                       (in thousands)
 Professional fees                                 $360         $950        $1,231
 Regulatory expense and insurance                   396          453           459
 Postage and office supplies                        529          463           489
 Shareholder expenses and director fees             377          412           320
 Advertising                                        484          420           217
 Telephone                                          389          351           339
 Electronic data processing                         944        1,274         1,234
 Other                                              610          945           833
                                           ------------- ------------ -------------
                                                 $4,089       $5,268        $5,122
                                           ============= ============ =============


NOTE L - STOCK OPTIONS AND BENEFIT PLANS

         The Company's 1991 stock option plan, which was amended in 1992, provides for the granting of both incentive stock options and nonqualified stock options to directors and key employees. Generally, options outstanding under the stock option plan are granted at prices equal to the market value of the stock at the date of grant, vest ratably over a four year service period and expire ten years subsequent to the award. During 2001, all shares remaining in this plan were granted.

         During 2001, the Company's 2001 stock option plan was adopted. Similar to the 1991 stock option plan, incentive stock options and nonqualified stock options may be granted to key employees and directors. Options outstanding under the stock option plan are granted at prices equal to the market value of the stock at the date of grant, vest ratably over a four year service period and expire ten years subsequent to the award.

         Outstanding common stock options at December 31, 2001, are exercisable at various dates through 2011. The following table summarizes option activity. The following information has been restated to give effect of the September 20, 2001 3 for 2 stock split.

                                                                        Weighted Average
                                                       Number             Option Price
                                                      of Shares            per Share
                                                 -------------------------------------------
                                                   (in thousands)

 Balance at January 1, 1999                                531               $8.11
   Options granted                                          12               11.42
   Options exercised, net of shares redeemed              (123)               7.14
   Options cancelled                                       (10)              13.67
                                                 -------------------------------------------
 Balance at December 31, 1999                              410                8.35
   Options exercised                                       (88)               6.49
   Options cancelled                                        (2)              13.67
                                                 -------------------------------------------
 Balance at December 31, 2000                              320                8.81
   Options granted                                          60               18.17
   Options exercised, net of shares redeemed              (119)               7.95
   Options cancelled                                        (3)              13.67
                                                 -------------------------------------------
 Balance at December 31, 2001                              258              $11.34
                                                 ===================

         At December 31, 2001, 202,500 shares were available for future grants under the 2001 plan.

         Additional information regarding options outstanding as of December 31, 2001 is as follows:


                                         Options Outstanding              Options Exercisable
                                  -------------------------------------------------------------------
                                    Weighted Avg.
     Range of                         Remaining
     Exercise          Number        Contractual    Weighted Avg.       Number       Weighted Avg.
      Prices         Outstanding     Life (yrs)     Exercise Price   Exercisable    Exercise Price
-----------------------------------------------------------------------------------------------------
                   (in thousands)                                  (in thousands)

  $4.00 - $5.99              38          2               $5.50              38           $5.50
   6.00 -  7.99              60          4                6.69              60            6.69
   8.00 -  9.99              23          4                8.69              23            8.69
  10.00 - 11.99              12          7               11.42               6           11.42
  12.00 - 13.99              65          6               13.67              49           13.67
  14.00 - 20.99              60          9               18.17              15           18.17
                  -----------------                                ----------------
                            258                          11.34             191            9.53
                  =================                                ================


         Had compensation cost for the grants been determined based upon the fair value method, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below.



                                                                         2001           2000           1999
                                                                    ----------------------------------------------
                                                                               (dollars in thousands)
 Net income as reported:
 Income from continuing operations before extraordinary item              $7,307         $6,466         $4,875
 Loss from discontinued operations                                           ---            ---           (437)
 Income before extraordinary item                                          7,307          6,466          4,438
 Net income                                                                7,307          6,466          4,162

 Net income pro forma:
 Income from continuing operations before extraordinary item              $7,141         $6,272         $4,653
 Loss from discontinued operations                                           ---            ---           (437)
 Income before extraordinary item                                          7,141          6,272          4,216
 Net income                                                                7,141          6,272          3,940

 Basic earnings per common share as reported:
 Income from continuing operations before extraordinary item               $1.97          $1.41           $.97
 Loss from discontinued operations                                           ---            ---           (.09)
 Income before extraordinary item                                           1.97           1.41            .88
 Net income                                                                 1.97           1.41            .82

 Basic earnings per common share pro forma:
 Income from continuing operations before extraordinary item               $1.93          $1.37           $.92
 Loss from discontinued operations                                           ---            ---          (0.08)
 Income before extraordinary item                                           1.93           1.37           0.84
 Net income                                                                 1.93           1.37           0.78

 Diluted earnings per common share as reported:
 Income from continuing operations before extraordinary item               $1.91          $1.39           $.94
 Loss from discontinued operations                                           ---            ---           (.08)
 Income before extraordinary item                                           1.91           1.39            .86
 Net income                                                                 1.91           1.39            .80

 Diluted earnings per common share pro forma:
 Income from continuing operations before extraordinary item               $1.87          $1.34           $.89
 Loss from discontinued operations                                           ---            ---          (0.08)
 Income before extraordinary item                                           1.87           1.34           0.81
 Net income                                                                 1.87           1.34           0.76


         The fair value of the options granted during 2001 and 1999 is estimated as $375,000 and $60,000, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: annual dividend yield of 2.9% and 1.9%, volatility of 33.25% and 32.36%, risk-free interest rate of 4.88% and 6.41%, assumed forfeiture rate of zero, and an expected life of 10 years. The weighted average per share fair value of the 2001 and 1999 awards was $6.25 and $4.97. There were no awards during 2000.

         In 1991 the Company established a 401(K) savings plan for employees over age 21 who have at least 90 days of continuous service. The Company's matching contributions are based on a sliding scale for a maximum contribution per employee of $2,000 for 2000 and 1999. The maximum contribution per employee was increased to $4,000 in 2001. Company contributions totaled $228,000, $146,000, and $138,000 in 2001, 2000 and 1999.

         In December 1993 the Company established a supplemental benefit plan
(Plan) to provide death benefits and supplemental income payments during retirement for selected officers. The Plan is a nonqualified defined benefit plan and is unsecured. Benefits under the Plan are fixed for each participant and are payable over a specific period following the participant's retirement or at such earlier date as termination or death occurs. Participants vest in the plan based on their years of service subsequent to being covered by the Plan. The Company has purchased insurance policies to provide for its obligations under the Plan in the event a participant dies prior to retirement. The cash surrender value of such policies was $3,443,000 at December 31, 2001 and $3,275,000 at December 31, 2000. Under this Plan, the Company recognized expense of $70,000, $64,000, and $54,000 in 2001, 2000 and 1999. The aggregate projected benefit obligation of the Plan was approximately $275,000 and $230,000 at December 31, 2001 and 2000.


NOTE M - SUBORDINATED DEBT

         On February 22, 1999, the Company redeemed the entire $12,000,000 of its 8.5% subordinated notes. As a result of the redemption the Company recorded an extraordinary charge of $276,000 net of tax related to previously deferred debt issuance costs. Such charge was recorded by the Company in the first quarter of 1999.


NOTE N - TRUST PREFERRED SECURITIES

         On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of RSTI under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of

10.2% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2001 the outstanding principal balance of the Capital Securities was $10,000,000. the principal balance of the Capital Securities constitute the trust preferred securities in the financial statements.

         The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of February 22, 2031, at the option of the Company; on or after February 22, 2021 at par; or on or after February 22, 2011 at a premium, or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Capital Securities form time to time for a period not to exceed 10 consecutive semi-annual periods.


NOTE O - REGULATORY MATTERS

         One of the principal sources of cash for Redwood is dividends from NBR. Total dividends which may be declared by subsidiary financial institutions depend on the regulations which govern them. In addition, regulatory agencies can place dividend restrictions on the subsidiaries based on their evaluation of the financial condition of the subsidiaries. No restrictions are currently imposed by regulatory agencies on the subsidiaries other than the limitations found in the regulations which govern the respective subsidiaries. The approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At December 31, 2001, NBR could not pay additional dividends to Redwood without prior regulatory approval.

         NBR is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary's equity. No such loans or advances were outstanding during 2001 or 2000.

         Redwood and NBR are subject to various regulatory capital requirements administered by the federal banking agencies. In addition to these capital guidelines, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required each federal banking agency to implement a regulatory framework for prompt corrective actions for insured depository institutions that are not adequately capitalized. The FRB, FDIC, OCC and OTS have adopted such a system which became effective on December 19, 1992. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. NBR's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum leverage ratio of Tier 1 capital (as defined in the regulations) to adjusted assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of December 31, 2001 and 2000, the most recent notification from the OCC categorized NBR as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NBR must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBR's category. The Company is also considered to be well capitalized as of December 31, 2001.

                                                                                                   To Be Categorized
                                                                                                  as Well Capitalized
                                                                               For Capital           Under Prompt
                                                         Actual             Adequacy Purposes      Corrective Action
                                                -----------------------------------------------------------------------
                                                   Amount       Ratio       Amount      Ratio      Amount      Ratio
                                                -----------------------------------------------------------------------
(dollars in thousands)
 At December 31, 2001:

   Company
     Leverage Capital (to Average Assets)          $33,844       7.46%      $18,156     4.00%      $22,695      5.00%
     Tier 1 Capital (to Risk-weighted Assets)       33,844       9.52        14,217     4.00        21,325      6.00
     Total Capital (to Risk-weighted Assets)        39,650      11.16        28,434     8.00        35,542     10.00

   NBR
     Leverage Capital (to Average Assets)          $34,835       7.69%      $18,113     4.00%      $22,641      5.00%
     Tier 1 Capital (to Risk-weighted Assets)       34,835       9.82        14,189     4.00        21,283      6.00
     Total Capital (to Risk-weighted Assets)        39,308      11.08        28,378     8.00        35,472     10.00


 At December 31, 2000:

   Company
     Leverage Capital (to Average Assets)          $34,414       7.72%      $17,827     4.00%      $22,284      5.00%
     Tier 1 Capital (to Risk-weighted Assets)       34,414       9.99        13,784     4.00        20,677      6.00
     Total Capital (to Risk-weighted Assets)        38,763      11.25        27,569     8.00        34,461     10.00

   NBR
     Leverage Capital (to Average Assets)          $32,425       7.29%      $17,801     4.00%      $22,251      5.00%
     Tier 1 Capital (to Risk-weighted Assets)       32,425       9.44        13,742     4.00        20,612      6.00
     Total Capital (to Risk-weighted Assets)        36,761      10.70        27,483     8.00        34,354     10.00



         Management believes that as of December 31, 2001, the Company and NBR meet all capital requirements to which they are subject. Under the most stringent capital requirement, NBR has approximately $10,930,000 in excess capital before it becomes "undercapitalized" under the regulatory framework for prompt corrective action.

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

NOTE P - BUSINESS SEGMENTS

         From January 1, 1999 to September 10, 1999, the Company operated in four principal industry segments: core community banking, merchant card services, sub prime lending, and residential mortgage banking and brokerage. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 40,000 merchants throughout the United States. The Company's sub prime lending unit, known as Allied Diversified Credit, and the Company's residential mortgage banking and brokerage arm, known as Valley Financial, were divested on September 10, 1999. The divestiture took the form of an asset sale and employee transfer. The Company has disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information regarding changes due to overhead and interest allocation for all segments has been restated.

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

                                                                For the year ended December 31, 2001
                                                                          (in thousands)
                                                             ------------------------------------------
                                                                Community                    Total
                                                                 Banking      Bankcard      Company
                                                             ------------------------------------------


Total interest income                                            $33,555     $   ---       $33,555
Total interest expense                                            13,441          10        13,451
Interest income (expense) allocation                              (1,052)      1,052           ---
                                                             ------------------------------------------
Net interest income                                               19,062       1,042        20,104
Provision for loan losses                                            ---         ---           ---
Total other operating income                                       2,359       4,240         6,599
Total other operating expense                                     12,222       2,229        14,451
                                                             ------------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                           9,199       3,053        12,252
Provision for income taxes                                         3,714       1,231         4,945
                                                             ------------------------------------------
Income from continuing operations before extraordinary item       $5,485      $1,822        $7,307
                                                             ==========================================

Total Average Assets                                            $422,134     $26,374      $448,508
                                                             ==========================================


                                                                For the year ended December 31, 2000
                                                                          (in thousands)
                                                             -----------------------------------------
                                                                Community                    Total
                                                                 Banking      Bankcard      Company
                                                             -----------------------------------------

Total interest income                                            $35,163     $   ---       $35,163
Total interest expense                                            14,298          21        14,319
Interest income (expense) allocation                              (1,155)      1,155           ---
                                                             -----------------------------------------
Net interest income                                               19,710       1,134        20,844
Provision for loan losses                                            150         ---           150
Total other operating income                                       1,250       4,856         6,106
Total other operating expense                                     13,939       2,009        15,948
                                                             -----------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                           6,871       3,981        10,852
Provision for income taxes                                         2,776       1,610         4,386
                                                             -----------------------------------------
Income from continuing operations before extraordinary item       $4,095      $2,371        $6,466
                                                             =========================================

Total Average Assets                                            $414,181     $24,904      $439,085
                                                             =========================================

                                                       For the year ended December 31, 1999
                                                                  (in thousands)
                                                  -----------------------------------------------
                                                      Community                      Total
                                                       Banking       Bankcard       Company
                                                  -----------------------------------------------


Total interest income                                     $30,633       $   ---        $30,633
Total interest expense                                     10,943             3         10,946
Interest income (expense) allocation                         (546)          546            ---
                                                  -----------------------------------------------
Net interest income                                        19,144           543         19,687
Provision for loan losses                                     750           ---            750
Total other operating income                                2,043         3,154          5,197
Total other operating expense                              14,753         1,413         16,166
                                                  -----------------------------------------------
Income from continuing operations before income taxes
  and extraordinary item                                    5,684         2,284          7,968
Provision for income taxes                                  2,216           877          3,093
                                                  -----------------------------------------------
Income from continuing operations before
extraordinary item                                         $3,468        $1,407         $4,875
                                                  ===============================================

Total Average Assets                                     $385,025       $21,940       $406,965
                                                  ===============================================


NOTE Q - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The Company discloses the fair values of financial instruments for which it is practicable to estimate their value. Although management uses its best judgment in assessing fair values, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of financial instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. The fair values have not been adjusted to reflect changes in market conditions for the period subsequent to the valuation dates of December 31, 2001 and 2000, and therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

         The following estimates and assumptions were used on December 31, 2001 and 2000 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

(e)       Deposits

         The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and money market accounts, is equal to the amount payable on demand on December 31, 2001 and 2000. The fair value of time deposits, is based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

(f)  Other Borrowings and Trust Preferred Securities

         The discounted value of contractual cash flows at market interest rates for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

 (g)  Commitments to Fund Other Loans

         The fair value of commitments to fund other loans represents fees currently charged to enter into similar agreements with similar remaining maturities.


         The estimated fair values of the Company's financial instruments are as follows:


                                                              December 31,
                                                     2001                      2000
                                           ----------------------------------------------------
                                             Carrying       Fair       Carrying       Fair
                                              Amount        Value       Amount        Value
                                           ----------------------------------------------------
                                                             (in thousands)
 Assets:
   Cash and cash equivalents                   $24,249     $24,249       $43,927      $43,927
   Investment securities                        64,975      65,208        85,210       85,066
   Loans, net                                  344,069     341,467       307,427      306,401
   Interest receivable                           2,545       2,545         3,198        3,198

 Liabilities:
   Deposits                                   (397,412)   (399,546)     (405,333)    (406,212)
   Other borrowings                             (3,870)     (3,866)       (3,528)      (3,532)
   Trust preferred                             (10,000)    (10,000)          ---          ---

 Unrecognized financial instruments:
   Commitments to fund other loans                             625                        527



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

         A listing of financial instruments whose contract amounts represent credit risk is as follows:


                                                    December 31, 2001              December 31, 2000
                                               Fixed Rate     Variable Rate   Fixed Rate     Variable Rate
                                              --------------------------------------------------------------
                                                                     (in thousands)

          Commitments to extend credit            $8,772        $58,714          $9,307        $41,704
          Standby letters of credit                  233            -               139            -

         Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 5.00% to 19.80% and maturities ranging from one month to 53 months.


NOTE S - CONDENSED FINANCIAL INFORMATION OF
         REDWOOD EMPIRE BANCORP (PARENT ONLY)



                             CONDENSED BALANCE SHEETS


                                                                 December 31,
                                                              2001         2000
                                                           -------------------------
                                                                (in thousands)
 Assets
 Cash and cash equivalents                                        $202       $1,648
 Investment in NBR                                              36,353       33,470
 Investment in RST1                                                310          ---
 Other assets                                                      691        1,056
                                                           ------------ ------------
   Total assets                                                $37,556      $36,174
                                                           ============ ============

 Liabilities and Shareholders' Equity
 Trust preferred securities                                    $10,000        $ ---
 Borrowings from RST1                                              310          ---
 Other liabilities                                                 559          715
 Shareholders' equity                                           26,687       35,459
                                                           ------------ ------------
     Total liabilities and shareholders' equity                $37,556      $36,174
                                                           ============ ============


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                               Year Ended December 31,
                                                                        2001             2000           1999
                                                                     --------------------------------------------
                                                                                    (in thousands)
 Dividends from NBR                                                     $5,900          $12,129        $10,900
 Interest income from subsidiary                                           ---              ---             32
 Interest expense                                                          910               81            151
 Operating expenses                                                        585              828            741
                                                                     ------------     -----------    ------------
 Income before equity in undistributed income of NBR                     4,405           11,220         10,040
 Equity in undistributed (excess distributed) income of NBR              2,299           (5,106)        (5,940)
                                                                     ------------     -----------    ------------
 Income before income taxes and extraordinary item                       6,704            6,114          4,100
 Extraordinary loss, net of tax                                            ---              ---           (276)
 Income tax benefit                                                       (603)            (352)          (338)
                                                                     ------------     -----------    ------------
 Net income                                                             $7,307           $6,466         $4,162
                                                                     ============     ===========    ============


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                                 2001       2000       1999
                                                                              ---------------------------------
                                                                                       (in thousands)
 Cash flows from operating activities:
   Net income                                                                    $7,307     $6,466     $4,162
                                                                              ---------------------------------
   Adjustments:
       Amortization and depreciation                                                ---          1          6
       Equity in (undistributed) excess distributed income of NBR                (2,299)     5,106      5,940
       Change in other assets                                                       642        (64)     2,891
       Change in other liabilities                                                  274        197      1,365
                                                                              ---------------------------------
         Total adjustments                                                       (1,383)     5,240     10,202
                                                                              ---------------------------------
          Net cash from operating activities                                      5,924     11,706     14,364
                                                                              ---------------------------------
 Cash flows from investing activities:
       Capital investment into RST1                                                (310)       ---        ---
                                                                              ---------------------------------
          Net cash from investing activities                                       (310)       ---        ---
                                                                              ---------------------------------
 Cash flows from financing activities:
   Redemption of subordinated note                                                  ---        ---    (12,000)
   Net change in other borrowings                                                   ---       (825)       ---
   Issuance of common stock                                                         773        566        414
   Net proceeds from borrowings from RST1                                           310        ---        ---
   Issuance of trust preferred securities                                        10,000        ---        ---
   Repurchase of common stock                                                   (16,391)    (8,283)    (4,182)
   Cash dividends paid                                                           (1,752)    (1,635)      (812)
                                                                              ---------------------------------
         Net cash from financing activities                                      (7,060)   (10,177)   (16,580)
                                                                              ---------------------------------
 Net change in cash and cash equivalents                                         (1,446)     1,529     (2,216)
 Cash and cash equivalents at beginning of year                                   1,648        119      2,335
                                                                              ---------------------------------
 Cash and cash equivalents at end of year                                          $202     $1,648       $119
                                                                              =================================

NOTE T- QUARTERLY RESULTS (UNAUDITED)

         The following table summarizes the Company's quarterly results. All earnings per share data and common stock prices have been restated to give effect of the Company's September 20, 2001 3 for 2 stock split.


                                                   Q1      Q2       Q3      Q4          Q1      Q2       Q3      Q4
                                                 2000     2000    2000     2000       2001     2001    2001     2001
                                                ----------------------------------   ----------------------------------

 Interest income                                 $8,159   $8,802  $9,027   $9,175     $9,053   $8,442  $8,317   $7,743
 Net interest income                              4,939    5,275   5,277    5,353      5,301    4,826   4,991    4,986
 Provision for loan losses                          100       50     ---      ---        ---      ---     ---      ---
 Other operating income                           1,411    1,526   1,498    1,671      1,365    1,552   1,694    1,988
 Other operating expenses                         3,858    4,005   3,928    4,157      3,650    3,432   3,629    3,740
                                                ----------------------------------   ----------------------------------
 Income before income taxes                       2,392    2,746   2,847    2,867      3,016    2,946   3,056    3,234
 Provision for income taxes                         972    1,117   1,149    1,148      1,229    1,178   1,224    1,314
                                                ----------------------------------   ----------------------------------
 Net income                                      $1,420   $1,629  $1,698   $1,719     $1,787   $1,768  $1,832   $1,920
                                                ==================================   ==================================


 Earnings per common share:
   Basic earnings per common share:                 .29      .34     .39      .40        .44      .49     .51      .54
   Diluted earnings per common share:               .29      .34     .38      .39        .43      .47     .50      .52

 Common Stock Prices:
   High                                          $15.38   $13.34  $15.92   $14.76     $19.00   $21.47  $25.57   $26.01
   Low                                             9.50     9.50   12.00    12.75      13.50    17.07   18.60    22.37
   Close                                           9.54    12.00   14.08    13.58      17.17    19.73   25.50    24.50



NOTE U- SUBSEQUENT EVENT

         On January 15, 2002, NBR formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending.

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

Item 13.     Certain Relationships and Related Transactions

         (a)      Transactions with Management and Others.

         During the year ended December 31, 2001, 2000, and 1999, the Company's operating subsidiary, National Bank of the Redwoods, paid $35,822, $15,091, and $130,354 pursuant to various construction contracts with Colombini Construction in which Colombini Construction acted as a general contractor. Richard Colombini, who is a director of the Company, is also the President and majority owner of Colombini Construction. The amounts paid to Colombini Construction included subcontractor costs. The construction contracts involved leasehold improvements for one of the Bank's branches and two operations centers.

         (b)      Certain Business Relationships.

         Except as disclosed elsewhere in this Item, management is not aware of any business relationships required to be disclosed hereunder.

         (c)      Indebtedness of Management.

         Some of the Company's directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of or have had banking transactions with the Company in the ordinary course of the Company's business, and the Company expects to have banking transactions with such persons in the future. In management's opinion, all such loans and commitments to lend were made in the ordinary course of business, in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit worthiness and, in the opinion of management, did not involve more than a normal risk of collectability or present other unfavorable features. The Company has a strong policy regarding review of the adequacy and fairness to the Company of loans to its directors and officers. At December 31, 2001, there were no outstanding balances under extensions of credit to directors and executive officers of the Company and companies with which directors are associated.

                                                          PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.       Financial Statements.

                  The following consolidated financial statements of Redwood and its subsidiaries and independent auditors' reports are included in Part III (Item 8) of this Form 10-K:

                                                                                                          Page

                  Reports of Independent Auditors.........................................................55
                  Consolidated Financial Statements of Redwood Empire Bancorp
                           and Subsidiaries
                    Consolidated Statements of Operations for the years ended
                           December 31, 2001, 2000 and 1999...............................................57
                    Consolidated Balance Sheets as of December 31, 2001 and 2000..........................59
                    Consolidated Statements of Shareholders' Equity for the years ended
                           December 31, 2001, 2000 and 1999...............................................60
                    Consolidated Statements of Cash Flows for the years ended
                            December 31, 2001, 2000 and 1999..............................................61
                  Notes to Consolidated Financial Statements..............................................63



         2.       Financial Statement Schedules.

                  All financial statement schedules have been omitted, as inapplicable.


         3.       Exhibits.

                  The following documents are included or incorporated by reference in this Annual Report on Form 10-K.

       Exhibit
       Number                     Description


        3.1 Articles of Incorporation of the Registrant, filed as Exhibit 3 to the Registrant's Registration Statement on Form S-4 dated September 14, 1988, and by this reference incorporated herein. Certificate of Amendment of Articles of Incorporation dated May 28, 1992.

        3.2    Amended and Restated By-Laws of the Registrant dated May 18,
               1999.

        4. Indenture, dated February 22, 2001, between Redwood and State Street Bank and Trust Company of Connecticut, National Association, filed as Exhibit 4 to the Registrant's 2000 Annual Report on Form 10K and by this reference incorporated herein.

        4.1 Amended and Restated Declaration of Trust, dated February 22, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, Redwood and the Administrators named therein filed as Exhibit 4.1 to the Registrant's 2000 Annual Report on Form 10K and by this reference incorporated herein.

        4.2 Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Registrant's 7.80% Noncumulative Convertible Perpetual Preferred Stock, Series A dated August 11, 1998.

        10. Executive Salary Continuation Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp dated as of November 1, 1993, Amendment 1 dated April 25, 1996, Amendment 2 dated November 16, 1999, and Amendment 3 dated March 21, 2001.

        10.1 Executive Severance Agreement between Patrick W. Kilkenny and Redwood Empire Bancorp, filed as Exhibit 10.1 to the Registrant's 1999 Annual Report on Form 10K and by this reference incorporated herein.

        10.2 Executive Salary Continuation Agreement between James E. Beckwith and Redwood Empire Bancorp dated November 9, 2001.

        10.3 Executive Severance Agreement between James E. Beckwith and Redwood Empire Bancorp, filed as Exhibit 10.1 to the Registrant's 1999 Annual Report on Form 10K and by this reference incorporated herein.

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

        10.6 The Registrant's 2001 Stock Option Plan, filed as Appendix A to the Registrant's Form DEF-14A filed on April 13, 2001, and by this reference incorporated herein.

        10.7   The  Registrant's  Executive Salary  Continuation  Plan, filed as
               Exhibit 10.9 to the Registrant's Registration Statement on Form S-2 dated December 13, 1993 (Registration No. 33-71324), and by this reference incorporated herein.

        10.8   Dividend  Reinvestment  and Stock  Purchase Plan filed as Exhibit
               4.1 to a Form S-3 dated April 28, 1993 (Registration No. 33-61750), and by this reference incorporated herein.

        10.9 Lease, dated June 1, 1999, between National Bank of the Redwoods and Advanced Development & Investments, filed as Exhibit 10.8 to the Registrants 1999 Annual Report on Form 10K and by this references incorporated herein.

        10.10 Placement Agreement, dated February 9, 2001, between Redwood, First Tennessee Capital Markets and Keefe, Bruyette & Woods, Inc. filed as Exhibit 10.9 to the Registrant's 2000 Annual Report on Form 10K and by this reference incorporated herein.

        10.11 Subscription Agreement, dated February 22, 2001, between Redwood Statutory Trust I, Redwood and Preferred Term Securities II, Ltd filed as Exhibit 10.10 to the Registrant's 2000 Annual Report on Form 10K and by this reference incorporated herein.

        10.12 Guarantee Agreement, dated February 22, 2001, by and between Redwood and State Street Bank and Trust Company of Connecticut, National Association filed as Exhibit 10.11 to the Registrant's 2000 Annual Report on Form 10K and by this reference incorporated herein.

        10.13  NBR REIT Declaration of Trust, dated February 5, 2002.

        10.14  NBR REIT Bylaws dated February 5, 2002.

        11.    Statement re Computation of Per Share Earnings.

        21.    Subsidiaries of the Registrant.

        23.1   Consent of Crowe, Chizek and Company LLP.

        23.2   Consent of Deloitte & Touche LLP.


(b)  Exhibits.

     The exhibits listed in Item 14(a)3 are incorporated by reference or attached hereto.


(c)  Excluded Financial Statements

     Not applicable.

(d)  Reports on Form 8-K.

     A report on Form 8-K was filed on October 19, 2001 to report the press release of earnings for the third quarter of 2001.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




REDWOOD EMPIRE BANCORP



By:        /S/ PATRICK W. KILKENNY                        Dated: March 19, 2002
           -----------------------------
           Patrick W. Kilkenny
           President, Chief Executive Officer and Director
           (Principal Executive Officer)


And By:    /S/ JAMES E. BECKWITH                          Dated: March 19, 2002
           ------------------------------------------
           James E. Beckwith
           Executive Vice President
           Chief Operating Officer
           Chief Financial Officer
           (Principal Financial Officer
           and Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



 /S/ JOHN H. BRENENGEN                                    Dated: March 19, 2002
-----------------------------------
John H. Brenengen, Director


/S/ DANA R. JOHNSON                                       Dated: March 19, 2002
-----------------------------------
Dana R. Johnson, Director
Chairman of the Board


/S/ PATRICK W. KILKENNY                                   Dated: March 19, 2002
-----------------------------------
Patrick W. Kilkenny, Director


/S/ GREGORY J. SMITH                                      Dated: March 19, 2002
-----------------------------------
Gregory J. Smith, Director


/S/ WILLIAM B. STEVENSON                                  Dated: March 19, 2002
-----------------------------------
William B. Stevenson, Director