Form 10-Q
period 2002-03-31
REDWOOD EMPIRE BANCORP
filed 2002-05-09
CIK 840007

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



At May 7, 2002, there were 3,493,715 shares of the Registrant's common stock outstanding.

                         This page is page 1 of 36 pages.

                                                        REDWOOD EMPIRE BANCORP
                                                                  AND
                                                             SUBSIDIARIES

                                                                 Index


                                                                                             Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements


                  Consolidated Statements of Operations
                  Three Months Ended March 31, 2002 and 2001....................................3

                  Consolidated Balance Sheets
                  March 31, 2002 and December 31, 2001..........................................5

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2002 and 2001....................................6

                  Notes to Consolidated Financial Statements....................................8


       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.............................12

       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk............................................................32


PART II. OTHER INFORMATION

       Item 2.  Changes in Securities and Use of Proceeds......................................35

       Item 6.    Exhibits and Reports on Form 8-K.............................................35



SIGNATURES.....................................................................................36

                         This page is page 2 of 36 pages.

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements




                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Operations
                            (dollars in thousands except per share data)
                                             (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                              2002         2001
                                                           ---------------------
Interest income:
  Interest and fees on loans ...........................      $6,217      $7,389
  Interest on investment securities ....................       1,088       1,387
  Interest on federal funds sold .......................         104         277
                                                              ------      ------
Total interest income ..................................       7,409       9,053

Interest expense:
  Interest on deposits .................................       2,162       3,600
  Interest on other borrowings .........................         258         152
                                                              ------      ------
Total interest expense .................................       2,420       3,752
                                                              ------      ------
Net interest income ....................................       4,989       5,301
Provision for loan losses ..............................          --          --
                                                              ------      ------
Net interest income after loan loss provision ..........       4,989       5,301

Noninterest income:
  Service charges on deposit accounts ..................         314         269
  Merchant draft processing, net .......................       1,179         813
  Loan servicing income ................................          54          77
  Net realized gains on
    investment securities available for sale ...........          35          --
  Other income .........................................         236         206
                                                              ------      ------
Total noninterest  income ..............................       1,818       1,365

Noninterest expense:
  Salaries and employee benefits .......................       2,046       2,232
  Occupancy and equipment expense ......................         524         489
  Other ................................................       1,168         929
                                                              ------      ------
Total noninterest expense ..............................       3,738       3,650
                                                              ------      ------
Income before income taxes .............................       3,069       3,016
Provision for income taxes .............................       1,122       1,229
                                                              ------      ------

Net income .............................................      $1,947      $1,787
                                                              ======      ======

Total comprehensive income .............................      $1,712      $2,255
                                                              ======      ======

                                             (Continued)


                         This page is page 3 of 36 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Operations
                            (dollars in thousands except per share data)
                                             (unaudited)
                                             (Continued)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                            2002           2001
                                                                       -------------------------------

Basic earnings per common share:
   Net income                                                                     $.56           $.44
  Weighted average shares - basic                                            3,499,000      4,080,000

Diluted earnings per common share and common
    equivalent share:
   Net income                                                                     $.54           $.43
  Weighted average shares - diluted                                          3,632,000      4,191,000

See Notes to Consolidated Financial Statements.


                                             (Concluded)






                         This page is page 4 of 36 pages.

                                REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                      Consolidated Balance Sheets
                                         (dollars in thousands)

                                                                     March 31,   December 31,
                                                                       2002          2001
                                                                     --------------------------
                                                                            (unaudited)
Assets:
Cash and due from banks ..........................................   $  16,604    $  19,596
Federal funds sold ...............................................      44,760        4,653
                                                                     ---------    ---------
  Cash and cash equivalents ......................................      61,364       24,249
Investment securities:
  Held to maturity (fair value of $16,716 and $17,635) ...........      16,577       17,402
  Available for sale, at fair value (amortized cost of $49,948 and
  $46,433)........................................................      50,682       47,573
                                                                     ---------    ---------
    Total investment securities ..................................      67,259       64,975
Loans:
    Residential real estate mortgage .............................      92,842      101,175
    Commercial real estate mortgage ..............................     128,981      121,456
    Commercial ...................................................      72,969       70,438
    Real estate construction .....................................      45,011       46,501
    Installment and other ........................................      12,446       12,567
    Less net deferred loan fees ..................................        (624)        (488)
                                                                     ---------    ---------
        Total portfolio loans ....................................     351,625      351,649
    Less allowance for loan losses ...............................      (7,549)      (7,580)
                                                                      ---------    ---------
        Net loans ................................................     344,076      344,069

Premises and equipment, net ......................................       2,815        2,636
Mortgage servicing rights, net ...................................           4            4
Cash surrender value of life insurance ...........................       3,486        3,443
Other assets and interest receivable .............................      10,103        9,366
                                                                     ---------    ---------
     Total assets ................................................   $ 489,107    $ 448,742
                                                                     =========    =========

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits ............................   $ 100,519    $  86,969
  Interest-bearing transaction accounts ..........................     124,351      121,457
  Time deposits one hundred thousand and over ....................     107,523      112,638
  Other time deposits ............................................     104,563       76,348
                                                                     ---------    ---------
    Total deposits ...............................................     436,956      397,412

Short-term borrowings ............................................       4,025        3,870
Trust preferred securities .......................................      10,000       10,000
Other liabilities and interest payable ...........................      11,638       10,773
                                                                     ---------    ---------
     Total liabilities ...........................................     462,619      422,055

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
      none issued and outstanding ................................        --           --
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding: 3,485,757 and 3,530,135 shares .....      12,132       12,373
  Retained earnings ..............................................      13,930       13,653
  Accumulated other comprehensive income, net of tax .............         426          661
                                                                     ---------    ---------
     Total shareholders' equity ..................................      26,488       26,687
                                                                     ---------    ---------
     Total liabilities and shareholders' equity ..................   $ 489,107    $ 448,742
                                                                     =========    =========

See Notes to Consolidated Financial Statements.


                         This page is page 5 of 36 pages.

                                   REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                               (in thousands)
                                                 (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                       2002        2001
                                                                    ---------------------
Cash flows from operating activities:

  Net income ....................................................   $  1,947    $  1,787

Adjustments to reconcile net income to net cash
  from operating activities:
  Depreciation and amortization, net ............................         50        (127)
  Net realized gains on securities available for sale ...........        (35)         --
  Change in other assets and interest receivable ................       (628)        335
  Change in other liabilities and interest payable ..............        865      (2,257)
  Other, net ....................................................         --          30
                                                                     --------   ---------
  Total adjustments .............................................        252      (2,019)
                                                                     --------   ---------
  Net cash from operating activities ............................      2,199        (232)

Cash flows from investing activities:
  Net change in loans ...........................................         77      (3,901)
  Purchases of investment securities available for sale .........    (14,279)    (10,352)
  Proceeds from sales of investment securities available for sale      5,079          --
  Maturities of investment securities available for sale ........      5,681      16,431
  Maturities or calls of investment securities held to maturity .        931      10,431
  Purchases of premises and equipment, net ......................       (361)       (191)
  Proceeds from sale of other real estate owned .................         --          19
                                                                     --------   ---------
    Net cash from investing activities ..........................     (2,872)     12,437

Cash flows from financing activities:
  Net change in noninterest bearing transaction accounts ........     13,550      (3,189)
  Net change in interest bearing transaction accounts ...........      2,894         951
  Net change in time deposits ...................................     23,100       3,362
  Net change in short-term borrowings ...........................        155      (3,099)
  Issuance of trust preferred securities ........................         --      10,000
  Repurchases of common stock ...................................     (1,206)    (10,968)
  Cash dividends paid ...........................................       (705)       (429)
                                                                     --------   ---------
    Net cash from financing activities ..........................     37,788      (3,372)
                                                                     --------   ---------


Net change in cash and cash equivalents .........................     37,115       8,833
Cash and cash equivalents at beginning of period ................     24,249      43,927
                                                                     --------   ---------


Cash and cash equivalents at end of period ......................   $ 61,364    $ 52,760
                                                                    =========   =========


                                                 (Continued)
                         This page is page 6 of 36 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (Unaudited)
                                             (Continued)

                                                                     Three Months Ended
                                                                          March 31,
                                                                        2002     2001
                                                                     ------------------

Supplemental Disclosures:

Cash paid during the period for:
  Interest expense ................................................   $2,807   $3,829
  Income taxes ....................................................      614    1,715











See Notes to Consolidated Financial Statements.


                                             (Concluded)






                         This page is page 7 of 36 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Redwood Empire Bancorp's 2001 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company"), and its wholly owned subsidiaries, National Bank of the Redwoods ("NBR") and Redwood Statutory Trust I ("RSTI"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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





                         This page is page 8 of 36 pages.

     The following table reflects the Company's pertinent earnings per share data. The weighted average shares outstanding have been restated to give effect for the 2001 three-for-two stock split.

                                                                  Three Months Ended
                                                                      March 31,
                                                          2002                         2001
                                                --------------------------   -------------------------
                                                    Basic       Diluted          Basic      Diluted
                                                --------------------------   -------------------------
                                                        (in thousands, except per share data)
Earnings per common share:

 Net income                                           $1,947       $1,947          $1,787      $1,787
 Earnings per share                                      .56          .54             .44         .43

 Weighted average common shares outstanding        3,499,000    3,632,000(1)    4,080,000   4,191,000(1)


1) The weighted average common shares outstanding include the dilutive effects of common stock options of 133,000 and 111,000 for the three months ended March 31, 2002 and March 31, 2001.




3.   Comprehensive Income

     The Company's total comprehensive earnings presentation is as follows:


                                                         Three Months Ended
                                                             March 31,
                                                          2002        2001
                                                       ------------------------
                                                           (In thousands)

         Net income as reported                            $1,947      $1,787
         Other comprehensive income (net of tax):
           Change in unrealized holding gain (losses)
              on available for sale securities               (215)        468
           Reclassification adjustment                        (20)        ---
                                                       ------------------------
         Total comprehensive income                        $1,712      $2,255
                                                       ========================





4.   Subsequent Event - Common Stock Dividend

     On April 4, 2002 the Board of Directors declared a quarterly cash dividend of 20 cents per share on the Company's Common Stock. The dividend was payable on April 29, 2002 to shareholders of record on April 17, 2002.



                         This page is page 9 of 36 pages.

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

     Summary financial data by business segment follows:



                                                               For the quarter ended March 31, 2002
                                                          -----------------------------------------------
                                                                             Merchant
                                                             Community         Card           Total
                                                              Banking        Services        Company
                                                          -----------------------------------------------
                                                                          (in thousands)

Total interest income                                            $7,409         $   ---         $7,409
Total interest expense                                            2,418               2          2,420
Interest income/(expense) allocation                               (156)            156            ---
                                                          -----------------------------------------------
Net interest income                                               4,835             154          4,989
Provision for loan losses                                           ---             ---            ---
Total other operating income                                        639           1,179          1,818
Total other operating expense                                     3,088             650          3,738
                                                          -----------------------------------------------
Income before income taxes                                        2,386             683          3,069
Provision for income taxes                                          874             248          1,122
                                                          -----------------------------------------------
Net income                                                       $1,512            $435         $1,947
                                                          ===============================================

Total Average Assets                                           $443,027         $26,714       $469,741
                                                          ===============================================



                         This page is page 10 of 36 pages.

                                                               For the quarter ended March 31, 2001
                                                           ----------------------------------------------
                                                                             Merchant
                                                              Community        Card           Total
                                                               Banking       Services        Company
                                                           ----------------------------------------------
                                                                          (in thousands)

Total interest income                                              $9,053       $   ---          $9,053
Total interest expense                                              3,749             3           3,752
Interest income/(expense) allocation                                 (311)          311             ---
                                                           ----------------------------------------------
Net interest income                                                 4,993           308           5,301
Provision for loan losses                                             ---           ---             ---
Total other operating income                                          552           813           1,365
Total other operating expense                                       3,103           547           3,650
                                                           ----------------------------------------------
Income before income taxes                                          2,442           574           3,016
Provision for income taxes                                            995           234           1,229
                                                           ----------------------------------------------
Net income                                                         $1,447          $340          $1,787
                                                           ==============================================

Total Average Assets                                             $418,822       $24,601        $443,423
                                                           ==============================================


6.   Common Stock Repurchases and Trust Preferred Issuance

     In January and February 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's total shares outstanding, or 427,500 shares in January 2001 and 385,500 shares in February 2001, as adjusted for the three-for-two stock split announced September 20, 2001, of which all shares have been repurchased. In August 2001, the Company announced a third authorization to repurchase an additional 355,500 shares, as adjusted for the three-for-two stock split announced September 20, 2001. To date, 97,686 shares have been repurchased, as adjusted for the three-for-two stock split announced September 20, 2001. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions. The first two repurchase authorizations were funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering concluded on February 22, 2001. The financing, which qualifies for tier 1 capital treatment, for up to 25% of total tier 1 capital, bears an interest rate of 10.20% and is due in 30 years. Debt issuance costs, which amounted to approximately $300,000, are being amortized over the life of the offering.


7.   Real Estate Investment Trust

     On January 15, 2002, NBR formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending.







                         This page is page 11 of 36 pages.

8.   New Accounting Pronouncements

     On January 1, 2002, the Company adopted a new accounting standard which addresses accounting for goodwill and other intangible assets arising from business combinations. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's consolidation financial position or results of operations, and management believes the goodwill of the Company which totals $674,000 at January 1, 2002 and March 31, 2002 is not impaired; therefore, no impairment or amortization expense was recorded during the quarter ending March 31, 2002. The annual goodwill amortization expense for the years prior to 2002 of $84,000 is considered to be immaterial and, therefore, no pro forma disclosures are provided to reflect the impact of the new accounting method on the prior period financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" which will be adopted by the Company on January 1, 2003. The new accounting standard addresses accounting for obligations associated with the retirement of tangible, long-lived assets and requires a liability to be recognized for the fair value of any such obligations. Adoption of this standard on January 1, 2003 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new accounting standard establishes more restrictive requirements for the classification of assets as "held for sale" and also expands the types of dispositions that are to be accounted for as discontinued operations. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates, projections or expectations or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors (many of which are beyond the


                         This page is page 12 of 36 pages.

Company's ability to control):

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


     Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and "Certain Important Considerations for Investors" herein.

     The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2001 to March 31, 2002. Significant changes and trends in the Company's results of operations for the three months ended March 31, 2002, compared to the same period in 2001 are also discussed.


                         This page is page 13 of 36 pages.

Summary of Financial Results

     The Company reported net income of $1,947,000 ($.54 per diluted share) for the three months ended March 31, 2002 as compared to $1,787,000 ($.43 per diluted share) for the same period in 2001, an increase of $160,000 in net income or 9%. This increase is due to an increase of $453,000 in noninterest income partially offset by a decrease of $312,000 in net interest income and an increase of $88,000 in noninterest expense. In addition, net income increased due to a decline in the Company's effective tax rate from 40.75% for the quarter ended March 31, 2001 to 36.56% for the quarter ended March 31, 2002. For further information, see "Income Taxes" in this section.

     On September 20, 2001, the Company announced a three-for-two stock split of its outstanding shares of common stock. Earnings per share information for all periods presented give effect to the stock split.


Net Interest Income

     Net interest income decreased from $5,301,000 in the first quarter of 2001 to $4,989,000 in the first quarter of 2001, which represents a decrease of $312,000 or 6%. The decline in net interest income was driven by a decrease in net interest margin to 4.58% for the three months ended March 31, 2002 from 5.16% for the three months ended March 31, 2001. The Company's net interest margin has been negatively impacted by the rapid decline in the general interest rate environment. In addition, the pooled trust preferred debt financing completed in the first quarter of 2001 had a negative impact of 22 basis points on the net interest margin as of March 31, 2002, when compared to a negative impact of 11 basis points one year ago. The $10,000,000 proceeds from the pooled trust preferred offering were used to fund common stock repurchases.

     For the three months ended March 31, 2002, yield on earning assets decreased to 6.80% from 8.81% for the same period one year ago. The decrease is due to a decline in the general interest rate environment. Despite the decline in interest rates, average portfolio loans increased $29,632,000 or 9%, when compared to the same quarter in 2001. Average commercial real estate loans increased $24,691,000 or 25% and average installment and other loans increased $5,123,000 or 60% for the three months ended March 31, 2002 as compared to March 31, 2001.

     Yield paid on interest bearing liabilities decreased to 2.86% for the three months ended March 31, 2002 as compared to 4.79% for the same period one year ago. This decline is attributable to a lower interest rate environment as discussed above, offset by the impact of the Company's pooled trust preferred debt financing.



                         This page is page 14 of 36 pages.

     With the increase in average earning assets in the first three months of 2002, the Company's funding levels also increased as average interest bearing liabilities increased $24,896,000 or 8% as compared to the same period one year ago. The average balance of time deposits increased $16,746,000 during the first three months of 2002 as compared to the same period one year ago. The growth in time deposits in 2002 is a result of the Company's efforts to fund earning asset growth and build its deposit portfolio.

     The following is an analysis of the Company's net interest margin for the indicated periods:

                                          Three months ended                  Three months ended
                                            March 31, 2002                      March 31, 2001
                                 ------------------------------------- ----------------------------------

                                     Average                   %          Average                 %
(dollars in thousands)               Balance     Interest Yield/Rate      Balance    Interest Yield/Rate
                                 ------------------------------------- ----------------------------------

Commercial loans................       $69,344     $1,197      7.00%         $68,372    $1,745    10.35%
Real estate-mortgage loans......        97,077      1,722      7.19           97,922     2,009     8.32
Real estate-commercial loans....       123,131      2,282      7.52           98,440     2,189     9.02
Construction loans..............        45,620        863      7.67           46,344     1,268    11.10
Installment and other...........        13,622        153      4.56            8,499       178     8.49
Deferred loan fees..............          (523)       ---       ---             (938)      ---      ---
                                 --------------------------            ------------------------
  Portfolio loans...............       348,271      6,217      7.24          318,639     7,389     9.40

Investments.....................        68,941      1,088      6.40           77,931     1,387     7.22
Federal funds sold..............        24,429        104      1.73           19,954       277     5.63
                                 --------------------------            ------------------------
  Total earning assets (1)......      $441,641      7,409      6.80         $416,524     9,053     8.81
                                 ================                      ===============

Interest bearing transaction
  accounts......................      $124,386        423      1.38         $124,099       848     2.77
Time deposits...................       204,335      1,739      3.45          187,589     2,752     5.95
Other borrowings................        14,174        258      7.38            6,311       152     9.77
                                 --------------------------            ------------------------
   Total interest-bearing
     liabilities................      $342,895      2,420      2.86%        $317,999     3,752     4.79%
                                 ================                      ===============

                                                -----------                          ----------
Net interest income.............                   $4,989                               $5,301
                                                ===========                          ==========
Net interest income to
  earning assets................                               4.58%                               5.16%




(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).



                         This page is page 15 of 36 pages.

     The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2002 and 2001. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.




                                                                      Three months ended
                                                                March 31, 2002 compared to the
                                                              three months ended March 31, 2001
                                                           -----------------------------------------
                                                               Volume        Rate         Total
                                                           -----------------------------------------
                                                                        (in thousands)
         Increase (decrease) in interest income:
           Commercial loans                                         $24         ($572)       ($548)
           Real estate-mortgage loans                               (17)         (270)        (287)
           Real estate-commercial loans                             494          (401)          93
           Construction loans                                       (20)         (385)        (405)
           Installment and other                                     79          (104)         (25)
           Investments                                             (151)         (148)        (299)
           Federal funds sold                                        52          (225)        (173)
                                                           -----------------------------------------
         Total increase (decrease)                                  461        (2,105)      (1,644)
                                                           -----------------------------------------

         Increase (decrease) in interest expense:
           Interest-bearing transaction accounts                      2          (427)        (425)
           Time deposits                                            228        (1,241)      (1,013)
           Other borrowings                                         151           (45)         106
                                                           -----------------------------------------
         Total increase (decrease)                                  381        (1,713)      (1,332)
                                                           -----------------------------------------

         Increase (decrease) in net interest income                 $80         ($392)       ($312)
                                                           =========================================


Provision for Loan Losses

     Due to the absence of significant net loan charge-offs, little change in loan portfolio asset quality and the balance in the allowance for loan losses, there was no provision for loan losses for the three months ended March 31, 2002 and 2001. For further information, see "Allowance for Loan Losses" and "Nonperforming Assets" in this section.



                         This page is page 16 of 36 pages.

Noninterest Income and Expense and Income Taxes

Noninterest Income

     The following tables set forth the components of the Company's noninterest income for the three months ended March 31, 2002, as compared to the same period in 2001.



                                                    Three Months Ended
                                                        March 31,                $          %
                                              ---------------------------
                                                 2002            2001         Change      Change
                                              ------------    -----------   ------------------------
                                                (dollars in thousands)

Service charges on deposit accounts                $314            $269           $45         17%
Merchant draft processing, net                    1,179             813           366         45
Loan servicing income                                54              77           (23)       (30)
Net realized gain on securities
  available for sale                                 35             ---            35        ---
Other income                                        236             206            30         15
                                              ------------    -----------   ------------
Total noninterest income                         $1,818          $1,365          $453         33%
                                              ============    ===========   ============


     Noninterest income increased $453,000, or 33%, to $1,818,000 for the three months ended March 31, 2002 when compared to $1,365,000 for the same period in 2001. During this period, such increase is primarily due to an increase of $366,000 in merchant card net revenue, an increase in service charges of $45,000, an increase of $35,000 in gains associated with investment securities available for sale, an increase in other income, all partially offset by an decrease of $23,000 in loan servicing income during this period.


Noninterest Expense

     The following tables set forth the components of the Company's noninterest expense during the three months ended March 31, 2002, as compared to the same period in 2001.


                                          Three Months Ended
                                              March 31,             $         %
                                      ---------------------------
                                          2002         2001       Change    Change
                                      -----------------------------------------------
                                        (dollars in thousands)

Salaries and employee benefits                2,046       $2,232    ($186)      (8%)
Occupancy and equipment expense                 524          489       35        7
Other                                         1,168          929      239       26
                                      -------------------------------------
Total noninterest expense                    $3,738       $3,650      $88        2%
                                      =====================================


     Noninterest expense increased by $88,000, or 2%, to $3,738,000 during the first quarter of 2002 as compared to $3,650,000 for the first quarter of 2001. The increase in noninterest expense for the three-month period ended March 31, 2002, as compared to the same period ended March 31, 2001, is attributable to an increase in other expense of $239,000 partially offset by a decline in salaries and employee benefits.


                         This page is page 17 of 36 pages.

Income Taxes

     The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 36.56% for the three months ended March 31, 2002, as compared to 40.75% for the same period in 2001. On January 15, 2002, NBR formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending, and in addition the formation of this Company resulted in a reduction of the Company's effective tax rate.

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

Summary financial data by business segment for the indicated periods is as follows:



                                                               For the quarter ended March 31, 2002
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)

Total interest income                                               $7,409        $   ---        $7,409
Total interest expense                                               2,418              2         2,420
Interest income/(expense) allocation                                  (156)           156           ---
                                                          -----------------------------------------------
Net interest income                                                  4,835            154         4,989
Provision for loan losses                                              ---            ---           ---
Total other operating income                                           639          1,179         1,818
Total other operating expense                                        3,088            650         3,738
                                                          -----------------------------------------------
Income before income taxes                                           2,386            683         3,069
Provision for income taxes                                             874            248         1,122
                                                          -----------------------------------------------
Net income                                                          $1,512           $435        $1,947
                                                          ===============================================

Total Average Assets                                              $443,027        $26,714      $469,741
                                                          ===============================================



                         This page is page 18 of 36 pages.

                                                               For the quarter ended March 31, 2001
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)

Total interest income                                               $9,053        $   ---       $9,053
Total interest expense                                               3,749              3        3,752
Interest income/(expense) allocation                                  (311)           311          ---
                                                          -----------------------------------------------
Net interest income                                                  4,993            308        5,301
Provision for loan losses                                              ---            ---          ---
Total other operating income                                           552            813        1,365
Total other operating expense                                        3,103            547        3,650
                                                          -----------------------------------------------
Income before income taxes                                           2,442            574        3,016
Provision for income taxes                                             995            234        1,229
                                                          -----------------------------------------------
Net income                                                          $1,447           $340       $1,787
                                                          ===============================================

Total Average Assets                                              $418,822        $24,601     $443,423
                                                          ===============================================


         Community Banking

     The Community Banking segment's income before income tax decreased for the three months ended March 31, 2002 when compared to the same period in 2001. The decrease is due to a decrease in net interest income. Net interest income declined $158,000 for the three months ended March 31, 2002, principally due to a decline in the general interest rate environment and the issuance of pooled trust preferred debt securities which have been fully allocated to the Community Banking segment. The Company increased its loan portfolio during the first three months of 2002 through renewed marketing efforts. For the quarter ended March 31, 2002, total average portfolio loans were $348,271,000, up 9% from $318,639,000 for the quarter ended March 31, 2001.

         Merchant Card Services

     The Company's merchant credit card segment earned $435,000 for the three months ended March 31, 2002 compared to $340,000 for the same period in 2001. The increase in the unit's net income is due to an increase in processing revenue brought about by the Company's efforts to build its overall merchant card services business through direct marketing efforts and new independent sales organization (ISO) relationships. The merchant credit card segment's net income comprised approximately 22% of the Company's consolidated net income for the three months ended March 31, 2002.

     The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,233,000 and $1,268,000 as of March 31, 2002 and 2001, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management's evaluation regarding merchant and ISO risk. The Company utilizes

                         This page is page 19 of 36 pages.

the services of ISOs to acquire merchants as customers. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $58,000 for the three months ended March 31, 2002, as compared to $67,000 for the three months ended March 31, 2001. For further discussion, see "Certain Important Considerations for Investors" in this section.

     The following table summarizes the Company's merchant card allowance for charge-back losses for the periods indicated:

                                               Three months ended
                                                    March 31,
                                                 2002       2001
                                             ------------------------
                                                 (in thousands)

                     Beginning allowance          $1,212      $1,277
                     Provision for losses             58          67
                     Recoveries                        8         ---
                     Charge-offs                     (45)        (76)
                                             ------------------------
                     Ending allowance             $1,233      $1,268
                                             ========================


Investment Securities

     Total investment securities increased to $67,259,000, as of March 31, 2002, compared to $64,975,000 as of December 31, 2001. The Company's average federal funds sold position was $24,429,000 for the first three months of 2002 as compared to $19,954,000 for the same period in 2001. This was primarily due to growth of the Company's deposit base.

Loans

     Total loans decreased slightly to $351,625,000 at March 31, 2002 compared to $351,649,000 at December 31, 2001. The Company's residential loan portfolio has experienced substantial paydown activity during the first quarter of 2002. Despite this paydown activity, the Company continues to focus on growth in the overall loan portfolio through marketing efforts and a general expansion of businesses within the Company's market area. Commercial real estate loans
increased   $7,525,000  to  $128,981,000,   at  March  31,  2002,   compared  to
$121,456,000 at December 31, 2001. Commercial loans increased $2,531,000 to $72,969,000, at March 31, 2002, compared to $70,438,000 at December 31, 2001.



                         This page is page 20 of 36 pages.

     The following table summarizes the composition of the loan portfolio at March 31, 2002 and December 31, 2001:



                                      March 31, 2002                December 31, 2001
                                ----------------------------   -----------------------------
                                      Amount          %              Amount          %
                                ----------------------------   -----------------------------
                                                  (dollars in thousands)
 Residential real estate mortgage        $92,842       26%            $101,175       29%
 Commercial real estate mortgage         128,981       37              121,456       34
 Commercial                               72,969       21               70,438       20
 Real estate construction                 45,011       13               46,501       13
 Installment and other                    12,446        3               12,567        4
 Less deferred loan fees                    (624)     ---                 (488)     ---
                                ----------------------------   -----------------------------
     Total portfolio loans               351,625      100%             351,649      100%
                                                  ==========                    ============
 Less allowance for loan losses           (7,549)                       (7,580)
                                -------------------            ------------------
     Net loans                          $344,076                      $344,069
                                ===================            ==================


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




                         This page is page 21 of 36 pages.

     The following table summarizes changes in the Company's allowance for loan losses for the indicated periods:



                                                         Three months ended
                                                              March 31,
                                                       ------------------------
                                                           2002        2001
                                                       ------------------------

                                                       (dollars in thousands)

              Beginning allowance for loan losses          $7,580      $7,674
              Provision for loan losses                       ---         ---
              Charge-offs                                     (45)        ---
              Recoveries                                       14          22
                                                       ------------------------
              Ending allowance for loan losses             $7,549      $7,696
                                                       ========================


              Net charge-offs/(recoveries) to average
                 loans (annualized)                         0.04%      (0.03%)


     The allowance for loan losses as a percentage of portfolio loans decreased slightly from 2.16%, at December 31, 2001, to 2.15% at March 31, 2002. The growth in the Company's loan portfolio is primarily comprised of commercial real estate loans that generally bear a lower credit risk than construction or commercial loans. Accordingly, under the Company's loan loss reserve methodology, such loans generally receive a lower loan loss reserve allocation as compared to commercial or construction loans.


Nonperforming Assets

     The following table summarizes the Company's nonperforming assets at the dates indicated:



                                                       March 31,       December 31,
                                                         2002              2001
                                                    ----------------  ---------------
                                                         (dollars in thousands)
Nonaccrual loans                                             $3,357           $2,892
Accruing loans past due 90 days or more                         ---              ---
Restructured loans                                              284              284
                                                    ----------------  ---------------
Total nonperforming loans                                     3,641            3,176
Other real estate owned                                         ---              ---
                                                    ----------------  ---------------
Total nonperforming assets                                   $3,641           $3,176
                                                    ================  ===============



Nonperforming assets to total assets                          0.74%            0.71%




                         This page is page 22 of 36 pages.

     Nonperforming assets have increased slightly from 3,176,000 or .71% of total assets, as of December 31, 2001, to $3,641,000 or .74% of total assets as of March 31, 2002. The increase is attributable to an increase of $465,000 in nonaccrual loans during this period.

     Nonperforming loans consist of loans to 16 borrowers, 7 of which have balances in excess of $100,000. The two largest have recorded balances of $810,000 and $723,000. One property is secured by commercial real estate, the other by commercial property. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

     At March 31, 2002, the Company did not have any properties classified as other real estate owned.

     Although the volume of nonperforming assets will depend in part on the future economic environment, there is one additional loan relationship which totals approximately $1,153,000 as of March 31, 2002, compared to three loan relationships totaling approximately $1,921,000 at December 31, 2001, about which management has serious doubts as to the ability of the borrower to comply with the present repayment terms. This loan may become a nonperforming asset based on the information presently known about possible credit problems of the borrower.

     At March 31, 2002,  the  Company's  total  recorded  investment in impaired loans (as defined by SFAS 114 and 118) was $3,641,000 of which $3,357,000 relates to the recorded investment for which there is a related allowance for loan losses of $286,000. The remaining $284,000 in impaired loans did not require a valuation allowance.

     The Company's average recorded investment in impaired loans during the three months ended March 31, 2002 and 2001 was $3,220,000 and $1,965,000. The increase of $1,255,000 in the average recorded investment of impaired loans during the three months ending March 31, 2002 compared to the same period one year ago is primarily due to growth in nonperforming assets. There was no interest income recognized during the periods that such loans were impaired for the three months ended March 31, 2002, as compared to $29,000 for the three months ended March 31, 2001.

     As of March 31, 2002 there was $3,357,000 of loans on which the accrual of interest had been discontinued as compared to $2,892,000 at December 31, 2001. During the first three months of 2002 and 2001 interest due but excluded from interest income on loans placed on nonaccrual status was $36,000 and $18,000. There was no interest income received on nonaccrual loans during the three months ending March 31, 2002, as compared to $4,000 during the three months ending March 31, 2001.


                         This page is page 23 of 36 pages.

     From time to time the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral which had secured a mortgage loan sold by the Company. Such representations and warranties include the existence of a valid appraisal, status of borrower, or fraud. In the first three months of 2002 the Company was not required to repurchase any such loans. The Company maintains a reserve for its estimate of potential losses associated with the repurchase of previously sold mortgage loans. During the first quarter of 2002, the Company agreed to pay $33,000 for a settlement related to disputed title issues. Reserves for such losses totaled $60,000 as of March 31, 2002 and $93,000 as of December 31, 2001. The Company expects that it may be required to repurchase loans in the future.

     In 1995, Allied Savings Bank ("Allied"), formerly a wholly owned subsidiary of the Company which merged into NBR in 1997, sold a COFI ARM mortgage pool whose carrying value was approximately $73,900,000 as part of a transaction that resulted in creating a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC issued three classes of mortgage pass-through mortgage certificates, A, B and C. The sale transaction took place as a result of Allied selling 100% interest in the COFI indexed ARM mortgage pool in exchange for cash of $71,500,000 and a Class B certificate which represented the first loss position with respect to any ultimate losses realized upon the liquidation of defaulted mortgage loans in the pool. As part of the sale transaction, Allied retained the servicing of the pool. The Class A and Class B certificates have sequential rights to principal payments, such that Class B certificates shall only receive principal payments after all Class A certificates are retired.







                         This page is page 24 of 36 pages.

     The composition of the original certificate balances along with their respective March 31, 2002 balances are as follows:

                  Original   March 31, 2002
                Certificate    Certificate
                 Face Value    Face Value
               ------------------------------

 Class A         $73,199,448      $5,138,905
 Class B           3,249,067       3,196,477
 Class C                 100             100
               ------------------------------
    Total pool   $76,448,615      $8,335,482
               ==============================

     Since inception the pool has realized losses of $52,590, which reduced the original face value of the Class B certificate. Management believes that the difference between the carrying amount of the Class B certificate of $3,135,681 and its face value of $3,196,477 is sufficient to absorb any future realized losses in the pool.


Contractual Obligations and Commitments


     The  following  table  presents  our  longer  term,   non-deposit  related,
contractual obligations and our commitments to extend credit to our borrowers, in aggregate and by payment due dates.


                                                            March 31, 2002
                                 ----------------------------------------------------------------------
                                   Less Than     One Through      Four To     After Five
                                    One Year     Three Years    Five Years      Years        Total
                                 ----------------------------------------------------------------------
                                                            (in thousands)

 Trust preferred securities              $ ---           $ ---         $ ---      $10,000      $10,000
 Operating leases (premises)             1,500           1,648           440          340        3,928
                                 ----------------------------------------------------------------------
     Total long-term debt
         and operating leases           $1,500          $1,648          $440      $10,340      $13,928
                                 =========================================================


 Commitments to extend credit                                                                   63,868
 Standby letters of credit                                                                         351
                                                                                         --------------
      Total contractual obligations
         and commitments                                                                       $78,147
                                                                                         ==============






                         This page is page 25 of 36 pages.

Liquidity

     Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity have historically been associated with common stock repurchases, dividend payments made to common stock holders, interest payments relating to Redwood's trust preferred debt and operating expenses. It is Redwood's general policy to retain liquidity at the parent level which management believes to be consistent with the safety and soundness of the Company as a whole. As of March 31, 2002, Redwood held $94,000 in deposits at NBR.

     Redwood's current cash dividend is $.20 per common share per quarter to its common stockholders. Further, Redwood is required to make semi-annual payments of interest at 10.2% on $10,000,000 of trust preferred securities issued in 2001. Payment of these obligations is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would become undercapitalized as a result. If NBR is restricted from paying dividends, Redwood might be unable to pay dividends to its common shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood in the future. The approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Due to this requirement, NBR obtained such approval for its 2002 dividend plan from the OCC in January 2002.

     During the first three months of 2002, NBR declared a dividend payable to Redwood of $1,700,000. Management believes that as of March 31, 2002, the Company's liquidity position was adequate for the operations of Redwood and NBR for the foreseeable future.

     Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the three months ended March 31, 2002, the Company received cash of $2,199,000 from operating activities and $37,788,000 in financing activities, while using $2,872,000 in investing activities.


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



                         This page is page 26 of 36 pages.

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

     The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at March 31, 2002 and December 31, 2001.




                                    March 31, 2002                        December 31, 2001
                         --------------------------------------   -----------------------------------
                                          Well-      Minimum                    Well-      Minimum
                                       Capitalized                   Actual
                             Actual                Requirement               CapitalizedRequirement
                         --------------------------------------   -----------------------------------
      Company
        Leverage                7.23%        5.00%        4.00%         7.46%      5.00%      4.00%
        Tier 1 risk-based       8.97         6.00         4.00          9.52       6.00       4.00
        Total risk-based       10.57        10.00         8.00         11.16      10.00       8.00

      NBR
        Leverage                7.55%        5.00%        4.00%         7.69%      5.00%      4.00%
        Tier 1 risk-based       9.36         6.00         4.00          9.82       6.00       4.00
        Total risk-based       10.62        10.00         8.00         11.08      10.00       8.00


     In January and February 2001, the Board of Directors authorized the repurchase of up to 10% of the Company's total shares outstanding or 427,500 shares in January 2001 and 385,500 shares in February 2001, as adjusted for the three-for-two stock split announced September 20, 2001, of which all shares have been repurchased. In August 2001, the Company announced a third authorization to repurchase an additional 355,500 shares, as adjusted for the three-for-two stock split announced September 20, 2001. To date, 97,686 shares have been repurchased, as adjusted for the three-for-two stock split announced September 20, 2001. Under the repurchase program, the Company plans to repurchase shares from time to time on the open market and/or in privately negotiated transactions. The first two repurchase authorizations were funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering which concluded on February 22, 2001.


                         This page is page 27 of 36 pages.

Trust Preferred Securities

     On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of RSTI under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of March 31, 2002, the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities constitute the trust preferred securities in the financial statements.

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



                         This page is page 28 of 36 pages.

     Merchant credit card processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. If the Company fails to comply with these credit card association standards, the Company's status as a member service provider and as a certified processor could be suspended or terminated. During November 1999, VISA adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affect the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average. At March 31, 2002 (the most recent period available from VISA), the Company's overall fraud ratio was less than the VISA requirement. Other VISA changes included the requirement that total processing volume in certain high-risk categories (as defined by VISA) be less than 20% of total processing volume. At March 31, 2002, the Company's total VISA transactions within these certain high-risk categories were 5.4% of total VISA processing volume. Other changes VISA announced included a requirement that weekly VISA volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital or the aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount. At March 31, 2002 the Company's weekly VISA volume was 43% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 5.3% of tangible equity capital and the aggregate charge-backs for the quarter were .49% of the interchange count and .42% of the interchange amount. Merchant credit card participants, such as the Company, must comply with these new VISA rules by filing a compliance plan with VISA. At March 31, 2002, the Company is in compliance with all rule changes that went into effect on March 31, 2001, based on VISA's acceptance of the Company's compliance plan. Should the Company be unable to comply with these rule changes, VISA will require collateral of one to four times the shortfall.

     Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At March 31, 2002, approximately 76% of the Company's loans were secured by real estate, of which 48% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located in Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, prolonged electrical power shortages or increases in energy costs in Northern California may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral and the Company's earnings.



                         This page is page 29 of 36 pages.

     Events of September 11. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, have resulted in increased uncertainty regarding the economic outlook. Past experience suggests that shocks to American society of far less severity have resulted in a temporary loss of consumer and business confidence and a reduction in the rate of economic growth. It is not possible at this time to project the ultimate economic impact of these events. However, any deterioration in either the U.S. or the California economy could adversely affect the Company's financial condition and results of operations.

     California Energy Crisis. Due to problems associated with the deregulation of the electrical power industry in California, California utilities and other energy industry participants have experienced difficulties with the supply and price of electricity and natural gas. As a consequence of this situation, a major California public utility in the gas and power business became the subject of a voluntary bankruptcy proceeding. The California energy situation continues to be fluid and subject to many uncertainties and a number of lawsuits and regulatory proceedings have been commenced concerning various aspects of the current energy situation. Although the situation has stabilized recently, customers of the utilities were faced at times in 2001 with increased gas and electric prices, power shortages and, in some cases, rolling blackouts. The long-term impact of the energy crisis in California on the Company's markets and business cannot be predicted, but could result in an economic slow-down. This could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on the Company's financial condition and results or operations.

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

                         This page is page 30 of 36 pages.

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

     Critical  Accounting  Policies.  The  Company's  financial  statements  are presented in accordance with accounting principles generally accepted in the United States of America (US GAAP). The financial information contained within our financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan and lease portfolio. Actual losses could differ significantly from the historical loss factors that we use. Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets. We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices. US GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

     Our most significant estimates are approved by our Management team, which is comprised of our most senior officers. At each financial reporting period, a review of these estimates is then presented to our Board of Directors.

     As of March 31, 2002, other than previously disclosed on page 24, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to the customary representations and warranties.

     Impact of New Accounting Standards. On January 1, 2002, the Company adopted a new accounting standard which addresses accounting for goodwill and other intangible assets arising from business combinations. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's consolidation financial position or results of operations, and management believes the goodwill of the Company which totals $674,000 at January 1, 2002 and March 31, 2002 is not impaired; therefore, no impairment or amortization expense was recorded during the quarter ending March 31, 2002. The annual goodwill amortization expense for years prior to 2002 of $84,000 is considered to be immaterial and, therefore, no pro forma disclosures are provided to reflect the impact of the new accounting method on the prior period financial statements.


                         This page is page 31 of 36 pages.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" which will be adopted by the Company on January 1, 2003. The new accounting standard addresses accounting for obligations associated with the retirement of tangible, long-lived assets and requires a liability to be recognized for the fair value of any such obligations. Adoption of this standard on January 1, 2003 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new accounting standard establishes more restrictive requirements for the classification of assets as "held for sale" and also expands the types of disposition that are to be accounted for as discontinued operations. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company's interest bearing liabilities and all of the Company's interest earning assets are located at the Bank (or in its wholly-owned subsidiary), virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate loan portfolio, concentrated primarily within Northern California, is subject to risks associated with the local economy. The Company does not own any trading assets.

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

                         This page is page 32 of 36 pages.

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

     The following table sets forth, as of March 31, 2002, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.


                                                    After Three After Six   After One
                                           Within   Months but  Months but  Year But
                                           Three    Within Six  Within One   Within    After Five
                                           Months     Months       Year    Five Years    Years       Total
                                        -----------------------------------------------------------------------

                                                                (Dollars in thousands)
Interest earning assets:
Federal funds sold                         $44,760    $    ---    $    ---   $    ---    $    ---    $44,760
Investment securities and other              3,000       3,000     15,710      37,558      7,991      67,259
Loans                                      121,749      25,583     30,287      90,440     83,566     351,625
                                        -----------------------------------------------------------------------
   Total interest-earning assets           169,509      28,583     45,997     127,998     91,557     463,644
                                        -----------------------------------------------------------------------

Interest-bearing liabilities:

Interest-bearing transaction accounts      124,351         ---        ---         ---        ---     124,351
Time deposits                               81,767      86,863     36,872       6,584        ---     212,086
Trust preferred securities                     ---         ---        ---         ---     10,000      10,000
Short-term borrowings                        4,025         ---        ---         ---        ---       4,025
                                        -----------------------------------------------------------------------
  Total interest-bearing liabilities       210,143      86,863     36,872       6,584     10,000     350,462
                                        -----------------------------------------------------------------------

Interest rate sensitivity gap             ($40,634)   ($58,279)    $9,125    $121,414    $81,557
                                        ===========================================================
Cumulative interest rate sensitivity gap   (40,634)    (98,914)   (89,789)     31,625    113,182

Interest rate sensitivity gap ratio            0.81        0.33       1.25       19.44       9.16
Cumulative interest rate sensitivity
  gap ratio                                    0.81       0.67        0.73       1.09        1.32



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


                         This page is page 33 of 36 pages.

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

     On a quarterly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a summary of interest rate risk exposure as of March 31, 2002 as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of up to 200 basis points up and 200 basis points down.


         March 31, 2002
                                             Change in Annual                        Change in
         Change in Interest Rate            Net Interest Income                 Market Value of Equity

                +200                              $572,000                          ($8,680,000)
                +100                              $305,000                          ($4,473,000)
                -100                             ($525,000)                          $2,311,000
                -200                           ($2,149,000)                          $2,972,000


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


                         This page is page 34 of 36 pages.

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

Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          None.

     b)   Reports on Form 8-K

          1. Form 8-K filing dated January 9, 2002 announcing declaration of quarterly dividend.

          2. Form 8-K filing dated January 16, 2002 announcing fourth quarter 2001 results.






                         This page is page 35 of 36 pages.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.





                             REDWOOD EMPIRE BANCORP
                                  (Registrant)




Date:  5/09/02               By:  /s/ James E. Beckwith
       -------                    ---------------------------------
                                  James E. Beckwith
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Chief Operating Officer,
                                  Principal Financial Officer, and
                                  Duly Authorized Officer










                         This page is page 36 of 36 pages.