Form 10-Q
period 2002-06-30
REDWOOD EMPIRE BANCORP
filed 2002-08-08
CIK 840007

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report PURSUANT TO Section 13 or 15(d) of the SECURITIES Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



At August 7, 2002, there were 3,489,840 shares of the Registrant's common stock outstanding.



                        This page is page 1 of 40 pages.

                                                        REDWOOD EMPIRE BANCORP
                                                                  AND
                                                             SUBSIDIARIES

                                                                 Index


                                                                                             Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 2002 and 2001.............................3

                  Consolidated Balance Sheets
                  June 30, 2002 and December 31, 2001...........................................5

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2002 and 2001.......................................6

                  Notes to Consolidated Financial Statements....................................8


       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.............................13

       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk............................................................35


PART II. OTHER INFORMATION

       Item 2.  Changes in Securities and Use of Proceeds......................................38

       Item 4.  Submission of Matters to a Vote of Security Holders............................38

       Item 6.  Exhibits and Reports on Form 8-K...............................................38



SIGNATURES.....................................................................................40

                        This page is page 2 of 40 pages.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements





                                      REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                   (dollars in thousands except per share data)
                                                    (unaudited)

                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                                  2002           2001         2002         2001
                                                            --------------------------------------------------------
Interest income:
  Interest and fees on loans                                     $6,486          $6,967       $12,703      $14,356
  Interest on investment securities                               1,128           1,212         2,216        2,599
  Interest on federal funds sold                                    120             263           224          540
                                                            --------------------------------------------------------
Total interest income                                             7,734           8,442        15,143       17,495

Interest expense:
  Interest on deposits                                            2,132           3,333         4,294        6,933
  Interest on other borrowings                                      279             283           537          435
                                                            --------------------------------------------------------
Total interest expense                                            2,411           3,616         4,831        7,368
                                                            --------------------------------------------------------

Net interest income                                               5,323           4,826        10,312       10,127
Provision for loan losses                                           ---             ---           ---          ---
                                                            --------------------------------------------------------
Net interest income after provision for loan losses               5,323           4,826        10,312       10,127

Noninterest income:
  Service charges on deposit accounts                               308             266           622          535
  Merchant draft processing, net                                  1,197           1,019         2,376        1,832
  Loan servicing income                                              81              80           135          157
  Net realized gains on
    investment securities available for sale                        ---             ---            35          ---
  Other income                                                      207             187           443          393
                                                            --------------------------------------------------------
Total noninterest  income                                         1,793           1,552         3,611        2,917

Noninterest expense:
  Salaries and employee benefits                                  2,302           1,989         4,348        4,221
  Occupancy and equipment expense                                   533             503         1,057          992
  Other                                                           1,069             940         2,237        1,869
                                                            --------------------------------------------------------
Total noninterest expense                                         3,904           3,432         7,642        7,082
                                                            --------------------------------------------------------

Income before income taxes                                        3,212           2,946         6,281        5,962
Provision for income taxes                                        1,187           1,178         2,309        2,407
                                                            --------------------------------------------------------

Net income                                                       $2,025          $1,768        $3,972       $3,555
                                                            ========================================================

Total comprehensive income                                       $2,697          $1,754        $4,409       $4,009
                                                            ========================================================

                                       (Continued)


                        This page is page 3 of 40 pages.

                                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                    (dollars in thousands except per share data)
                                                     (unaudited)
                                                     (Continued)


                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                              2002             2001           2002          2001
                                                        --------------------------------------------------------------

Basic earnings per common share:
   Net income                                                        $.58            $.49         $1.14          $.92
  Weighted average shares - basic                               3,491,000       3,621,000     3,495,000     3,850,500

Diluted earnings per common share:
   Net income                                                        $.56            $.47         $1.10          $.90
  Weighted average shares - diluted                             3,617,000       3,733,500     3,624,000     3,967,500

See Notes to Consolidated Financial Statements.


                                       (Concluded)


















                        This page is page 4 of 40 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                        (dollars in thousands)

                                                                         June 30,       December 31,
                                                                           2002             2001
                                                                     ----------------- -----------------
                                                                       (unaudited)
Assets:
Cash and due from banks                                                      $22,714          $19,596
Federal funds sold                                                            34,863            4,653
                                                                     ----------------- -----------------
  Cash and cash equivalents                                                   57,577           24,249
Investment securities:
  Held to maturity (fair value of $16,797 and $17,635)                        16,326           17,402
  Available for sale, at fair value (amortized cost of $57,484 and
    $46,433)                                                                  59,227           47,573
                                                                     ----------------- ----------------
    Total investment securities                                               75,553           64,975

Mortgage loans held for sale                                                     313              ---

Loans:
    Residential real estate mortgage                                          93,698          101,175
    Commercial real estate mortgage                                          140,020          121,456
    Commercial                                                                69,464           70,438
    Real estate construction                                                  43,152           46,501
    Installment and other                                                     12,223           12,567
    Less net deferred loan fees                                                 (695)            (488)
                                                                     ----------------- -----------------
        Total portfolio loans                                                357,862          351,649
    Less allowance for loan losses                                            (7,586)          (7,580)
                                                                     ----------------- -----------------
        Net loans                                                            350,276          344,069

Premises and equipment, net                                                    2,960            2,636
Mortgage servicing rights, net                                                     4                4
Cash surrender value of life insurance                                         3,530            3,443
Other assets and interest receivable                                          10,346            9,366
                                                                     ----------------- -----------------
     Total assets                                                           $500,559         $448,742
                                                                     ================= =================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                       $106,578          $86,969
  Interest-bearing transaction accounts                                      120,020          121,457
  Time deposits one hundred thousand and over                                 91,816          112,638
  Other time deposits                                                        126,737           76,348
                                                                     ----------------- -----------------
    Total deposits                                                           445,151          397,412

Short-term borrowings                                                          5,823            3,870
Trust preferred securities                                                    10,000           10,000
Other liabilities and interest payable                                        11,038           10,773
                                                                     ----------------- -----------------
     Total liabilities                                                       472,012          422,055

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
      none issued and outstanding                                                ---              ---
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding: 3,494,840 and 3,530,135 shares                  12,193           12,373
  Retained earnings                                                           15,256           13,653
  Accumulated other comprehensive income, net of tax                           1,098              661
                                                                     ----------------- -----------------
     Total shareholders' equity                                               28,547           26,687
                                                                     ----------------- -----------------
     Total liabilities and shareholders' equity                             $500,559         $448,742
                                                                     ================= =================

See Notes to Consolidated Financial Statements.

                        This page is page 5 of 40 pages.

                                   REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                                                (in thousands)
                                                 (unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    2002            2001
                                                                              ---------------------------------
Cash flows from operating activities:

  Net income                                                                           $3,972        $3,555

Adjustments to reconcile net income to net cash
  from operating activities:
  Depreciation and amortization, net                                                       45            33
  Loans originated for sale                                                              (608)          ---
  Proceeds from sale of loans held for sale                                               300           ---
  Net realized gains on securities available for sale                                     (35)          ---
  Net realized gains on sale of loans held for sale                                        (5)          ---
  Change in other assets and interest receivable                                       (1,240)         (467)
  Change in other liabilities and interest payable                                        265           395
  Other, net                                                                              ---            30
                                                                              ---------------------------------
  Total adjustments                                                                    (1,278)           (9)
                                                                              ---------------------------------

  Net cash from operating activities                                                    2,694         3,546

Cash flows from investing activities:
  Net change in loans                                                                  (5,952)      (10,134)
  Purchases of investment securities available for sale                               (24,255)      (18,758)
  Purchases of investment securities held to maturity                                    (358)       (1,326)
  Proceeds from sales of investment securities available for sale                       5,079           ---
  Maturities of investment securities available for sale                                8,101        19,965
  Maturities or calls of investment securities held to maturity                         1,561        11,256
  Purchases of premises and equipment, net                                               (685)         (267)
  Proceeds from sale of other real estate owned                                           ---           512
                                                                              ---------------------------------
    Net cash from investing activities                                                (16,509)        1,248

Cash flows from financing activities:
  Net change in noninterest bearing demand deposits                                    19,609        (2,921)
  Net change in interest bearing transaction accounts                                  (1,437)       (4,595)
  Net change in time deposits                                                          29,567        (1,017)
  Net change in short-term borrowings                                                   1,953         1,842
  Issuance of trust preferred securities                                                  ---        10,000
  Repurchases of common stock                                                          (1,146)      (14,451)
  Cash dividends paid                                                                  (1,403)         (371)
                                                                              ---------------------------------
    Net cash from financing activities                                                 47,143       (11,513)
                                                                              ---------------------------------

Net change in cash and cash equivalents                                                33,328        (6,719)
Cash and cash equivalents at beginning of period                                       24,249        43,927

                                                                              ---------------------------------
Cash and cash equivalents at end of period                                            $57,577       $37,208
                                                                              =================================

                                                 (Continued)



                        This page is page 6 of 40 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                            (in thousands)
                                             (unaudited)
                                             (Continued)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                         2002                2001
                                                                    ----------------    ---------------

Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                           $4,701             $6,965
  Income taxes                                                                2,393              2,535






See Notes to Consolidated Financial Statements.


                                             (Concluded)












                        This page is page 7 of 40 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Redwood Empire Bancorp's 2001 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company"), and its wholly owned subsidiaries, National Bank of the Redwoods ("NBR" or the "Bank") and Redwood Statutory Trust I ("RSTI"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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


                        This page is page 8 of 40 pages.

     The following table reflects the Company's pertinent earnings per share data. The weighted average shares outstanding have been restated to give effect to the 2001 three-for-two stock split.

                                                                  Three Months Ended
                                                                      June 30,
                                                          2002                         2001
                                                --------------------------   -------------------------
                                                    Basic       Diluted          Basic      Diluted
                                                ------------ -------------   ----------- -------------
                                                        (in thousands, except per share data)
 Earnings per common share:

 Net income                                           $2,025       $2,025          $1,768      $1,768
 Earnings per share                                      .58          .56             .49         .47

 Weighted average common shares outstanding        3,491,000    3,617,000(1)    3,621,000   3,733,500(1)


1) The weighted average common shares outstanding include the dilutive effects of common stock options of 126,000 and 112,500 for the three months ended
     June 30, 2002 and June 30, 2001.


                                                                   Six Months Ended
                                                                      June 30,
                                                          2002                         2001
                                                --------------------------   -------------------------
                                                    Basic       Diluted          Basic      Diluted
                                                ------------ -------------   ----------- -------------
                                                        (in thousands, except per share data)
 Earnings per common share:

 Net income                                           $3,972       $3,972          $3,555      $3,555
 Earnings per share                                     1.14         1.10             .92         .90

 Weighted average common shares outstanding        3,495,000    3,624,000(1)    3,850,500   3,967,500(1)

1) The weighted average common shares outstanding include the dilutive effects of common stock options of 129,000 and 117,000 for the six months ended
     June 30, 2002 and June 30, 2001.



3.   Comprehensive Income


         The Company's total comprehensive earnings presentation is as follows:



                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                     2002       2001          2002       2001
                                                  ------------------------------------------------
                                                                  (in thousands)

         Net income as reported                      $2,025    $1,768         $3,972     $3,555
         Other comprehensive income (net of tax):
           Change in unrealized holding
         gain/(losses)
              on available for sale securities          672       (14)           459        454
           Reclassification adjustment                  ---       ---            (22)       ---
                                                  -----------------------  -----------------------
         Total comprehensive income                  $2,697    $1,754         $4,409     $4,009
                                                  =======================  =======================

                        This page is page 9 of 40 pages.

4.   Subsequent Event - Common Stock Dividend

     On July 8, 2002, the Board of Directors declared a quarterly cash dividend of 20 cents per share on the Company's Common Stock. The dividend was payable on July 30, 2002 to shareholders of record on July 18, 2002.

5.   Business Segments

     The Company operates in two principal business segments: core community banking and merchant card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with all treasury and depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 48,000 merchants throughout the United States.

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

     Summary financial data by business segment for the indicated periods is as follows:



                                                               For the quarter ended June 30, 2002
                                                          -----------------------------------------------
                                                                             Merchant
                                                             Community         Card           Total
                                                              Banking        Services        Company
                                                          -----------------------------------------------
                                                                          (in thousands)

Total interest income                                            $7,734         $   ---         $7,734
Total interest expense                                            2,395              16          2,411
Interest income/(expense) allocation                               (176)            176            ---
                                                          -----------------------------------------------
Net interest income                                               5,163             160          5,323
Provision for loan losses                                           ---             ---            ---
Total other operating income                                        596           1,197          1,793
Total other operating expense                                     3,261             643          3,904
                                                          -----------------------------------------------
Income before income taxes                                        2,498             714          3,212
Provision for income taxes                                          923             264          1,187
                                                          -----------------------------------------------
Net income                                                       $1,575            $450         $2,025
                                                          ===============================================

Total Average Assets                                           $455,964         $27,906       $483,870
                                                          ===============================================



                        This page is page 10 of 40 pages.

                                                                For the quarter ended June 30, 2001
                                                           ----------------------------------------------
                                                                             Merchant
                                                              Community        Card           Total
                                                               Banking       Services        Company
                                                           ----------------------------------------------
                                                                          (in thousands)
Total interest income                                              $8,442       $   ---          $8,442
Total interest expense                                              3,614             2           3,616
Interest income/(expense) allocation                                 (263)          263             ---
                                                           ----------------------------------------------
Net interest income                                                 4,565           261           4,826
Provision for loan losses                                             ---           ---             ---
Total other operating income                                          533         1,019           1,552
Total other operating expense                                       2,896           536           3,432
                                                           ----------------------------------------------
Income before income taxes                                          2,202           744           2,946
Provision for income taxes                                            880           298           1,178
                                                           ----------------------------------------------
Net income                                                         $1,322          $446          $1,768
                                                           ==============================================

Total Average Assets                                             $418,208       $25,653        $443,861
                                                           ==============================================

                                                             For the six months ended June 30, 2002
                                                          ----------------------------------------------
                                                                             Merchant
                                                             Community         Card          Total
                                                              Banking        Services       Company
                                                          ----------------------------------------------
                                                                         (in thousands)
Total interest income                                            $15,143         $   ---       $15,143
Total interest expense                                             4,813              18         4,831
Interest income/(expense) allocation                                (332)            332           ---
                                                          ----------------------------------------------
Net interest income                                                9,998             314        10,312
Provision for loan losses                                            ---             ---           ---
Total other operating income                                       1,235           2,376         3,611
Total other operating expense                                      6,349           1,293         7,642
                                                          ----------------------------------------------
Income before income taxes                                         4,884           1,397         6,281
Provision for income taxes                                         1,797             512         2,309
                                                          ----------------------------------------------
Net income                                                        $3,087            $885        $3,972
                                                          ==============================================

Total Average Assets                                            $449,566         $27,310      $476,876
                                                          ==============================================

                                                             For the six months ended June 30, 2001
                                                          ----------------------------------------------
                                                                             Merchant
                                                             Community         Card          Total
                                                              Banking        Services       Company
                                                          ----------------------------------------------
                                                                         (in thousands)
Total interest income                                            $17,495         $   ---       $17,495
Total interest expense                                             7,363               5         7,368
Interest income/(expense) allocation                                (574)            574           ---
                                                          ----------------------------------------------
Net interest income                                                9,558             569        10,127
Provision for loan losses                                            ---             ---           ---
Total other operating income                                       1,085           1,832         2,917
Total other operating expense                                      5,999           1,083         7,082
                                                          ----------------------------------------------
Income before income taxes                                         4,644           1,318         5,962
Provision for income taxes                                         1,875             532         2,407
                                                          ----------------------------------------------
Net income                                                        $2,769            $786        $3,555
                                                          ==============================================

Total Average Assets                                            $418,849         $25,125      $443,974
                                                          ==============================================

                        This page is page 11 of 40 pages.

6.   Common Stock Repurchases and Trust Preferred Issuance

     In January and February 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's total shares outstanding, or 427,500 shares in January 2001 and 385,500 shares in February 2001, as adjusted for the three-for-two stock split announced September 20, 2001, of which all shares have been repurchased. In August 2001, the Company announced a third authorization to repurchase an additional 355,500 shares, as adjusted for the three-for-two stock split announced September 20, 2001. To date, 102,686 shares have been repurchased, as adjusted for the three-for-two stock split announced September 20, 2001. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions. The first two repurchase authorizations were funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering concluded on February 22, 2001. The financing, which qualifies for tier 1 capital treatment, for up to 25% of total tier 1 capital, bears an interest rate of 10.20% and is due in 30 years. Debt issuance costs, which amounted to approximately $300,000, are being amortized over the life of the offering.


7.   Real Estate Investment Trust

     On January 15, 2002, NBR formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending.


8.   New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 145 and No. 146. SFAS No. 145 applies for years beginning after May 14, 2002 and may be adopted sooner. SFAS No. 145 covers extinguishments of debt and leases, and includes some minor technical corrections. Under previous accounting guidance, gains or losses from extinguishments of debt were always treated as extraordinary items. Under SFAS No. 145 they will no longer be considered extraordinary, except under very limited conditions. Upon adoption of SFAS No. 145, any prior gains and losses from extinguishments of debt must be reclassified as ordinary gains and losses. Under SFAS No. 145, if a capital lease is modified to become an operating lease, it will be accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a new lease. SFAS No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and may be adopted sooner. A company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the future adoptions of SFAS No.


                        This page is page 12 of 40 pages.

145 and SFAS No. 146 to be material to the Company's consolidated financial position or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements (which involve the Company's plans, beliefs and goals, refer to estimates, projections or expectations or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors (many of which are beyond the Company's ability to control):

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

     o    Uncertainty   regarding  the  economic  outlook   resulting  from  the
          terrorist attacks on September 11, 2001.

     o Credit quality deterioration, which could cause an increase in the provision for loan losses.

     o    Dividend restrictions.

     o    Regulatory discretion.

     o Material losses in the Company's merchant credit card processing business from merchant or card holder fraud or merchant business failure and the ability of the Company to comply with the rules and regulations of the major credit card associations, such as Visa and Mastercard, as described under "Certain Important Considerations for Investors" in this report.

     o    Asset/liability repricing risks and liquidity risks.

     o    Changes in the securities markets.


                        This page is page 13 of 40 pages.

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

     The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2001 to June 30, 2002. Significant changes and trends in the Company's results of operations for the three and six months ended June 30, 2002, compared to the same period in 2001, are also discussed.


Summary of Financial Results

     The Company reported net income of $2,025,000 ($.56 per diluted share) for the three months ended June 30, 2002 as compared to $1,768,000 ($.47 per diluted share) for the same period in 2001, an increase of $257,000 in net income or 15%. This increase is due to an increase of $241,000 in noninterest income and an increase of $497,000 in net interest income, partially offset by an increase of $472,000 in noninterest expense. In addition, net income increased due to a decline in the Company's effective tax rate from 39.99% for the quarter ended June 30, 2001 to 36.96% for the quarter ended June 30, 2002. For further information, see "Income Taxes" in this section.

     Net income for the six months ended June 30, 2002 was $3,972,000 ($1.10 per diluted share) as compared to $3,555,000 ($.90 per diluted share) for the same period in 2001, an increase of $417,000 in net income or 12%. This increase is due to an increase of $694,000 in noninterest income and an increase of $185,000 in net interest income, partially offset by an increase of $560,000 in noninterest expense.

     On September 20, 2001, the Company announced a three-for-two stock split of its outstanding shares of common stock. Earnings per share information for all periods presented give effect to the stock split.

                       This page is page 14 of 40 pages.

Net Interest Income

     Net interest income increased from $4,826,000 in the second quarter of 2001 to $5,323,000 in the second quarter of 2002, which represents an increase of $497,000 or 10%. The increase in net interest income was driven by an increase in average earning assets of $38,282,000 from $415,645,000 for the quarter ended June 30, 2001 to $453,927,000 for the quarter ended June 30, 2002. The net interest margin for the second quarter of 2002 also improved to 4.70% from 4.66% one year ago.

     Net interest income for the six months ended June 30, 2002 was $10,312,000, which represents an increase of $185,000 when compared to the same period one year ago. The Company's net interest margin decreased to 4.64% for the six months ended June 30, 2002, as compared to 4.91% for the six months ended June 30, 2001. The decline in net interest margin during the six-month period of 2002 is due to the lower interest rate environment and the full six month impact of the Company's February 22, 2001 trust preferred debt financing. For further discussion of this matter, see 'Trust Preferred Securities' in this section.

     For the three months ended June 30, 2002, yield on earning assets decreased to 6.83% from 8.15% for the same period one year ago. The decrease in yield on earning assets is due to a decline in the general interest rate environment. Despite the decline in interest rates, average portfolio loans increased $32,509,000 or 10%, when compared to the same quarter in 2001. Average commercial real estate loans increased $29,196,000 or 29% and average installment and other loans increased $3,372,000 or 33% for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

     For the six months ended June 30, 2002, yield on earning assets decreased to 6.82% as compared to 8.48% for the six months ended June 30, 2001. While the Company has seen average earning assets grow to $447,790,000 for the six months ended June 30, 2002, as compared to $416,066,000 for the six months ended June 30, 2001, the decline in yield on earning assets is attributable to the decline in the general interest rate environment. Average portfolio loans increased $31,065,000 or 10% when compared to the same period in 2001. Average commercial real estate loans increased $26,940,000 or 27% and average installment and other loans increased $4,241,000 or 45% for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

     Yield paid on interest bearing liabilities decreased to 2.78% and 2.82% for the three and six months ended June 30, 2002 as compared to 4.51% and 4.65% for the same periods one year ago. This decline is attributable to a lower interest rate environment as discussed above.

     With the increase in average earning assets in the first six months of 2002, the Company's funding levels also increased as average interest bearing liabilities increased $25,390,000 or 8% as compared to the same period one year ago. The average balance of time deposits increased $21,789,000 during the first six months of 2002 as compared to the same period one year ago. The growth in time deposits in 2002 is a result of the Company's efforts to fund earning asset growth and build its deposit portfolio. In addition to growth in interest bearing deposits, average non interest bearing demand deposits increased $11,684,000 or 13% for the quarter ended June 30, 2002 when compared to the same quarter one year ago.

                       This page is page 15 of 40 pages.

     The following is an analysis of the Company's net interest margin for the indicated periods:


                                          Three months ended                   Three months ended
                                            June 30, 2002                         June 30, 2001
                                 ------------------------------------- ------------------------------------

                                   Average                   %           Average                  %
(dollars in thousands)             Balance    Interest   Yield/Rate      Balance   Interest   Yield/Rate
                                 ------------------------------------- ------------------------------------

Commercial loans                   $70,320      $1,204         6.87%     $73,152      $1,664        9.12%
Real estate-mortgage loans          93,107       1,673         7.21       93,736       1,923        8.23
Real estate-commercial loans       131,313       2,542         7.76      102,117       2,263        8.89
Construction loans                  43,499         902         8.32       40,294         934        9.30
Installment and other               13,743         163         4.76       10,371         183        7.08
Deferred loan fees                    (659)        ---          ---         (856)        ---         ---
                                 -----------------------               ----------------------
  Portfolio loans                  351,323       6,484         7.40      318,814       6,967        8.77


Mortgage loans held for sale           147           2         5.46          ---         ---         ---
Investments                         76,050       1,128         5.95       74,546       1,212        6.52
Federal funds sold                  26,407         120         1.82       22,285         263        4.73
                                 -----------------------               ----------------------
  Total earning assets (1)        $453,927       7,734         6.83     $415,645       8,442        8.15
                                 =============                         =============

Interest bearing transaction
  accounts                        $122,311        $446         1.46     $123,727         782        2.54
Time deposits                      211,333       1,686         3.20      184,540       2,551        5.54
Other borrowings                    13,960         279         8.02       13,211         283        8.59
                                 -----------------------               ----------------------
  Total interest-bearing
    liabilities                   $347,604       2,411         2.78%    $321,478       3,616        4.51%
                                 =============                         =============

                                             -----------                           ----------
Net interest income                             $5,323                                $4,826
                                             ===========                           ==========
Net interest income to
  earning assets                                               4.70%                                4.66%




                       This page is page 16 of 40 pages.

                                          Six months ended                    Six months ended
                                           June 30, 2002                       June 30, 2001
                                 ----------------------------------- -----------------------------------

                                    Average                  %          Average                  %
(dollars in thousands)              Balance    Interest Yield/Rate      Balance    Interest Yield/Rate
                                 ----------------------------------- -----------------------------------

Commercial loans                      $69,838    $2,402       6.94%       $70,773    $3,409       9.71%
Real estate-mortgage loans             95,087     3,382       7.17         95,820     3,932       8.28
Real estate-commercial loans          127,225     4,835       7.66        100,285     4,452       8.95
Construction loans                     44,547     1,765       7.99         43,300     2,202      10.26
Installment and other                  13,683       316       4.66          9,442       361       7.71
Deferred loan fees                       (591)      ---       ---            (896)      ---     ---
                                 ------------------------            ------------------------
  Portfolio loans                     349,789    12,700       7.32        318,724    14,356       9.08


Mortgage loans held for sale               91         3       6.65            ---       ---     ---
Investments                            72,523     2,216       6.16         76,235     2,599       6.87
Federal funds sold                     25,387       224       1.78         21,107       540       5.16
                                 ------------------------            ------------------------
  Total earning assets (1)           $447,790    15,143       6.82       $416,066    17,495       8.48
                                 ==============                      ==============

Interest bearing transaction
  accounts                           $123,343       868       1.42       $123,907     1,630       2.65
Time deposits                         207,837     3,426       3.32        186,048     5,303       5.75
Other borrowings                       14,064       537       7.70          9,899       435       8.86
                                 ------------------------            ------------------------
  Total interest-bearing
    liabilities                      $345,244     4,831       2.82%      $319,854     7,368       4.65%
                                 ==============                      ==============

                                              -----------                         -----------
Net interest income                             $10,312                             $10,127
                                              ===========                         ===========
Net interest income to
  earning assets                                             4.64%                                4.91%


(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).


                       This page is page 17 of 40 pages.

     The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2002 and 2001. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.


                                                            Three months ended
                                                       June 30, 2002 compared to the
                                                     three months ended June 30, 2001
                                                  ----------------------------------------
                                                     Volume        Rate         Total
                                                  ----------------------------------------
                                                               (in thousands)
Increase/(decrease) in interest income:
  Commercial loans                                       ($62)       ($398)       ($460)
  Real estate-mortgage loans                              (13)        (237)        (250)
  Real estate-commercial loans                            590         (311)         279
  Construction loans                                       71         (103)         (32)
  Installment and other                                    50          (70)         (20)
  Mortgage loans held for sale                              2          ---            2
  Investments                                              24         (108)         (84)
  Federal funds sold                                       42         (185)        (143)
                                                  ----------------------------------------
Total increase/(decrease)                                 704       (1,412)        (708)
                                                  ----------------------------------------

Increase/(decrease) in interest expense:
  Interest-bearing transaction accounts                    (9)        (327)        (336)
  Time deposits                                           330       (1,195)        (865)
  Other borrowings                                         16          (20)          (4)
                                                  ----------------------------------------
Total increase/decrease)                                  337       (1,542)      (1,205)
                                                  ----------------------------------------

Increase/(decrease) in net interest income               $367         $130         $497
                                                  ========================================

                                                      Six months ended June 30, 2002
                                                            compared to the six
                                                        months ended June 30, 2001
                                                  ----------------------------------------
                                                     Volume        Rate         Total
                                                  ----------------------------------------
                                                               (in thousands)
Increase/(decrease) in interest income:
  Commercial loans                                       ($44)       ($963)     ($1,007)
  Real estate-mortgage loans                              (30)        (520)        (550)
  Real estate-commercial loans                          1,084         (701)         383
  Construction loans                                       62         (499)        (437)
  Installment and other                                   128         (173)         (45)
  Mortgage loans held for sale                              3          ---            3
  Investments                                            (122)        (261)        (383)
  Federal funds sold                                       93         (409)        (316)
                                                  ----------------------------------------
Total increase/(decrease)                               1,174       (3,526)      (2,352)
                                                  ----------------------------------------

Increase/ (decrease) in interest expense:
  Interest-bearing transaction accounts                    (7)        (755)        (762)
  Time deposits                                           564       (2,441)      (1,877)
  Other borrowings                                        165          (63)         102
                                                  ----------------------------------------
Total increase/ (decrease)                                722       (3,259)      (2,537)
                                                  ----------------------------------------

Increase/(decrease) in net interest income               $452        ($267)        $185
                                                  ========================================



                       This page is page 18 of 40 pages.

Provision for Loan Losses

     Due to the absence of significant net loan charge-offs, little change in loan portfolio asset quality and the balance in the allowance for loan losses, there was no provision for loan losses for the three and six months ended June 30, 2002 and 2001. For further information, see "Allowance for Loan Losses" and "Nonperforming Assets" in this section.


Noninterest Income and Expense and Income Taxes

Noninterest Income

     The following tables set forth the components of the Company's noninterest income for the three and six months ended June 30, 2002, as compared to the same period in 2001.



                                                              Three Months Ended
                                                                   June 30,                  $            %
                                                      ------------------------------
                                                         2002              2001            Change      Change
                                                      ------------     -------------    --------------------------
                                                         (dollars in thousands)

Service charges on deposit accounts                        $308             $266              $42          16%
Merchant draft processing, net                            1,197            1,019              178          17
Loan servicing income                                        81               80                1           1
Other income                                                207              187               20          11
                                                      ------------     -------------    -------------
Total noninterest income                                 $1,793           $1,552             $241          16%
                                                      ============     =============    =============


     Noninterest income increased $241,000, or 16%, to $1,793,000 for the three months ended June 30, 2002 when compared to $1,552,000 for the same period in 2001. During this period, such increase was primarily due to an increase of $178,000 in merchant card net revenue, and an increase in service charges of $42,000. The increase in merchant card net revenue is due to an increase in processing revenue brought about by the Company's efforts to build its overall merchant card services business through direct marketing efforts and new independent sales organization (ISO) relationships.


                                                              Six Months Ended
                                                                  June 30,                   $            %
                                                      ------------------------------
                                                         2002              2001           Change        Change
                                                      ------------      ------------   ----------------------------
                                                         (dollars in thousands)

Service charges on deposit accounts                        $622              $535            $87           16%
Merchant draft processing, net                            2,376             1,832            544           30
Loan servicing income                                       135               157            (22)         (14)
Net realized gains on investment securities
  available for sale                                         35               ---             35          ---
Other income                                                443               393             50           13
                                                      ------------      ------------   --------------
Total noninterest income                                 $3,611            $2,917           $694           24%
                                                      ============      ============   ==============



                       This page is page 19 of 40 pages.

     Noninterest income increased $694,000, or 24%, to $3,611,000 for the six months ended June 30, 2002 when compared to $2,917,000 for the same period in 2001. During this period, such increase was primarily due to an increase of $544,000 in merchant card net revenue, an increase in service charges of $87,000 and an increase in other income of $50,000. The increase in merchant card net revenue is due to an increase in processing revenue, as discussed above.


Noninterest Expense

     The following tables set forth the components of the Company's noninterest expense during the three and six months ended June 30, 2002, as compared to the same period in 2001.


                                          Three Months Ended
                                               June 30,             $         %
                                      -------------------------
                                          2002         2001       Change    Change
                                      ------------ ------------ ---------------------
                                        (dollars in thousands)

Salaries and employee benefits               $2,302       $1,989     $313       16 %
Occupancy and equipment expense                 533          503       30        6
Other                                         1,069          940      129       14
                                      -------------- ------------ -----------
Total noninterest expense                    $3,904       $3,432     $472       14 %
                                      ============== ============ ===========


     Noninterest expense increased by $472,000, or 14%, to $3,904,000 during the second quarter of 2002 as compared to $3,432,000 for the second quarter of 2001. The increase in noninterest expense for the three-month period ended June 30, 2002, as compared to the same period ended June 30, 2001, was primarily attributable to an increase in salaries and employee benefits of $313,000 and an increase in other expense of $129,000. The increase in salaries and employee benefits was primarily due to an increase in the number of full time equivalent employees employed by the Company. At June 30, 2002, the number of full time equivalent employees totaled 155 as compared to 145 at June 30, 2001. Other expenses increased during the period partially as a result of computer system improvements and expenses incurred in association with NBR Real Estate Trust, as described below.


                                         Six Months Ended
                                              June 30,             $         %
                                      ------------------------
                                         2002        2001        Change    Change
                                      ------------ -----------  ---------------------
                                      (dollars in thousands)

Salaries and employee benefits             $4,348      $4,221        $127         3%
Occupancy and equipment expense             1,057         992          65         7
Other                                       2,237       1,869         368        20
                                      ------------ ------------ -----------
Total noninterest expense                  $7,642      $7,082        $560         8%
                                      ============ ============ ===========


     Noninterest expense increased by $560,000, or 8%, to $7,642,000 during the six months ended June 30, 2002 as compared to $7,082,000 for the same period one year ago. The increase in noninterest expense was due to an increase in salaries and employee benefits of $127,000 and

                       This page is page 20 of 40 pages.

an increase in other expense of $368,000. The increase in salaries and employee benefits was primarily due to the increase in the number of full time equivalent employees, as described above. Other expenses increased during 2002 partially as a result of technological improvements made to the Company's internal computer systems and expenses incurred in association with the formation of NBR Real Estate Investment Trust.

Income Taxes

     The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 36.96% and 36.76% for the three and six months ended June 30, 2002, as compared to 39.99% and 40.37% for the same periods in 2001. On January 15, 2002, NBR formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending. In addition, the favorable state income tax treatment on the income of this trust resulted in a reduction of the Company's effective tax rate.


Business Segments

     The Company  operates in two  principal  product  and service  lines:  core community banking and merchant credit card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with treasury and depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 48,000 merchants throughout the United States.

Summary financial data by business segment for the indicated periods is as follows:



                                                               For the quarter ended June 30, 2002
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)

Total interest income                                               $7,734        $   ---        $7,734
Total interest expense                                               2,395             16         2,411
Interest income/(expense) allocation                                  (176)           176           ---
                                                          -----------------------------------------------
Net interest income                                                  5,163            160         5,323
Provision for loan losses                                              ---            ---           ---
Total other operating income                                           596          1,197         1,793
Total other operating expense                                        3,261            643         3,904
                                                          -----------------------------------------------
Income before income taxes                                           2,498            714         3,212
Provision for income taxes                                             923            264         1,187
                                                          -----------------------------------------------
Net income                                                          $1,575           $450        $2,025
                                                          ===============================================

Total Average Assets                                              $455,964        $27,906      $483,870
                                                          ===============================================


                       This page is page 21 of 40 pages.

                                                                For the quarter ended June 30, 2001
                                                          ------------------------------------------------
                                                                               Merchant
                                                              Community          Card          Total
                                                               Banking         Services       Company
                                                          ------------------------------------------------
                                                                          (in thousands)
Total interest income                                               $8,442        $   ---       $8,442
Total interest expense                                               3,614              2        3,616
Interest income/(expense) allocation                                  (263)           263          ---
                                                          ------------------------------------------------
Net interest income                                                  4,565            261        4,826
Provision for loan losses                                              ---            ---          ---
Total other operating income                                           533          1,019        1,552
Total other operating expense                                        2,896            536        3,432
                                                          ------------------------------------------------
Income before income taxes                                           2,202            744        2,946
Provision for income taxes                                             880            298        1,178
                                                          ------------------------------------------------
Net income                                                          $1,322           $446       $1,768
                                                          ================================================

Total Average Assets                                              $418,208        $25,653     $443,861
                                                          ================================================

                                                             For the six months ended June 30, 2002
                                                          ----------------------------------------------
                                                                             Merchant
                                                             Community         Card          Total
                                                              Banking        Services       Company
                                                          ----------------------------------------------
                                                                         (in thousands)
Total interest income                                            $15,143         $   ---       $15,143
Total interest expense                                             4,813              18         4,831
Interest income/(expense) allocation                                (332)            332           ---
                                                          ----------------------------------------------
Net interest income                                                9,998             314        10,312
Provision for loan losses                                            ---             ---           ---
Total other operating income                                       1,235           2,376         3,611
Total other operating expense                                      6,349           1,293         7,642
                                                          ----------------------------------------------
Income before income taxes                                         4,884           1,397         6,281
Provision for income taxes                                         1,797             512         2,309
                                                          ----------------------------------------------
Net income                                                        $3,087            $885        $3,972
                                                          ==============================================

Total Average Assets                                            $449,566         $27,310      $476,876
                                                          ==============================================

                                                             For the six months ended June 30, 2001
                                                          ----------------------------------------------
                                                                             Merchant
                                                             Community         Card          Total
                                                              Banking        Services       Company
                                                          ----------------------------------------------
                                                                         (in thousands)
Total interest income                                            $17,495         $   ---       $17,495
Total interest expense                                             7,363               5         7,368
Interest income/(expense) allocation                                (574)            574           ---
                                                          ----------------------------------------------
Net interest income                                                9,558             569        10,127
Provision for loan losses                                            ---             ---           ---
Total other operating income                                       1,085           1,832         2,917
Total other operating expense                                      5,999           1,083         7,082
                                                          ----------------------------------------------
Income before income taxes                                         4,644           1,318         5,962
Provision for income taxes                                         1,875             532         2,407
                                                          ----------------------------------------------
Net income                                                        $2,769            $786        $3,555
                                                          ==============================================

Total Average Assets                                            $418,849         $25,125      $443,974
                                                          ==============================================

                       This page is page 22 of 40 pages.

     Community Banking

     The Community Banking segment's income before income tax increased for the three and six months ended June 30, 2002 when compared to the same period in 2001. The increase was primarily due to an increase in net interest income. Net interest income increased $598,000 and $440,000 for the three and six months ended June 30, 2002, principally due to an increase in earning assets, offset by a decline in the general interest rate environment and the issuance of pooled trust preferred debt securities, which have been fully allocated to the Community Banking segment. The Company increased its loan portfolio during the first six months of 2002 through renewed marketing efforts. For the quarter ended June 30, 2002, total average portfolio loans were $351,323,000, up 10% from $318,814,000 for the quarter ended June 30, 2001.

     Merchant Card Services

     The Company's merchant credit card segment earned $450,000 and $885,000 for the three and six months ended June 30, 2002 compared to $446,000 and $786,000 for the same periods in 2001. The increase in the unit's net income was due to an increase in processing revenue brought about by the Company's efforts to build its overall merchant card services business through direct marketing efforts and new independent sales organization (ISO) relationships. The merchant credit card segment's net income comprised approximately 22% of the Company's consolidated net income for the three and six months ended June 30, 2002 as compared to 25% and 22% for the same periods one year ago.

     The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant refuses or is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,251,000 and $1,240,000 as of June 30, 2002 and 2001, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management's evaluation regarding merchant and ISO risk. The Company utilizes the services of ISOs to acquire merchants as customers. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $49,000 and $108,000 for the three and six months ended June 30, 2002, as compared to $54,000 and $74,000 for the same periods ended June 30, 2001. For further discussion, see "Certain Important Considerations for Investors" in this section.


                       This page is page 23 of 40 pages.

     The following table summarizes the Company's merchant card allowance for charge-back losses for the periods indicated:

                                                Three months ended        Six months ended
                                                     June 30,                 June 30,
                                                 2002        2001         2002        2001
                                             --------------------------------------------------
                                                              (in thousands)

                     Beginning allowance          $1,233      $1,266        $1,212     $1,276
                     Provision for losses             49          54           108         74
                     Recoveries                        3          33            11         79
                     Charge-offs                     (34)       (113)          (80)      (189)
                                             ------------------------- ------------------------
                     Ending allowance             $1,251      $1,240        $1,251     $1,240
                                             ========================= ========================


Investment Securities

     Total investment securities increased to $75,553,000, as of June 30, 2002, compared to $64,975,000 as of December 31, 2001. The Company's average federal funds sold position was $25,387,000 for the first six months of 2002 as compared to $21,107,000 for the same period in 2001. Growth of the investment securities portfolio and the Company's overnight investment position was driven by the need to invest proceeds from the Company's deposit growth.

Loans

     Total loans increased to $357,862,000 at June 30, 2002 compared to $351,649,000 at December 31, 2001. The Company's residential loan portfolio has experienced substantial paydown activity during the first six months of 2002. Despite this paydown activity, the Company continues to focus on growth in the overall loan portfolio through marketing efforts and a general expansion of businesses within the Company's market area. Commercial real estate loans increased $18,564,000 to $140,020,000, at June 30, 2002, compared to
$121,456,000 at December 31, 2001.

     The following table summarizes the composition of the loan portfolio at June 30, 2002 and December 31, 2001:


                                       June 30, 2002                December 31, 2001
                                ----------------------------   -----------------------------
                                      Amount          %              Amount          %
                                ----------------------------   -----------------------------
                                                  (dollars in thousands)
 Residential real estate mortgage        $93,698       26%            $101,175       29%
 Commercial real estate mortgage         140,020       40              121,456       34
 Commercial                               69,464       19               70,438       20
 Real estate construction                 43,152       12               46,501       13
 Installment and other                    12,223        3               12,567        4
 Less net deferred loan fees                (695)     ---                 (488)     ---
                                ----------------------------   -----------------------------
     Total portfolio loans               357,862      100%             351,649      100%
                                                  ==========                    ============
 Less allowance for loan losses           (7,586)                       (7,580)
                                -------------------            ------------------
     Net loans                          $350,276                      $344,069
                                ===================            ==================

                       This page is page 24 of 40 pages.

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

     The following table summarizes changes in the Company's allowance for loan losses for the indicated periods:



                                                          Three months ended          Six months ended
                                                               June 30,                    June 30
                                                       -------------------------  --------------------------
                                                           2002        2001           2002         2001
                                                       -------------------------  --------------------------
                                                                      (dollars in thousands)

              Beginning allowance for loan losses          $7,549      $7,696          $7,580      $7,674
              Provision for loan losses                       ---         ---             ---         ---
              Charge-offs                                     ---          (2)            (45)         (2)
              Recoveries                                       37          10              51          32
                                                       -------------------------  --------------------------
              Ending allowance for loan losses             $7,586      $7,704          $7,586      $7,704
                                                       =========================  ==========================


              Net charge-offs/(recoveries) to average
                 loans (annualized)                        (0.04%)      (0.01%)        (0.01%)      (0.02%)


     The allowance for loan losses as a percentage of total loans decreased slightly from 2.16%, at December 31, 2001, to 2.12% at June 30, 2002. The growth in the Company's loan portfolio is primarily comprised of commercial real estate loans that generally bear a lower credit risk than construction or commercial loans. Accordingly, under the Company's loan loss reserve methodology, such loans generally receive a lower loan loss reserve allocation as compared to commercial or construction loans.


                       This page is page 25 of 40 pages.

Nonperforming Assets

     The following table summarizes the Company's nonperforming assets at the dates indicated:



                                                       June 30,        December 31,
                                                         2002              2001
                                                    ----------------  ---------------
                                                         (dollars in thousands)
Nonaccrual loans                                             $1,765           $2,892
Accruing loans past due 90 days or more                         616              ---
Restructured loans                                              280              284
                                                    ----------------  ---------------
Total nonperforming loans                                     2,661            3,176
Other real estate owned                                         ---              ---
                                                    ----------------  ---------------
Total nonperforming assets                                   $2,661           $3,176
                                                    ================  ===============



Nonperforming assets to total assets                          0.53%            0.71%


     Nonperforming assets have decreased slightly from $3,176,000 or .71% of total assets, as of December 31, 2001, to $2,661,000 or .53% of total assets as of June 30, 2002. The decrease was attributable to a decrease of $1,127,000 in nonaccrual loans during this period.

     At June 30, 2002, nonperforming loans consist of loans to 12 borrowers, 4 of which have balances in excess of $100,000. The two largest have recorded balances of $632,000 and $463,000. One property is secured by commercial real estate, the other by commercial property. Based on information currently available, management believes that adequate reserves are included in the allowance for loan losses to cover any loss exposure that may result from these loans.

     At June 30, 2002, the Company did not have any properties classified as other real estate owned.

     Although the volume of nonperforming assets will depend in part on the future economic environment, there is one loan relationship which totals approximately $947,000 as of June 30, 2002, compared to three loan relationships totaling approximately $1,921,000 at December 31, 2001, about which management has serious doubts as to the ability of the borrower to comply with the present repayment terms. This loan may become a nonperforming asset based on the information presently known about possible credit problems of the borrower.

     At June 30, 2002, the Company's total recorded investment in impaired loans (as defined by SFAS 114 and 118) was $2,661,000, of which $2,381,000 relates to the recorded investment in loans for which there is a related allowance for loan losses of $243,000. The remaining $280,000 in impaired loans did not require a specific allowance for loan losses.



                       This page is page 26 of 40 pages.

     The Company's average recorded investment in impaired loans during the six months ended June 30, 2002 and 2001 was $2,056,000 and $1,358,000. The increase of $698,000 in the average recorded investment in impaired loans during the six months ending June 30, 2002 compared to the same period one year ago was primarily due to growth in nonperforming loans. Interest income recognized during the periods that such loans were impaired for the six months ended June 30, 2002 was $32,000, as compared to $15,000 and $44,000 for the three and six months ended June 30, 2001. There was no interest income recognized during the three months ended June 30, 2002.

     As of June 30, 2002, there was $1,765,000 of loans on which the accrual of interest had been discontinued as compared to $2,892,000 at December 31, 2001. During the three and six months ended June 30, 2002, interest due but excluded from interest income on loans placed on nonaccrual status was $11,000 and $47,000, as compared to $23,000 and $41,000 for the same periods one year ago. There was no interest income received on nonaccrual loans during the three and six months ended June 30, 2002, as compared to $2,000 and $5,000 during the three and six months ended June 30, 2001.

Mortgage Repurchase Commitments

     From time to time the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral, which had secured a mortgage loan sold by the Company. Such representations and warranties include the existence of a valid appraisal, status of borrower or fraud. In the first six months of 2002, the Company was not required to repurchase any such loans. The Company maintains a reserve for management's estimate of potential losses associated with the repurchase of previously sold mortgage loans. During the first quarter of 2002, the Company agreed to pay $33,000 for a settlement related to disputed title issues. Reserves for such losses totaled $60,000 as of June 30, 2002 and $93,000 as of December 31, 2001. The Company expects that it may be required to repurchase loans in the future.

Investment in REMIC

     In 1995, Allied Savings Bank ("Allied"), formerly a wholly owned subsidiary of the Company which merged into NBR in 1997, sold a COFI ARM mortgage pool whose carrying value was approximately $73,900,000 as part of a transaction that resulted in creating a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC issued three classes of mortgage pass-through mortgage certificates: A, B and C. The sale transaction took place as a result of Allied selling 100% interest in the COFI indexed ARM mortgage pool in exchange for cash of $71,500,000 and a Class B certificate which represented the first loss position with respect to any ultimate losses realized upon the liquidation of defaulted mortgage loans in the pool. As part of the sale transaction, Allied retained the servicing of the pool. The Class A and Class B certificates have sequential rights to principal payments, such that Class B certificates shall only receive principal payments after all Class A certificates are retired.


                       This page is page 27 of 40 pages.

     The composition of the original certificate balances along with their respective June 30, 2002 balances are as follows:

                  Original   June 30, 2002
                Certificate    Certificate
                 Face Value    Face Value
               ------------------------------

 Class A         $73,199,448      $3,192,642
 Class B           3,249,067       3,196,478
 Class C                 100             100
               ------------------------------
    Total pool   $76,448,615      $6,389,220
               ==============================

     Since inception the pool has realized losses of $52,590, which reduced the original face value of the Class B certificate. Management believes that the difference between the carrying amount of the Class B certificate of $3,172,374 and its face value of $3,196,478 is sufficient to absorb any future realized losses in the pool.


Contractual Obligations and Commitments


     The following table presents the Company's longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.


                                                             June 30, 2002
                                 ----------------------------------------------------------------------
                                   Less Than    One Through    Four Through   After Five
                                   One Year     Three Years     Five Years       Years       Total
                                 ----------------------------------------------------------------------
                                                            (in thousands)

 Trust preferred securities             $ ---           $ ---           $ ---     $10,000      $10,000
 Operating leases (premises)            1,362           1,467             429         273        3,531
                                 ----------------------------------------------------------------------
     Total long-term debt
         and operating leases          $1,362          $1,467            $429     $10,273      $13,531
                                 =========================================================


 Commitments to extend credit                                                                   75,004
 Standby letters of credit                                                                         373
                                                                                         --------------
     Total contractual obligations
         and commitments                                                                       $88,908
                                                                                         ==============





                       This page is page 28 of 40 pages.

Liquidity

     Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity have historically been associated with common stock repurchases, dividend payments made to common stock holders, interest payments relating to Redwood's trust preferred securities and operating expenses. It is Redwood's general policy to maintain liquidity at the parent level which management believes to be consistent with the safety and soundness of the Company as a whole. As of June 30, 2002, Redwood held $198,000 in deposits at NBR.

     Redwood's current cash dividend to its common shareholders is $.20 per common share per quarter. Further, Redwood is required to make semi-annual payments of interest at 10.2% on $10,000,000 of trust preferred securities issued in 2001. Payment of these obligations is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would become undercapitalized as a result. If NBR is restricted from paying dividends, Redwood might be unable to pay dividends to its common shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood in the future. The approval of the Office of the Comptroller of the Currency ("OCC"), is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Due to this requirement, NBR obtained such approval for its 2002 dividend plan from the OCC in January 2002.

     During the first six months of 2002, NBR declared a dividend payable to Redwood of $3,400,000. Management believes that as of June 30, 2002, the Company's liquidity position was adequate for the operations of Redwood and NBR.

     Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the six months ended June 30, 2002, the Company received cash of $2,694,000 from operating activities and $47,143,000 from financing activities, while using $16,509,000 in investing activities.


Capital Resources

     A strong capital base is essential to the Company's continued ability to service the needs of its customers. Capital protects depositors and the FDIC deposit insurance fund from potential losses and is a source of funds for the substantial investments necessary for the Company to remain competitive. In addition, adequate capital and earnings enable the Company to gain access to the capital markets to supplement its internal growth of capital. Capital is generated internally primarily through earnings retention.



                       This page is page 29 of 40 pages.

     The Company and NBR are required to maintain minimum capital ratios defined by various federal government regulatory agencies. The Board of Governors of the Federal Reserve System and the OCC have each established capital guidelines, which include minimum capital requirements. These regulations impose three sets of standards: "risk-based", "leverage" and "tangible" capital.

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

     The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiaries at June 30, 2002 and December 31, 2001.



                                     June 30, 2002                        December 31, 2001
                         --------------------------------------   -----------------------------------
                                          Well-      Minimum                    Well-      Minimum
                             Actual    Capitalized  Requirement      Actual  Capitalized Requirement
                         --------------------------------------   -----------------------------------
      Company
        Leverage                7.40%        5.00%        4.00%         7.46%      5.00%      4.00%
        Tier 1 risk-based       9.24         6.00         4.00          9.52       6.00       4.00
        Total risk-based       10.71        10.00         8.00         11.16      10.00       8.00

      NBR
        Leverage                7.47%        5.00%        4.00%         7.69%      5.00%      4.00%
        Tier 1 risk-based       9.31         6.00         4.00          9.82       6.00       4.00
        Total risk-based       10.57        10.00         8.00         11.08      10.00       8.00


     In January and February 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's total shares outstanding, or 427,500 shares in January 2001 and 385,500 shares in February 2001, as adjusted for the three-for-two stock split announced September 20, 2001, of which all shares have been repurchased. In August 2001, the Company announced a third authorization to repurchase an additional 355,500 shares, as adjusted for the three-for-two stock split announced September 20, 2001. To date, 102,686 shares have been repurchased, as adjusted for the three-for-two stock split announced September 20, 2001. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions. The first two repurchase authorizations were funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering which concluded on February 22, 2001.


                       This page is page 30 of 40 pages.

Trust Preferred Securities

     On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of June 30, 2002, the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities constitutes the trust preferred securities in the financial statements.

     The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of February 22, 2031, at the option of the Company; on or after February 22, 2021 at par; or on or after February 22, 2011 at a premium; or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

Certain Important Considerations for Investors

     Merchant Credit Card Processing. The Company's profitability can be negatively impacted should any of the Company's merchant credit card customers be unable to pay on charge-backs from cardholders. Due to a contractual obligation between the NBR and Visa and Mastercard, NBR stands in the place of the merchant in the event that a merchant refuses, or is unable due to bankruptcy or other reasons, to pay on charge-backs from cardholders. Management has taken certain actions to decrease the risk of merchant bankruptcy associated with its merchant credit card business. These steps include the discontinuance of high-risk accounts. Charge-back exposure can also result from fraudulent credit card transactions initiated by merchant customers. To mitigate merchant fraud risk, the Company employs certain underwriting standards when accepting a new merchant. Further, the Company monitors merchant activity for unusual transactions. In addition, the Company bears the risk of merchant nonpayment of applicable interchange, assessment and other fees. Failure by the merchants to pay such fees may adversely affect the Company's revenues. The Company utilizes ISOs to acquire merchant credit card customers. The Company's ability to maintain and grow net revenue from its merchant credit card processing operation is dependent upon maintaining and adding to these ISO relationships.



                       This page is page 31 of 40 pages.

     Merchant credit card processing services are highly regulated by credit card associations such as Visa. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. If the Company fails to comply with these credit card association standards, the Company's status as a member service provider and as a certified processor could be suspended or terminated. During November 1999, Visa adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affect the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average. At April 30, 2002 (the most recent period available from Visa), the Company's overall fraud ratio was less than the Visa requirement. Other Visa changes included the requirement that total processing volume in certain high-risk categories (as defined by Visa) be less than 20% of total processing volume. At June 30, 2002, the Company's total Visa transactions within these certain high-risk categories were 3.33% of total Visa processing volume. Other changes Visa announced included a requirement that weekly Visa volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital or the aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount. At June 30, 2002 the Company's weekly Visa volume was 50.39% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 5.33% of tangible equity capital and the aggregate charge-backs for the quarter were .39% of the interchange count and .45% of the interchange amount. Merchant credit card participants, such as the Company, must comply with these new Visa rules by filing a compliance plan with Visa. At June 30, 2002, the Company is in compliance with all rule changes that went into effect on March 31, 2001, based on Visa's acceptance of the Company's compliance plan. Should the Company be unable to comply with these rule changes, Visa will require collateral of one to four times the shortfall.

     Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At June 30, 2002, approximately 77% of the Company's loans were secured by real estate, of which 51% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located in Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, prolonged electrical power shortages or increases in energy costs in Northern California may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral and the Company's earnings.



                       This page is page 32 of 40 pages.

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



                       This page is page 33 of 40 pages.

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

     As of June 30, 2002, other than previously disclosed on page 27, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.

     Impact of New Accounting Standards. The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 145 and No. 146. SFAS No. 145 applies for years beginning after May 14, 2002 and may be adopted sooner. SFAS No. 145 covers extinguishments of debt and leases, and includes some minor technical corrections. Under previous accounting guidance, gains or losses from extinguishments of debt were always treated as extraordinary items. Under SFAS No. 145 they will no longer be considered extraordinary, except under very limited conditions. Upon adoption of SFAS No. 145, any prior gains and losses from extinguishments of debt must be reclassified as ordinary gains and losses. Under SFAS No. 145, if a capital lease is modified to become an operating lease, it will be accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a new lease. SFAS No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and may be adopted sooner. A company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an

                       This page is page 34 of 40 pages.

expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the future adoptions of SFAS No. 145 and SFAS No. 146 to be material to the Company's consolidated financial position or results of operations.



Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002

     The certification by the Company's chief executive officer and chief financial officer of this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), has been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.



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




                       This page is page 35 of 40 pages.

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

     The following table sets forth, as of June 30, 2002, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.



                                                     After Three   After Six   After One
                                           Within     Months but   Months but   Year But
                                           Three      Within Six   Within One   Within   After Five
                                           Months       Months       Year     Five Years    Years      Total
                                        -----------------------------------------------------------------------

                                                                (Dollars in thousands)
Interest earning assets:
Federal funds sold                         $34,863      $   ---    $   ---    $    ---       $ ---     $34,863
Investment securities and other              2,892        6,857     11,197      39,943      14,664      75,553
Mortgage loans held for sale                   313          ---        ---         ---         ---         313
Loans                                      108,477       51,954     40,758     124,561      32,112     357,862
                                        -----------------------------------------------------------------------
   Total interest-earning assets           146,545       58,811     51,955     164,504      46,775     468,591
                                        -----------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts      120,020          ---        ---         ---         ---     120,020
Time deposits                              101,410       56,085     54,101       6,957         ---     218,553
Trust preferred securities                     ---          ---        ---         ---      10,000      10,000
Short-term borrowings                        5,823          ---        ---         ---         ---       5,823
                                        -----------------------------------------------------------------------
  Total interest-bearing liabilities       227,253       56,085     54,101       6,957      10,000     354,396
                                        -----------------------------------------------------------------------

Interest rate sensitivity gap             ($80,708)      $2,726    ($2,146)   $157,548     $36,775
                                        ===========================================================
Cumulative interest rate sensitivity gap   (80,708)     (77,982)   (80,128)     77,420     114,196

Interest rate sensitivity gap ratio            0.64       1.05         0.96     23.65         4.68
Cumulative interest rate sensitivity
  gap ratio                                    0.64       0.72         0.76      1.22         1.32


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




                       This page is page 36 of 40 pages.

     Management expects that, in a declining interest rate environment, the Company's net interest margin would be expected to decline, and, in an increasing interest rate environment, the Company's net interest margin would tend to increase. The Company has experienced greater mortgage lending activity through mortgage refinancings and financing new home purchases as rates declined, and may increase its net interest margins in an increasing rate environment if more traditional commercial bank lending becomes a higher percentage of the overall earning assets mix. There can be no assurance, however, that under such circumstances the Company will experience the described relationships to declining or increasing interest rates.

     On a quarterly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a summary of interest rate risk exposure as of June 30, 2002 as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of up to 200 basis points up and 200 basis points down.


         June 30, 2002
         -------------
                                             Change in Annual                         Change in
         Change in Interest Rate            Net Interest Income                 Market Value of Equity
         -----------------------            -------------------                 ----------------------

               +200                               $616,000                          ($8,050,000)
               +100                               $390,000                          ($3,771,000)
               -100                              ($734,000)                          $1,157,000
               -200                            ($2,224,000)                          $1,709,000


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







                       This page is page 37 of 40 pages.

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

     a)   The Company held its Annual Meeting of Shareholders on May 21, 2002.

     b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Company's proxy statement for the Annual Meeting.

     c)   The vote for the nominated directors was as follows:

                  Nominee                     For                      Withheld
                  -------                     ---                      --------

          John H. Brenengen                 2,913,361                    5,498
          Dana R. Johnson                   2,916,375                    2,484
          Patrick W. Kilkenny               2,867,594                   51,265
          Gregory J. Smith                  2,916,116                    2,743
          William B. Stevenson              2,916,239                    2,620

          The vote for ratifying the appointment of Crowe Chizek and Company LLP as the Company's independent auditors was as follows:

                  For                       2,909,941
                  Against                       4,781
                  Abstain                       4,137
                  Broker Non-Vote             566,898


Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          None




                       This page is page 38 of 40 pages.

     b)   Reports on Form 8-K

          1. Form 8-K filing dated April 18, 2002 announcing first quarter 2002 results.

          2. Form 8-K filing dated April 5, 2002 announcing declaration of quarterly dividend.


















                       This page is page 39 of 40 pages.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             REDWOOD EMPIRE BANCORP
                                  (Registrant)




Date:  8/8/02               By:  /s/ James E. Beckwith
       ------                    ---------------------------------
                                 James E. Beckwith
                                 Executive Vice President,
                                 Chief Financial Officer and
                                 Chief Operating Officer
                                 (Principal Financial Officer and
                                 Duly Authorized Officer)






                       This page is page 40 of 40 pages.