Form 10-Q
period 2002-09-30
REDWOOD EMPIRE BANCORP
filed 2002-11-13
CIK 840007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSAUNT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  111 Santa Rosa Avenue, Santa Rosa, California           95404-4905
    (Address of principal executive offices)              (Zip Code)

       (Registrant's telephone number, including area code: (707) 537-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 4, 2002, there were 3,449,890 shares of the Registrant's common stock outstanding.


                        This page is page 1 of 46 pages.

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                                             Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 2002 and 2001.......................3

                  Consolidated Balance Sheets
                  September 30, 2002 and December 31, 2001......................................5

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2002 and 2001.................................6

                  Notes to Consolidated Financial Statements....................................8


       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.............................13

       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk............................................................37

       Item 4.    Controls and Procedures......................................................40


PART II. OTHER INFORMATION

       Item 2.    Changes in Securities and Use of Proceeds....................................41

       Item 6.    Exhibits and Reports on Form 8-K.............................................41


SIGNATURES.....................................................................................42

CERTIFICATIONS.................................................................................43

                         This page is page 2 of 46 pages.

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements

                                      REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                       Consolidated Statements of Operations
                                   (dollars in thousands except per share data)
                                                    (unaudited)

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,              September 30,
                                                                  2002           2001          2002        2001
                                                            --------------------------------------------------------
Interest income:
  Interest and fees on loans                                     $6,542          $6,954        $19,245      $21,310
  Interest on investment securities                               1,105           1,192          3,321        3,791
  Interest on federal funds sold                                    159             171            383          711
                                                            --------------------------------------------------------
Total interest income                                             7,806           8,317         22,949       25,812

Interest expense:
  Interest on deposits                                            2,265           3,018          6,559        9,951
  Interest on other borrowings                                      270             308            807          743
                                                            --------------------------------------------------------
Total interest expense                                            2,535           3,326          7,366       10,694
                                                            --------------------------------------------------------

Net interest income                                               5,271           4,991         15,583       15,118
Provision for loan losses                                           ---             ---            ---          ---
                                                            --------------------------------------------------------

Net interest income after provision for loan losses               5,271           4,991         15,583       15,118

Noninterest income:
  Service charges on deposit accounts                               288             284            910          819
  Merchant draft processing, net                                  1,322           1,098          3,698        2,930
  Loan servicing income                                              66              69            201          226
  Net realized gains on
    investment securities available for sale                        259              22            294           22
  Other income                                                      220             221            663          614
                                                            --------------------------------------------------------
Total noninterest  income                                         2,155           1,694          5,766        4,611

Noninterest expense:
  Salaries and employee benefits                                  2,346           2,066          6,694        6,287
  Occupancy and equipment expense                                   531             511          1,588        1,503
  Other                                                           1,426           1,052          3,663        2,921
                                                            --------------------------------------------------------
Total noninterest expense                                         4,303           3,629         11,945       10,711
                                                            --------------------------------------------------------

Income before income taxes                                        3,123           3,056          9,404        9,018
Provision for income taxes                                        1,165           1,224          3,474        3,631
                                                            --------------------------------------------------------


Net income                                                       $1,958          $1,832         $5,930       $5,387
                                                            ========================================================

Total comprehensive income                                       $2,018          $2,256         $6,427       $6,266
                                                            ========================================================


                                  (Continued)



                        This page is page 3 of 46 pages.

                                        REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                         Consolidated Statements of Operations
                                     (dollars in thousands except per share data)
                                                      (unaudited)
                                                      (Continued)


                                                                Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
                                                               2002             2001           2002           2001
                                                        ----------------------------------------------------------------

Basic earnings per common share:
   Net income                                                         $.56            $.51          $1.70         $1.43
  Weighted average shares - basic                                3,476,000       3,564,000      3,489,000     3,755,000

Diluted earnings per common share:
   Net income                                                         $.54            $.50          $1.64         $1.39
  Weighted average shares - diluted                              3,600,000       3,697,000      3,616,000     3,877,000

See Notes to Consolidated Financial Statements.


                                       (Concluded)




























                        This page is page 4 of 46 pages.

                                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                                               (dollars in thousands)
                                                                                    September 30,     December 31,
                                                                                         2002             2001
                                                                                   ----------------------------------
                                                                                     (unaudited)
Assets:
 Cash and due from banks                                                                    $16,672          $19,596
 Federal funds sold                                                                          37,429            4,653
                                                                                   ----------------------------------
   Cash and cash equivalents                                                                 54,101           24,249
 Investment securities:
   Held to maturity (fair value of $18,351 and $17,635)                                      17,731           17,402
   Available for sale, at fair value (amortized cost of $58,838 and $46,433)                 60,676           47,573
                                                                                   ----------------------------------
     Total investment securities                                                             78,407           64,975

 Mortgage loans held for sale                                                                   654              ---

 Loans:
     Residential real estate mortgage                                                        92,711          101,175
     Commercial real estate mortgage                                                        149,234          121,456
     Commercial                                                                              68,302           70,438
     Real estate construction                                                                45,403           46,501
     Installment and other                                                                   12,960           12,567
     Less net deferred loan fees                                                              (736)            (488)
                                                                                   ----------------------------------
         Total portfolio loans                                                              367,874          351,649
     Less allowance for loan losses                                                         (7,578)          (7,580)
                                                                                   ----------------------------------
         Net loans                                                                          360,296          344,069

 Premises and equipment, net                                                                  2,812            2,636
 Mortgage servicing rights, net                                                                   4                4
 Cash surrender value of life insurance                                                       3,576            3,443
 Other assets and interest receivable                                                        10,013            9,366
                                                                                   ----------------------------------
      Total assets                                                                         $509,863         $448,742
                                                                                   ==================================
 Liabilities and Shareholders' equity:
 Deposits:
   Noninterest bearing demand deposits                                                     $100,294          $86,969
   Interest-bearing transaction accounts                                                    121,740          121,457
   Time deposits one hundred thousand and over                                               77,660          112,638
   Other time deposits                                                                      152,320           76,348
                                                                                   ----------------------------------
     Total deposits                                                                         452,014          397,412

 Short-term borrowings                                                                        5,475            3,870
 Trust preferred securities                                                                  10,000           10,000
 Other liabilities and interest payable                                                      13,563           10,773
                                                                                   ----------------------------------
      Total liabilities                                                                     481,052          422,055

 Shareholders' equity:
   Preferred stock, no par value; authorized 2,000,000 shares;
       none issued and outstanding                                                              ---              ---
   Common stock, no par value; authorized 10,000,000 shares;
       issued and outstanding: 3,455,390 and 3,530,135 shares                                11,136           12,373
   Retained earnings                                                                         16,517           13,653
   Accumulated other comprehensive income, net of tax                                         1,158              661
                                                                                   ----------------------------------
      Total shareholders' equity                                                             28,811           26,687
                                                                                   ----------------------------------
      Total liabilities and shareholders' equity                                           $509,863         $448,742
                                                                                   ==================================

 See Notes to Consolidated Financial Statements.


                        This page is page 5 of 46 pages.

                                        REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                         Consolidated Statements of Cash Flows
                                                     (in thousands)
                                                      (unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                               2002         2001
                                                                                           --------------------------
    Cash flows from operating activities:

      Net income                                                                                 $5,930       $5,387

    Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and amortization, net                                                            192           14
      Loans originated for sale                                                                 (1,807)          ---
      Proceeds from sale of loans held for sale                                                   1,170          ---
      Net realized gains on securities available for sale                                         (294)         (22)
      Net realized gains on sale of loans held for sale                                            (13)          ---
      Change in other assets and interest receivable                                            (1,033)          293
      Change in other liabilities and interest payable                                            2,790          630
      Other, net                                                                                    ---           30
                                                                                           --------------------------
      Total adjustments                                                                           1,005          945
                                                                                           --------------------------

      Net cash from operating activities                                                          6,935        6,332

    Cash flows from investing activities:
      Net change in loans                                                                      (15,892)     (27,159)
      Purchases of investment securities available for sale                                    (33,816)     (24,818)
      Purchases of investment securities held to maturity                                       (2,499)      (1,326)
      Proceeds from sales of investment securities available for sale                             9,319        1,022
      Maturities of investment securities available for sale                                     12,292       24,058
      Maturities or calls of investment securities held to maturity                               2,332       12,886
      Purchases of premises and equipment, net                                                    (723)        (651)
      Proceeds from sale of other real estate owned                                                 ---          512
                                                                                           --------------------------
        Net cash from investing activities                                                     (28,987)     (15,476)

    Cash flows from financing activities:
      Net change in noninterest bearing demand deposits                                          13,325        2,539
      Net change in interest bearing transaction accounts                                           283      (4,774)
      Net change in time deposits                                                                40,994      (2,890)
      Net change in short-term borrowings                                                         1,605        (113)
      Issuance of trust preferred securities                                                        ---       10,000
      Repurchases of common stock                                                               (2,201)     (14,634)
      Cash dividends paid                                                                       (2,102)      (1,274)
                                                                                           --------------------------
        Net cash from financing activities                                                       51,904     (11,146)
                                                                                           --------------------------

    Net change in cash and cash equivalents                                                      29,852     (20,290)
    Cash and cash equivalents at beginning of period                                             24,249       43,927
                                                                                           --------------------------

    Cash and cash equivalents at end of period                                                  $54,101      $23,637
                                                                                           ==========================


                                                      (Continued)

                        This page is page 6 of 46 pages.

                                 REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                                              (in thousands)
                                               (unaudited)
                                               (Continued)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                  2002           2001
                                                                           -------------------------------

Supplemental Disclosures:

 Cash paid during the period for:
   Interest expense                                                                    $7,594     $10,759
   Income taxes                                                                         3,743       2,925






 See Notes to Consolidated Financial Statements.


                                               (Concluded)





                        This page is page 7 of 46 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Redwood Empire Bancorp's 2001 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company"), and its wholly owned subsidiaries, National Bank of the Redwoods ("NBR" or the "Bank") and Redwood Statutory Trust I ("RSTI"). All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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


                          This page is page 8 of 46 pages.

         The following table reflects the Company's pertinent earnings per share data.

                                                                        Three Months Ended
                                                                           September 30,
                                                              2002                               2001
                                                 -------------------------------    -------------------------------
                                                      Basic           Diluted           Basic           Diluted
                                                 ---------------   -------------    --------------   --------------
                                                               (in thousands, except per share data)
 Earnings per common share:

 Net income                                              $1,958          $1,958            $1,832           $1,832
 Earnings per share                                         .56             .54               .51              .50

 Weighted average common shares outstanding           3,476,000       3,600,000(1)      3,564,000        3,697,000(1)

1) The weighted average common shares outstanding include the dilutive effects of common stock options of 124,000 and 133,000 for the three months ended
     September 30, 2002 and September 30, 2001.

                                                                        Nine Months Ended
                                                                           September 30,
                                                              2002                               2001
                                                 -------------------------------    -------------------------------
                                                      Basic           Diluted           Basic           Diluted
                                                 ---------------   -------------    --------------   --------------
                                                               (in thousands, except per share data)
 Earnings per common share:

 Net income                                              $5,930          $5,930            $5,387           $5,387
 Earnings per share                                        1.70           .1.64             .1.43             1.39

 Weighted average common shares outstanding           3,489,000       3,616,000(1)      3,755,000        3,877,000(1)

1) The weighted average common shares outstanding include the dilutive effects of common stock options of 127,000 and 122,000 for the nine months ended
     September 30, 2002 and September 30, 2001.



3.       Comprehensive Income


         The Company's total comprehensive earnings presentation is as follows:


                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                        2002      2001        2002       2001
                                     ---------------------------------------------
                                                    (in thousands)

 Net income as reported                  $1,958     $1,832      $5,930     $5,387
 Other comprehensive income (net of
 tax):
   Change in unrealized holding gain
      on available for sale securities      223        437         682        892
   Reclassification adjustment             (163)       (13)       (185)       (13)
                                     ---------------------------------------------
 Total comprehensive income              $2,018     $2,256      $6,427     $6,266
                                     =============================================



                        This page is page 9 of 46 pages.

4.       Subsequent Event - Common Stock Cash Dividend

         On October 8, 2002, the Board of Directors declared a quarterly cash dividend of 20 cents per share on the Company's Common Stock. The dividend was payable on October 30, 2002 to shareholders of record on October 18, 2002.

5.       Business Segments

         The Company operates in two principal business segments: core community banking and merchant card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with all treasury and depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 44,000 merchants throughout the United States.

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

         Summary financial data by business segment for the indicated periods is as follows:

                                                             For the quarter ended September 30, 2002
                                                          -----------------------------------------------
                                                                             Merchant
                                                             Community         Card           Total
                                                              Banking        Services        Company
                                                          -----------------------------------------------
                                                                          (in thousands)

Total interest income                                            $7,806         $   ---         $7,806
Total interest expense                                            2,529               6          2,535
Interest income/(expense) allocation                               (147)            147            ---
                                                          -----------------------------------------------
Net interest income                                               5,130             141          5,271
Provision for loan losses                                           ---             ---            ---
Total other operating income                                        833           1,322          2,155
Total other operating expense                                     3,587             716          4,303
                                                          -----------------------------------------------
Income before income taxes                                        2,376             747          3,123
Provision for income taxes                                          886             279          1,165
                                                          -----------------------------------------------
Net income                                                       $1,490            $468         $1,958
                                                          ===============================================

Total Average Assets                                           $477,257         $26,638       $503,895
                                                          ===============================================

                       This page is page 10 of 46 pages.

                                                                For the quarter ended September 30, 2001
                                                            -------------------------------------------------
                                                                                Merchant
                                                                Community         Card           Total
                                                                 Banking        Services        Company
                                                            -------------------------------------------------
                                                                             (in thousands)
 Total interest income                                              $8,317        $    ---          $8,317
 Total interest expense                                              3,323              3            3,326
 Interest income/(expense) allocation                                 (266)            266             ---
                                                            -------------------------------------------------
 Net interest income                                                 4,728             263           4,991
 Provision for loan losses                                             ---             ---             ---
 Total other operating income                                          596           1,098           1,694
 Total other operating expense                                       3,062             567           3,629
                                                            -------------------------------------------------
 Income before income taxes                                          2,262             794           3,056
 Provision for income taxes                                            906             318           1,224
                                                            -------------------------------------------------
 Net income                                                         $1,356            $476          $1,832
                                                            =================================================

 Total Average Assets                                             $422,976         $27,589        $450,565
                                                            =================================================

                                                               For the nine months ended September 30, 2002
                                                              -----------------------------------------------
                                                                                Merchant
                                                                Community         Card           Total
                                                                 Banking        Services        Company
                                                              -----------------------------------------------
                                                                              (in thousands)
Total interest income                                                $22,949      $    ---         $22,949
Total interest expense                                                 7,342            24           7,366
Interest income/(expense) allocation                                    (479)          479             ---
                                                              -----------------------------------------------
Net interest income                                                   15,128           455          15,583
Provision for loan losses                                                ---           ---             ---
Total other operating income                                           2,068         3,698           5,766
Total other operating expense                                          9,936         2,009          11,945
                                                              -----------------------------------------------
Income before income taxes                                             7,260         2,144           9,404
Provision for income taxes                                             2,683           791           3,474
                                                              -----------------------------------------------
Net income                                                            $4,577        $1,353          $5,930
                                                              ===============================================

Total Average Assets                                                $458,776       $27,086        $485,862
                                                              ===============================================

                                                               For the nine months ended September 30, 2001
                                                               ----------------------------------------------
                                                                                Merchant
                                                                  Community       Card           Total
                                                                   Banking      Services        Company
                                                               ----------------------------------------------
                                                                              (in thousands)
Total interest income                                                 $25,812       $    ---      $25,812
Total interest expense                                                 10,686              8       10,694
Interest income/(expense) allocation                                     (840)           840          ---
                                                               ----------------------------------------------
Net interest income                                                    14,286            832       15,118
Provision for loan losses                                                 ---            ---          ---
Total other operating income                                            1,681          2,930        4,611
Total other operating expense                                           9,061          1,650       10,711
                                                               ----------------------------------------------
Income before income taxes                                              6,906          2,112        9,018
Provision for income taxes                                              2,781            850        3,631
                                                               ----------------------------------------------
Net income                                                             $4,125         $1,262       $5,387
                                                               ==============================================

Total Average Assets                                                 $420,341        $25,952     $446,293
                                                               ==============================================

                       This page is page 11 of 46 pages.

6.       Common Stock Repurchases and Trust Preferred Issuance

         In January and February 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's total shares outstanding, or 427,500 shares in January 2001 and 385,500 shares in February 2001, as adjusted for the three-for-two stock split announced September 20, 2001, of which all shares have been repurchased. In August 2001, the Company announced a third authorization to repurchase an additional 355,500 shares, as adjusted for the three-for-two stock split announced September 20, 2001. To date, 138,636 shares have been repurchased, as adjusted for the three-for-two stock split announced September 20, 2001. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions. The first two repurchase authorizations were funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering concluded on February 22, 2001. The financing, which qualifies for tier 1 capital treatment, for up to 25% of total tier 1 capital, bears an interest rate of 10.2% and is due in 30 years. Debt issuance costs, which amounted to approximately $300,000, are being amortized over the life of the offering.


7.       Real Estate Investment Trust

         On January 15, 2002, NBR formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending. For further discussion see "Income Taxes".


8.           New Accounting Pronouncements

         On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 Supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". SFAS No 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets". If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operation.

                       This page is page 12 of 46 pages.

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

     o Uncertainty regarding the economic outlook resulting from the terrorist attacks on September 11, 2001, as well as actions taken or to be taken by the U.S. or other governments as a result of such attacks or further acts or threats of terrorism.

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

     o    Changes in the securities markets.

                       This page is page 13 of 46 pages.

     o A decline in the health of the Northern California economy, including the long-term impact of the California energy crisis and the decline in the technology sector.

     o    Certain operational risks involving data processing systems or fraud.

     o The proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard setting bodies.

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

         The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2001 to September 30, 2002. Significant changes and trends in the Company's results of operations for the three and nine months ended September 30, 2002, compared to the same period in 2001, are also discussed.


Summary of Financial Results

         The Company reported net income of $1,958,000 ($.54 per diluted share) for the three months ended September 30, 2002 as compared to $1,832,000 ($.50 per diluted share) for the same period in 2001, an increase of $126,000 in net income or 7%. This increase is due to an increase of $461,000 in noninterest income and an increase of $280,000 in net interest income, partially offset by an increase of $674,000 in noninterest expense. In addition, net income increased due to a decline in the Company's effective tax rate from 40.05% for the quarter ended September 30, 2001 to 37.30% for the quarter ended September 30, 2002. For further information, see "Income Taxes" in this section.

         Net income for the nine months ended September 30, 2002 was $5,930,000 ($1.64 per diluted share) as compared to $5,387,000 ($1.39 per diluted share) for the same period in 2001, an increase of $543,000 in net income or 10%. This increase is due to an increase of $1,155,000 in noninterest income and an increase of $465,000 in net interest income, partially offset by an increase of $1,234,000 in noninterest expense. In addition, net income increased due to a decline in the Company's effective tax rate from 40.26% for the nine months ended September 30, 2001 to 36.94% for the nine months ended September 30, 2002. For further information, see "Income Taxes" in this section.


                       This page is page 14 of 46 pages.

         On September 20, 2001, the Company announced a three-for-two stock split of its outstanding shares of common stock. Earnings per share information for all periods presented give effect to the stock split.


Net Interest Income

         Net interest income increased from $4,991,000 in the third quarter of 2001 to $5,271,000 in the third quarter of 2002, which represents an increase of $280,000 or 6%. The increase in net interest income was driven by an increase in average earning assets of $53,960,000 from $422,592,000 for the quarter ended September 30, 2001 to $476,552,000 for the quarter ended September 30, 2002, offset by a decline of the net interest margin from 4.69% for the quarter ended September 30, 2001 to 4.39% for the quarter ended September 30, 2002. Such decline in the net interest margin is primarily due to the lower interest rate environment and the Company carrying $36,806,000 in lower yielding average overnight investments for the quarter ended September 30, 2002 as compared to $19,149,000 in such investments for the quarter ended September 30, 2001.

         Net interest income for the nine months ended September 30, 2002 was $15,583,000, which represents an increase of $465,000 when compared to the same period one year ago. The increase in net interest income was driven by an increase in average earning assets of $39,218,000 from $418,254,000 at September 30, 2001 to $457,472,000 for the nine months ended September 30, 2002. The Company's net interest margin decreased to 4.55% for the nine months ended September 30, 2002, as compared to 4.83% for the nine months ended September 30, 2001. The decline in net interest margin during the nine-month period of 2002 is due to the lower interest rate environment, the Company carrying $29,244,000 in lower yielding average overnight investments for the nine months ended September 30, 2002 as compared to $20,464,000 one year ago and the full nine-month impact of the Company's February 22, 2001 trust preferred debt financing. For further discussion of this matter, see "Trust Preferred Securities" in this section.

         For the three months ended September 30, 2002, yield on earning assets decreased to 6.50% from 7.81% for the same period one year ago. The decrease in yield on earning assets is due to a decline in the general interest rate environment. Despite the decline in interest rates, average portfolio loans increased $35,008,000 or 11%, when compared to the same quarter in 2001. Average commercial real estate loans increased $38,673,000 or 36% and average installment and other loans increased $4,273,000 or 39%, offset by a decline of $7,570,000, or 10% in average commercial loans for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

                       This page is page 15 of 46 pages.

         For the nine months ended September 30, 2002, yield on earning assets decreased to 6.71% as compared to 8.25% for the nine months ended September 30, 2001. While the Company has seen average earning assets grow to $457,472,000 for the nine months ended September 30, 2002, as compared to $418,254,000 for the nine months ended September 30, 2001, the decline in yield on earning assets is attributable to the decline in the general interest rate environment. Average portfolio loans increased $32,409,000 or 10% when compared to the same period in 2001. Average commercial real estate loans increased $30,891,000 or 30% and average installment and other loans increased $4,265,000 or 43% for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

         Yield paid on interest bearing liabilities decreased to 2.79% and 2.81% for the three and nine months ended September 30, 2002 as compared to 4.09% and 4.46% for the same periods one year ago. This decline is attributable to a lower interest rate environment as discussed above.

         With the increase in average earning assets in the first nine months of 2002, the Company's funding levels also increased as average interest bearing liabilities increased $29,428,000 or 9% as compared to the same period one year ago. The average balance of time deposits increased $28,486,000 during the nine months ended September 30, 2002 as compared to the same period one year ago. The growth in time deposits during 2002 is a result of the Company's efforts to fund earning asset growth and build its deposit portfolio. In addition to growth in interest bearing deposits, average non interest bearing demand deposits increased $11,441,000 or 12% for the quarter ended September 30, 2002 when compared to the same quarter one year ago.





                       This page is page 16 of 46 pages.

         The following is an analysis of the Company's net interest margin for the indicated periods:


                                                         Three months ended                      Three months ended
                                                         September 30, 2002                      September 30, 2001
                                                --------------------------------------  -------------------------------------

                                                   Average                   %            Average                   %
(dollars in thousands)                             Balance    Interest   Yield/Rate       Balance    Interest   Yield/Rate
                                                --------------------------------------  -------------------------------------

Real estate-mortgage loans                        $93,039       $1,645         7.01%      $93,952      $1,864         7.87%
Real estate-commercial loans                      145,339        2,679         7.31       106,666       2,280         8.48
Commercial loans                                   67,146        1,187         7.01        74,716       1,697         9.01
Real estate construction loans                     41,988          841         7.95        41,353         940         9.02
Installment and other                              15,311          179         4.64        11,038         173         6.22
Deferred loan fees                                   (702)         ---           ---         (612)        ---          ---
                                                ------------------------                -----------------------
  Portfolio loans                                 362,121        6,531         7.16       327,113       6,954         8.43

Mortgage loans held for sale                          467           11         9.34           ---         ---          ---
Investments                                        77,158        1,105         5.68        76,330       1,192         6.20
Federal funds sold                                 36,806          159         1.71        19,149         171         3.54
                                                ------------------------                -----------------------
  Total earning assets (1)                       $476,552        7,806         6.50      $422,592       8,317         7.81
                                                ==============                          =============

Interest bearing transaction accounts            $119,070         $436         1.45      $123,410         674         2.17
Time deposits                                     226,124        1,829         3.21       184,415       2,344         5.04
Other borrowings                                   14,901          270         7.19        14,875         308         8.21
                                                ------------------------                ------------------------
   Total interest-bearing liabilities            $360,095        2,535         2.79%     $322,700       3,326         4.09%
                                                ==============                          =============

                                                             -----------                            -----------
Net interest income                                             $5,271                                 $4,991
                                                             ===========                            ===========
Net interest income to
  earning assets                                                               4.39%                                  4.69%







                       This page is page 17 of 46 pages.

                                                 Nine months ended                     Nine months ended
                                                September 30, 2002                    September 30, 2001
                                       -------------------------------------- ------------------------------------

                                          Average                   %            Average                   %
(dollars in thousands)                    Balance    Interest   Yield/Rate       Balance    Interest  Yield/Rate
                                       -------------------------------------- ------------------------------------

Real estate-mortgage loans                  $94,391    $5,026       7.12%          $95,185    $5,796        8.14%
Real estate-commercial loans                133,314     7,515       7.54           102,423     6,732        8.79
Commercial loans                             68,929     3,589       6.96            72,092     5,106        9.47
Real estate construction loans               43,681     2,606       7.98            42,643     3,142        9.85
Installment and other                        14,246       495       4.65             9,981       534        7.15
Deferred loan fees                             (629)      ---        ---              (801)      ---        ---
                                       ------------------------               -------------------------
  Portfolio loans                           353,932    19,231       7.26           321,523    21,310        8.86

Mortgage loans held for sale                    219        14       8.55               ---       ---        ---
Investments                                  74,077     3,321       5.99            76,267     3,791        6.65
Federal funds sold                           29,244       383       1.75            20,464       711        4.65
                                       ------------------------               -------------------------
  Total earning assets (1)                 $457,472    22,949       6.71          $418,254    25,812        8.25
                                       ==============                         ==============

Interest bearing transaction accounts      $121,906     1,303       1.43          $123,730     2,304        2.49
Time deposits                               213,988     5,256       3.28           185,502     7,647        5.51
Other borrowings                             14,347       807       7.52            11,581       743        8.58
                                       ------------------------               -------------------------
   Total interest-bearing liabilities      $350,241     7,366       2.81%         $320,813    10,694        4.46%
                                       ==============                         ==============
                                                    -----------                            ------------
Net interest income                                   $15,583                                $15,118
                                                    ===========                            ============
Net interest income to
  earning assets                                                    4.55%                                   4.83%


(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).



                       This page is page 18 of 46 pages.

         The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2002 and 2001. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

                                                              Three months ended
                                                      September 30, 2002 compared to the
                                                     three months ended September 30, 2001
                                                     -------------------------------------
                                                        Volume       Rate       Total
                                                     -------------------------------------
                                                                (in thousands)
 Increase/(decrease) in interest income:
   Real estate-mortgage loans                               ($18)      ($201)      ($219)
   Real estate-commercial loans                              744        (345)        399
   Commercial loans                                         (160)       (350)       (510)
   Real estate construction loans                             14        (113)        (99)
   Installment and other                                      57         (51)          6
   Mortgage loans held for sale                               11         ---          11
   Investments                                                13        (100)        (87)
   Federal funds sold                                        105        (117)        (12)
                                                     -------------------------------------
 Total increase/(decrease)                                   766      (1,277)       (511)
                                                     -------------------------------------

 Increase/(decrease) in interest expense:
   Interest-bearing transaction accounts                     (23)       (215)       (238)
   Time deposits                                             456        (971)       (515)
   Other borrowings                                            1         (39)        (38)
                                                     -------------------------------------
 Total increase/(decrease)                                   434      (1,225)       (791)
                                                     -------------------------------------

 Increase/(decrease) in net interest income                 $332        ($52)       $280
                                                     =====================================

                                                              Nine months ended
                                                     September 30, 2002 compared to the
                                                    nine months ended September 30, 2001
                                                  -----------------------------------------
                                                     Volume        Rate         Total
                                                  -----------------------------------------
                                                               (in thousands)
Increase/(decrease) in interest income:
  Real estate-mortgage loans                             ($48)       ($722)       ($770)
  Real estate-commercial loans                          1,834       (1,051)         783
  Commercial loans                                       (216)      (1,301)      (1,517)
  Real estate construction loans                           75         (611)        (536)
  Installment and other                                   184         (223)         (39)
  Mortgage loans held for sale                             14          ---           14
  Investments                                            (106)        (364)        (470)
  Federal funds sold                                      228         (556)        (328)
                                                  -----------------------------------------
Total increase/(decrease)                               1,965       (4,828)      (2,863)
                                                  -----------------------------------------

Increase/ (decrease) in interest expense:
  Interest-bearing transaction accounts                   (33)        (968)      (1,001)
  Time deposits                                         1,044       (3,435)      (2,391)
  Other borrowings                                        163          (99)          64
                                                  -----------------------------------------
Total increase/ (decrease)                              1,174       (4,502)      (3,328)
                                                  -----------------------------------------

Increase/(decrease) in net interest income               $791        ($326)        $465
                                                  =========================================


                       This page is page 19 of 46 pages.

Provision for Loan Losses

         Due to the absence of significant net loan charge-offs, little change in loan portfolio asset quality and the balance in the allowance for loan losses, there was no provision for loan losses for the three and nine months ended September 30, 2002 and 2001. For further information, see "Allowance for Loan Losses" and "Nonperforming Assets" in this section.


Noninterest Income and Expense and Income Taxes

Noninterest Income

         The following tables set forth the components of the Company's noninterest income for the three and nine months ended September 30, 2002, as compared to the same period in 2001.


                                                                Three Months Ended
                                                                  September 30,                  $            %
                                                       --------------------------------
                                                           2002               2001            Change        Change
                                                       -------------      -------------    ----------------------------
                                                           (dollars in thousands)

Service charges on deposit accounts                         $288               $284               $4            1%
Merchant draft processing, net                             1,322              1,098              224           20
Loan servicing income                                         66                 69               (3)          (4)
Net realized gains on investment securities
available for sale                                           259                 22              237        1,077
Other income                                                 220                221               (1)          (0)
                                                       -------------      -------------    --------------
Total noninterest income                                  $2,155             $1,694             $461           27%
                                                       =============      =============    ==============


         Noninterest income increased $461,000, or 27%, to $2,155,000 for the three months ended September 30, 2002 when compared to $1,694,000 for the same period in 2001. During this period, such increase was primarily due to an increase of $224,000 in merchant card net revenue, and an increase in net realized gains on investment securities available for sale of $237,000. The increase in merchant card net revenue is due to an increase in processing revenue brought about by the Company's efforts to build its overall merchant card services business through direct marketing efforts and new independent sales organization (ISO) relationships. The increase in net realized gains on investment securities available for sale is the result of the sale of $4,000,000 of corporate debt securities. Such securities were sold to improve the risk profile of the Company's investment portfolio.

                                                              Nine Months Ended
                                                                September 30,                $            %
                                                      ------------------------------
                                                         2002              2001           Change        Change
                                                      ------------      ------------   ----------------------------
                                                         (dollars in thousands)

Service charges on deposit accounts                        $910              $819            $91           11%
Merchant draft processing, net                            3,698             2,930            768           26
Loan servicing income                                       201               226            (25)         (11)
Net realized gains on investment securities
available for sale                                          294                22            272        1,236
Other income                                                663               614             49            8
                                                      ------------      ------------   --------------
Total noninterest income                                 $5,766            $4,611         $1,155           25%
                                                      ============      ============   ==============

                       This page is page 20 of 46 pages.

         Noninterest income increased $1,155,000, or 25%, to $5,766,000 for the nine months ended September 30, 2002 when compared to $4,611,000 for the same period in 2001. During this period, such increase was primarily due to an increase of $768,000 in merchant card net revenue, an increase in service charges on deposit accounts of $91,000 and an increase in net realized gains on investment securities available for sale of $272,000. The increase in merchant card net revenue is due to an increase in processing revenue and the increase in net realized gains on investment securities available for sale is due to the sale of corporate debt securities, as discussed above.


Noninterest Expense

         The following tables set forth the components of the Company's noninterest expense during the three and nine months ended September 30, 2002, as compared to the same period in 2001.


                                           Three Months Ended
                                             September 30,           $          %
                                       ---------------------------
                                           2002         2001       Change    Change
                                       ------------------------------------------------
                                         (dollars in thousands)

Salaries and employee benefits                $2,346       $2,066     $280       14 %
Occupancy and equipment expense                  531          511       20        4
Other                                          1,426        1,052      374       36
                                       -------------------------------------
Total noninterest expense                     $4,303       $3,629     $674       19 %
                                       =====================================


         Noninterest expense increased by $674,000, or 19%, to $4,303,000 during the third quarter of 2002 as compared to $3,629,000 for the third quarter of 2001. The increase in noninterest expense for the three-month period ended September 30, 2002, as compared to the same period ended September 30, 2001, was primarily attributable to an increase in salaries and employee benefits of $280,000 and an increase in other expense of $374,000. The increase in salaries and employee benefits was primarily due to an increase in the number of full time equivalent employees employed by the Company. At September 30, 2002, the number of full time equivalent employees totaled 155 as compared to 148 at September 30, 2001. During the third quarter the Company incurred $331,000 in legal and consulting fees associated with certain corporate activities, including exploring strategic options for the Company and its Merchant Bankcard segment. Expenses incurred in association with the formation of the NBR Real Estate Trust amounted to $49,000 for the quarter ended September 30, 2002.

                       This page is page 21 of 46 pages.

                                        Nine Months Ended
                                           September 30,          $          %
                                      -----------------------
                                         2002       2001        Change    Change
                                      ----------------------- ----------------------
                                      (dollars in thousands)

Salaries and employee benefits            $6,694      $6,287        $407        6 %
Occupancy and equipment expense            1,588       1,503          85        6
Other                                      3,663       2,921         742       25
                                      ----------- ------------ -----------
Total noninterest expense                $11,945     $10,711      $1,234       12 %
                                      =========== ============ ===========



         Noninterest expense increased by $1,234,000, or 12%, to $11,945,000 during the nine months ended September 30, 2002 as compared to $10,711,000 for the same period one year ago. The increase in noninterest expense was due to an increase in salaries and employee benefits of $407,000 and an increase in other expense of $742,000. The increase in salaries and employee benefits was primarily due to the increase in the number of full time equivalent employees, as described above. During the nine months ended September 30, 2002, the Company incurred $386,000 in legal and consulting fees associated with certain corporate activities, including exploring strategic options for the Company and its Merchant Bankcard segment. Expenses incurred in association with the formation of NBR Real Estate Investment Trust amounted to $101,000 for the nine months ended September 30, 2002.

Income Taxes

         The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 37.30% and 36.94% for the three and nine months ended September 30, 2002, as compared to 40.05% and 40.26% for the same periods in 2001. The primary reason for the reduction in the Company's effective tax rate is due to the January 15, 2002 formation of the NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending.

Business Segments

         The Company operates in two principal product and service lines: core community banking and merchant credit card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with treasury and depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 44,000 merchants throughout the United States.


                       This page is page 22 of 46 pages.

Summary financial data by business segment for the indicated periods is as follows:

                                                             For the quarter ended September 30, 2002
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)
Total interest income                                               $7,806        $   ---        $7,806
Total interest expense                                               2,529              6         2,535
Interest income/(expense) allocation                                  (147)           147           ---
                                                          -----------------------------------------------
Net interest income                                                  5,130            141         5,271
Provision for loan losses                                              ---            ---           ---
Total other operating income                                           833          1,322         2,155
Total other operating expense                                        3,587            716         4,303
                                                          -----------------------------------------------
Income before income taxes                                           2,376            747         3,123
Provision for income taxes                                             886            279         1,165
                                                          -----------------------------------------------
Net income                                                          $1,490           $468        $1,958
                                                          ===============================================

Total Average Assets                                              $477,257        $26,638      $503,895
                                                          ===============================================

                                                             For the quarter ended September 30, 2001
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)
Total interest income                                               $8,317        $   ---       $8,317
Total interest expense                                               3,323              3        3,326
Interest income/(expense) allocation                                  (266)           266          ---
                                                          -----------------------------------------------
Net interest income                                                  4,728            263        4,991
Provision for loan losses                                              ---            ---          ---
Total other operating income                                           596          1,098        1,694
Total other operating expense                                        3,062            567        3,629
                                                          -----------------------------------------------
Income before income taxes                                           2,262            794        3,056
Provision for income taxes                                             906            318        1,224
                                                          -----------------------------------------------
Net income                                                          $1,356           $476       $1,832
                                                          ===============================================

Total Average Assets                                              $422,976        $27,589     $450,565
                                                          ===============================================

                                                          For the nine months ended September 30, 2002
                                                          ----------------------------------------------
                                                                             Merchant
                                                             Community         Card          Total
                                                              Banking        Services       Company
                                                          ----------------------------------------------
                                                                         (in thousands)
Total interest income                                            $22,949         $   ---       $22,949
Total interest expense                                             7,342              24         7,366
Interest income/(expense) allocation                                (479)            479           ---
                                                          ----------------------------------------------
Net interest income                                               15,128             455        15,583
Provision for loan losses                                            ---             ---           ---
Total other operating income                                       2,068           3,698         5,766
Total other operating expense                                      9,936           2,009        11,945
                                                          ----------------------------------------------
Income before income taxes                                         7,260           2,144         9,404
Provision for income taxes                                         2,683             791         3,474
                                                          ----------------------------------------------
Net income                                                        $4,577          $1,353        $5,930
                                                          ==============================================

Total Average Assets                                            $458,776         $27,086      $485,862
                                                          ==============================================

                       This page is page 23 of 46 pages.

                                                             For the nine months ended September 30, 2001
                                                             -------------------------------------------
                                                                              Merchant
                                                               Community        Card         Total
                                                                Banking       Services      Company
                                                             -------------------------------------------
                                                                           (in thousands)

 Total interest income                                              $25,812       $   ---       $25,812
 Total interest expense                                              10,686             8        10,694
 Interest income/(expense) allocation                                  (840)          840           ---
                                                             -------------------------------------------
 Net interest income                                                 14,286           832        15,118
 Provision for loan losses                                              ---           ---           ---
 Total other operating income                                         1,681         2,930         4,611
 Total other operating expense                                        9,061         1,650        10,711
                                                             -------------------------------------------
 Income before income taxes                                           6,906         2,112         9,018
 Provision for income taxes                                           2,781           850         3,631
                                                             -------------------------------------------
 Net income                                                          $4,125        $1,262        $5,387
                                                             ===========================================

 Total Average Assets                                              $420,341       $25,952      $446,293
                                                             ===========================================


         Community Banking

         The Community Banking segment's income before income tax increased for the three and nine months ended September 30, 2002 when compared to the same period in 2001. The increase was primarily due to an increase in net interest income. Net interest income increased $402,000 and $842,000 for the three and nine months ended September 30, 2002, principally due to an increase in earning assets, offset by a decline in the general interest rate environment and the issuance of pooled trust preferred debt securities, which have been fully allocated to the Community Banking segment. The Company increased its loan portfolio during the first nine months of 2002 through marketing efforts. For the quarter ended September 30, 2002, total average portfolio loans were $362,120,000, up 11% from $327,113,000 for the quarter ended September 30, 2001.

         Merchant Card Services

         The Company's merchant credit card segment earned $468,000 and $1,353,000 for the three and nine months ended September 30, 2002 compared to $476,000 and $1,262,000 for the same periods in 2001. The increase in the unit's net income was due to an increase in processing revenue brought about by the Company's efforts to build its overall merchant card services business through direct marketing efforts, and new independent sales organization (ISO) relationships and an increase in the realization in deferred processing revenue associated with certain merchants. The merchant credit card segment's net income comprised approximately 24% and 23% of the Company's consolidated net income for the three and nine months ended September 30, 2002 as compared to 26% and 23% for the same periods one year ago.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant refuses or is unable to pay on charge-backs from cardholders. Charge-back exposure can also result from fraudulent credit card transactions initiated by merchant customers. As a result, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,265,000

                       This page is page 24 of 46 pages.

and $1,213,000 as of September 30, 2002 and 2001, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management's evaluation regarding merchant and ISO risk. The Company utilizes the services of ISOs to acquire merchants as customers. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $75,000 and $183,000 for the three and nine months ended September 30, 2002, as compared to $0 and $74,000 for the three and nine months ended September 30, 2001. For further discussion, see "Certain Important Considerations for Investors" in this section.

         The following table summarizes the Company's merchant card allowance for charge-back losses for the periods indicated:


                                                Three months ended        Nine months ended
                                                  September 30,             September 30,
                                                 2002        2001         2002        2001
                                             --------------------------------------------------
                                                              (in thousands)

                     Beginning allowance          $1,251      $1,240        $1,212     $1,276
                     Provision for losses             75         ---           183         74
                     Recoveries                       19          25            30        104
                     Charge-offs                     (80)        (52)         (160)      (241)
                                             ------------------------- ------------------------
                     Ending allowance             $1,265      $1,213        $1,265     $1,213
                                             ========================= ========================


Investment Securities

         Total investment securities increased to $78,407,000, as of September 30, 2002, compared to $64,975,000 as of December 31, 2001. The Company's average federal funds sold position was $29,244,000 for the nine months ended September 30, 2002 as compared to $20,464,000 for the same period in 2001. Growth of the investment securities portfolio and the Company's overnight investment position was driven by the need to invest proceeds from the Company's deposit growth.

Loans

         Total loans increased to $367,874,000 at September 30, 2002 compared to $351,649,000 at December 31, 2001. The Company's residential loan portfolio has experienced substantial paydown activity during the first nine months of 2002. Despite this paydown activity, the Company continues to focus on growth in the overall loan portfolio through marketing efforts and a general expansion of businesses within the Company's market area. Commercial real estate loans increased $27,778,000 to $149,234,000, at September 30, 2002, compared to $121,456,000 at December 31, 2001.


                          This is page 25 of 46 pages.

         The following table summarizes the composition of the loan portfolio at September 30, 2002 and December 31, 2001:

                                    September 30, 2002              December 31, 2001
                                ----------------------------   -----------------------------
                                      Amount          %              Amount          %
                                ----------------------------   -----------------------------
                                                  (dollars in thousands)
 Residential real estate mortgage        $92,711       25%            $101,175       29%
 Commercial real estate mortgage         149,234       40              121,456       34
 Commercial                               68,302       19               70,438       20
 Real estate construction                 45,403       12               46,501       13
 Installment and other                    12,960        4               12,567        4
 Less net deferred loan fees                (736)     ---                 (488)     ---
                                ----------------------------   ---------------------------
     Total portfolio loans               367,874      100%             351,649      100%
                                                  ==========                    ==========
 Less allowance for loan losses           (7,578)                       (7,580)
                                -------------------            ------------------
     Net loans                          $360,296                      $344,069
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


                       This page is page 26 of 46 pages.

         The following table summarizes changes in the Company's allowance for loan losses for the indicated periods:


                                                          Three months ended          Nine months ended
                                                            September 30,               September 30
                                                       -------------------------  --------------------------
                                                           2002        2001           2002         2001
                                                       -------------------------  --------------------------

                                                                      (dollars in thousands)

              Beginning allowance for loan losses          $7,586      $7,704          $7,580      $7,674
              Provision for loan losses                       ---         ---             ---         ---
              Charge-offs                                     (23)       (127)            (68)       (129)
              Recoveries                                       15          32              66          64
                                                       -------------------------  --------------------------
              Ending allowance for loan losses             $7,578      $7,609          $7,578      $7,609
                                                       =========================  ==========================


              Net charge-offs to average
                 loans (annualized)                          0.01%       0.12%           0.00%       0.03%



         The allowance for loan losses as a percentage of total loans decreased slightly from 2.16%, at December 31, 2001, to 2.06% at September 30, 2002. The growth in the Company's loan portfolio resulted primarily from commercial real estate loans that generally bear a lower credit risk than construction or commercial loans. Accordingly, under the Company's loan loss reserve methodology, such loans generally receive a lower loan loss reserve allocation as compared to commercial or construction loans.


Nonperforming Assets

         The following table summarizes the Company's nonperforming assets at the dates indicated:


                                                     September 30,     December 31,
                                                         2002              2001
                                                    ----------------  ---------------
                                                         (dollars in thousands)
Nonaccrual loans                                               $556           $2,892
Accruing loans past due 90 days or more                         586              ---
Restructured loans                                              277              284
                                                    ----------------  ---------------
Total nonperforming loans                                     1,419            3,176
Other real estate owned                                         ---              ---
                                                    ----------------  ---------------
Total nonperforming assets                                   $1,419           $3,176
                                                    ================  ===============



Nonperforming assets to total assets                           0.28%            0.71%

                       This page is page 27 of 46 pages.

         Nonperforming assets have decreased from $3,176,000 or .71% of total assets, as of December 31, 2001, to $1,419,000 or .28% of total assets as of September 30, 2002. The decrease was attributable to a decrease of $2,336,000 in nonaccrual loans during this period.

         At September 30, 2002, nonperforming loans consist of loans to 11 borrowers, 4 of which have balances in excess of $100,000. The two largest have recorded balances of $586,000 and $277,000. One property is secured by commercial property, the other by industrial equipment. Based on information currently available, management believes that adequate allocations are included in the allowance for loan losses to cover the estimated loss exposure that may result from these loans.

         At September 30, 2002, the Company did not have any properties classified as other real estate owned.

         Although the volume of nonperforming assets will depend in part on the future economic environment, there are eight loan relationships which totals approximately $2,476,000 as of September 30, 2002, compared to three loan relationships totaling approximately $1,921,000 at December 31, 2001, about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms. These loans may become a nonperforming asset based on the information presently known about possible credit problems of the borrower.

         At September 30, 2002, the Company's total recorded investment in impaired loans (as defined by SFAS No. 114 and No. 118) was $1,419,000, of which $1,142,000 relates to the recorded investment in loans for which there is a related allowance for loan losses allocation of $106,000. The remaining $277,000 in impaired loans did not require a specific allowance for loan losses allocation.

         The Company's average recorded investment in impaired loans during the nine months ended September 30, 2002 and 2001 was $1,263,000 and $2,127,000. The decrease of $864,000 in the average recorded investment in impaired loans during the nine months ending September 30, 2002 compared to the same period one year ago was primarily due to the decrease in nonperforming loans. Interest income recognized during the periods that such loans were impaired for the three and nine months ended September 30, 2002 was $32,000 and $38,000, as compared to $30,000 and $75,000 for the three and nine months ended September 30, 2001.

         As of September 30, 2002, there was $556,000 of loans on which the accrual of interest had been discontinued as compared to $2,892,000 at December 31, 2001. During the three and nine months ended September 30, 2002, interest due but excluded from interest income on loans placed on nonaccrual status was $11,000 and $42,000, as compared to $3,000 and $43,000 for the same periods one year ago. There was no interest income received on nonaccrual loans during the three and nine months ended September 30, 2002, as compared to $119,000 and $124,000 during the three and nine months ended September 30, 2001.


                       This page is page 28 of 46 pages.

Mortgage Repurchase Commitments

         From time to time the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral, which had secured a mortgage loan sold by the Company. Such representations and warranties include the existence of a valid appraisal, status of borrower or fraud. In the first nine months of 2002, the Company was not required to repurchase any such loans. The Company maintains a reserve for management's estimate of potential losses associated with the repurchase of previously sold mortgage loans. Reserves for such losses totaled $60,000 as of September 30, 2002 and $93,000 as of December 31, 2001. During the first quarter of 2002, the Company paid $33,000 for a settlement related to disputed title issues. The Company expects that it may be required to repurchase loans in the future.

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

         The composition of the original certificate balances along with their respective September 30, 2002 balances are as follows:


                         Original        September 30, 2002
                        Certificate          Certificate
                        Face Value           Face Value
                  -------------------------------------------

 Class A                     $73,199,448          $2,855,840
 Class B                       3,249,067           3,196,478
 Class C                             100                 100
                  -------------------------------------------
    Total pool               $76,448,615          $6,052,418
                  ===========================================


         Since inception the pool has realized losses of $52,590, which reduced the original face value of the Class B certificate.



                       This page is page 29 of 46 pages.

Contractual Obligations and Commitments


         The following table presents the Company's longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.

                                                         September 30, 2002
                                 ----------------------------------------------------------------------
                                   Less Than    One Through    Four Through   After Five
                                   One Year     Three Years     Five Years       Years       Total
                                 ----------------------------------------------------------------------
                                                            (in thousands)

 Trust preferred securities             $ ---           $ ---           $ ---     $10,000      $10,000
 Operating leases (premises)            1,503           1,490             440         150        3,583
                                 ----------------------------------------------------------------------
     Total long-term debt
         and operating leases          $1,503          $1,490            $440     $10,150      $13,583
                                 =========================================================


 Commitments to extend credit                                                                   79,508

 Standby letters of credit                                                                         423
      Total contractual
obligations
                                                                                         --------------
         and commitments                                                                       $93,514
                                                                                         ==============



Liquidity

         Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity have historically been associated with common stock repurchases, dividend payments made to common stock holders, interest payments relating to Redwood's trust preferred securities and operating expenses. It is Redwood's general policy to maintain liquidity at the parent level which management believes to be consistent with the safety and soundness of the Company as a whole. As of September 30, 2002, Redwood held $46,000 in deposits at NBR. In addition, the Company has a $3,500,000 unsecured line of credit with a major financial institution, which bears an interest rate equal to the federal funds rate plus 1.50%. As of September 30, 2002, there was $460,000 outstanding under this line of credit.

                       This page is page 30 of 46 pages.

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

         During the first nine months of 2002, NBR declared a dividend payable to Redwood of $5,100,000. Management believes that as of September 30, 2002, the Company's liquidity position was adequate for the operations of Redwood and NBR.

         Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the nine months ended September 30, 2002, the Company received cash of $6,935,000 from operating activities and $51,904,000 from financing activities, while using $28,987,000 in investing activities.


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

                       This page is page 31 of 46 pages.

         Under the leverage capital standard, an institution must maintain a specified minimum ratio of Tier 1 capital to total assets, with the minimum ratio ranging from 4% to 6%. The leverage ratio for the Company and NBR is based on average assets for the quarter.

         The following table summarizes the consolidated capital ratios and the capital ratios of the principal subsidiary at September 30, 2002 and December 31, 2001.


                                  September 30, 2002                      December 31, 2001
                         --------------------------------------   -----------------------------------
                                          Well-      Minimum                    Well-      Minimum
                                       Capitalized                   Actual
                             Actual                Requirement               CapitalizedRequirement
                         --------------------------------------   -----------------------------------
      Company
        Leverage                7.17%        5.00%        4.00%         7.46%      5.00%      4.00%
        Tier 1 risk-based       9.22         6.00         4.00          9.52       6.00       4.00
        Total risk-based       10.68        10.00         8.00         11.16      10.00       8.00

      NBR
        Leverage                7.32%        5.00%        4.00%         7.69%      5.00%      4.00%
        Tier 1 risk-based       9.41         6.00         4.00          9.82       6.00       4.00
        Total risk-based       10.67        10.00         8.00         11.08      10.00       8.00


         In January and February 2001, the Company's Board of Directors authorized the repurchase of up to 10% of the Company's total shares outstanding, or 427,500 shares in January 2001 and 385,500 shares in February 2001, as adjusted for the three-for-two stock split announced September 20, 2001, of which all shares have been repurchased. In August 2001, the Company announced a third authorization to repurchase an additional 355,500 shares, as adjusted for the three-for-two stock split announced September 20, 2001. To date, 138,636 shares have been repurchased, as adjusted for the three-for-two stock split announced September 20, 2001. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions. The first two repurchase authorizations were funded in part with proceeds received from a $10,000,000 pooled trust preferred securities offering which concluded on February 22, 2001.


                       This page is page 32 of 46 pages.

Trust Preferred Securities

         On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of September 30, 2002, the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities constitutes the trust preferred securities in the financial statements.

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

                       This page is page 33 of 46 pages.

         Merchant credit card processing services are highly regulated by credit card associations such as Visa. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. If the Company fails to comply with these credit card association standards, the Company's status as a member service provider and as a certified processor could be suspended or terminated. During November 1999, Visa adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affect the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average. At June 30, 2002 (the most recent period available from Visa), the Company's overall fraud ratio was less than the Visa requirement. Other Visa changes included the requirement that total processing volume in certain high-risk categories (as defined by Visa) be less than 20% of total processing volume. At September 30, 2002, the Company's total Visa transactions within these certain high-risk categories were 1.3% of total Visa processing volume. Other changes Visa announced included a requirement that weekly Visa volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital or that aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount. At September 30, 2002, the Company's weekly Visa volume was 56% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 5.9% of tangible equity capital and the aggregate charge-backs for the quarter were .43% of the interchange count and .35% of the interchange amount. Merchant credit card participants, such as the Company, must comply with these new Visa rules by filing a compliance plan with Visa. At September 30, 2002, the Company is in compliance with all rule changes that went into effect on March 31, 2001, based on Visa's acceptance of the Company's compliance plan. Should the Company be unable to comply with these rule changes, Visa will require collateral of one to four times the shortfall.

         Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At September 30, 2002, approximately 78% of the Company's loans were secured by real estate, of which 52% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located in Northern and Central California. The ability of the Company to continue to originate mortgage or construction loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, the long-term impact of the California energy crisis and the decline in the technology sector in Northern California may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral, such events could have a significant adverse impact on the value of such collateral and the Company's earnings.




                       This page is page 34 of 46 pages.

         Events of September 11. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, as well as actions taken or to be taken by the U.S. or other governments as a result of such attacks or further acts or threats of terrorism, have resulted in increased uncertainty regarding the economic outlook. Past experience suggests that shocks to American society of far less severity have resulted in a temporary loss of consumer and business confidence and a reduction in the rate of economic growth. It is not possible at this time to project the ultimate economic impact of these events. However, any deterioration in either the U.S. or the California economy could adversely affect the Company's financial condition and results of operations.

         California Energy Crisis. Due to problems associated with the deregulation of the electrical power industry in California, California utilities and other energy industry participants have experienced difficulties with the supply and price of electricity and natural gas. As a consequence of this situation, a major California public utility in the gas and power business became the subject of a voluntary bankruptcy proceeding. The California energy situation continues to be fluid and subject to many uncertainties and a number of lawsuits and regulatory proceedings have been commenced concerning various aspects of the current energy situation. Although the situation has stabilized recently, customers of the utilities were faced at times in 2001 with increased gas and electric prices, power shortages and, in some cases, rolling blackouts. The long-term impact of the energy crisis in California on the Company's markets and business cannot be predicted, but could result in an economic slow-down. This could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on the Company's financial condition and results of operations.

         Government Regulation. The Company and its subsidiaries are subject to extensive federal and state governmental supervision, regulation and control. Future legislation and government policy could adversely affect the financial industry. Although the full impact of such legislation and regulation cannot be predicted, future changes may alter the structure of, and competitive relationship among, financial institutions. The Company's business may be adversely affected by any future changes in laws, regulations, policies or interpretations, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and future acts of terrorism, and the Enron Corporation and WorldCom Inc. bankruptcies and recent reports of accounting irregularities at public companies, including various large and seemingly well-regarded companies. Additionally, the Company's business is affected significantly by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Board (the "FRB"), which regulates the supply of money and credit in the US. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in US government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, financial condition and results of operations.




                       This page is page 35 of 46 pages.

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

         As of September 30, 2002, other than previously disclosed on pages 22, 29 and 30, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.



                       This page is page 36 of 46 pages.

         Impact of New Accounting Standards. On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No.147 is effective October 1, 2002, and may be early applied. SFAS No. 147 Supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". SFAS No 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets". If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operation.


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



                       This page is page 37 of 46 pages.

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






                       This page is page 38 of 46 pages.

The following table sets forth, as of September 30, 2002, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.


                                                           After Three   After Six    After One
                                                 Within     Months but   Months but    Year But
                                                 Three     Within Six    Within One   Within After   Five
                                                 Months      Months         Year      Five Years     Years    Total
                                            --------------------------------------------------------------------------

                                                                        (Dollars in thousands)
Interest earning assets:
Federal funds sold                              $37,429      $   ---     $    ---     $    ---       $ ---     $37,429
Investment securities and other                  10,220        6,820       15,719       37,406       9,265      79,430
Mortgage loans held for sale                        654          ---          ---          ---         ---         654
Loans                                           112,628       51,358       38,926      130,468      34,494     367,874
                                             -------------------------------------------------------------------------
   Total interest-earning assets                160,931       58,178       54,645      167,874      43,759     485,387
                                             -------------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts           121,740          ---          ---          ---         ---     121,740
Time deposits                                    60,150       54,910      105,433        9,487         ---     229,980
Trust preferred securities                          ---          ---          ---          ---      10,000      10,000
Short-term borrowings                             5,475          ---          ---          ---         ---       5,475
                                             -------------------------------------------------------------------------
  Total interest-bearing liabilities            187,365       54,910      105,433        9,487      10,000     367,195
                                             -------------------------------------------------------------------------
Interest rate sensitivity gap                  ($26,434)      $3,268     ($50,788)    $158,387     $33,759
                                             ==============================================================
Cumulative interest rate sensitivity gap        (26,434)     (23,166)     (73,954)      84,433     118,192

Interest rate sensitivity gap ratio                0.86         1.06         0.52      17.70         4.38
Cumulative interest rate sensitivity gap ratio     0.86         0.90         0.79       1.24         1.32


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

                       This page is page 39 of 46 pages.

         On a quarterly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a summary of interest rate risk exposure as of September 30, 2002 as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of up to 200 basis points up and 200 basis points down.


         September 30, 2002
         ------------------                      Change in Annual                       Change in
         Change in Interest Rate               Net Interest Income                 Market Value of Equity
         -----------------------               -------------------                 ----------------------
                +200                               $1,490,000                          ($7,261,000)
                +100                                 $902,000                          ($2,797,000)
                -100                              ($1,098,000)                            $846,000
                -200                              ($3,079,000)                          $2,224,000


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


Item 4.    Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.




                       This page is page 40 of 46 pages.

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


Item 6.           Exhibits and Reports on Form 8-K.

        a)       Exhibits.

                 None.

        b)       Reports on Form 8-K

                1.       Form 8-K filing dated July 18, 2002 reporting under
                         Item 5 thereof, second quarter 2002 results.

                2.       Form 8-K filing dated July 10, 2002 reporting, under
                         Item 5 thereof, the declaration of quarterly dividend.












                       This page is page 41 of 46 pages.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             REDWOOD EMPIRE BANCORP
                             ----------------------
                                  (Registrant)




Date:      11/13/02               By: /s/ James E. Beckwith
         ------------                 -----------------------------
                                      James E. Beckwith
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Chief Operating Officer
                                      (Principal Financial Officer and
                                      Duly Authorized Officer)






                       This page is page 42 of 46 pages.

                                  CERTIFICATION


I, Patrick Kilkenny, certify that:

1)   I have  reviewed  this  quarterly  report  on Form 10-Q of  Redwood  Empire
     Bancorp;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                       This page is page 43 of 46 pages.

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


/s/ Patrick Kilkenny
------------------------------
Patrick Kilkenny, President/CEO


















                       This page is page 44 of 46 pages.

                                  CERTIFICATION

I, James Beckwith, certify that:

1)   I have  reviewed  this  quarterly  report  on Form 10-Q of  Redwood  Empire
     Bancorp;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and





                       This page is page 45 of 46 pages.

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


/s/ James Beckwith
---------------------------
James Beckwith, EVP/COO/CFO























                       This page is page 46 of 46 pages.