Form 10-K
period 2002-12-31
REDWOOD EMPIRE BANCORP
filed 2003-03-25
CIK 840007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002
                                       or
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission file number: 0-19231

                             REDWOOD EMPIRE BANCORP
             (Exact Name of Registrant as Specified in Its Charter)

            California                                       68-0166366
   -----------------------------------                    ----------------
      State or Other Jurisdiction of                       (IRS Employer
       Incorporation or Organization)                    Identification No.)

   111 Santa Rosa Avenue, Santa Rosa, California             95404-4905
   ---------------------------------------------             ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No X

     The aggregate market value of the Registrant's common stock held by non-affiliates on June 28, 2002 (based on the closing sale price of the Common Stock) was $42,551,296.

     As of March 5, 2003 there were 3,373,523 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K:



        DOCUMENT                                   FORM 10-K REFERENCE

   Redwood's Definitive Proxy Statement                  Part III
   For the 2003 Annual Meeting of Shareholders

                                TABLE OF CONTENTS


                                                                                                                      Page
                                                          PART I

Forward-Looking Information............................................................................................. 4
Item 1.           Business.............................................................................................. 5
Item 2.           Properties........................................................................................... 20
Item 3.           Legal Proceedings.................................................................................... 20
Item 4.           Submission of Matters to a Vote of Security Holders.................................................. 21



                                                          PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters............................ 21
Item 6.           Selected Financial Data.............................................................................. 22
Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................................................ 23
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk........................................... 49
Item 8.           Financial Statements and Supplementary Data.......................................................... 53
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure........................................................................................... 88



                                                         PART III

Item 10.          Directors and Executive Officers of the Registrant................................................... 88
Item 11.          Executive Compensation................................................................................88
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........89
Item 13.          Certain Relationships and Related Transactions........................................................90
Item 14.          Controls and Procedures...............................................................................90


                                                          PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................... 90

                                     PART I


Forward-Looking Information

     This Annual Report on Form 10-K includes forward-looking information, which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve, among other things, the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

o Competitive pressure in the banking industry and changes in banking or other laws and regulations or governmental fiscal or monetary policies.

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

o Uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism or as a result of possible military action in Iraq.

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



     The  Company  undertakes  no  obligation  to update  these  forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For additional information concerning risks and uncertainties related to the Company and its operations please refer to "Certain Important Considerations for Investors" in
Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and other information in this Report.



Item 1.     Business

     Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a bank holding company headquartered in Santa Rosa, California, and operating in Northern California with two wholly-owned subsidiaries, National Bank of the Redwoods, a national bank ("NBR" or the "Bank") and Redwood Statutory Trust I, a Connecticut statutory trust. A previously owned subsidiary of the Company, Allied Bank, F.S.B., a federal savings bank ("Allied"), merged with its sister subsidiary, NBR, in March 1997.

     (a)  General Development of Business.

     Redwood is a California corporation, headquartered in Santa Rosa, California. One of its wholly-owned subsidiaries is NBR, a national bank which was chartered in 1985. In addition, NBR has three wholly-owned California chartered subsidiaries, Valley Mortgage Corporation, Allied Diversified Credit, and Redwood Merchant Services, Inc., all of which are currently inactive. Redwood was created by NBR in August 1988, in order to become a bank holding company through the acquisition of all of NBR's outstanding shares. That transaction was consummated in January 1989. Redwood acquired Allied in September 1990, through a tax-free reorganization in which Redwood exchanged shares of its stock for all of the outstanding shares of Allied. The acquisition of Allied was accounted for as a pooling of interests for financial reporting purposes.

     On October 31, 1992, Lake Savings and Loan Association, a one-branch California chartered savings and loan based in Lakeport, California ("Lake"), was purchased for approximately $2,300,000 in cash, and merged into Allied. At the time of its acquisition, Lake had total assets of approximately $41 million. The acquisition was accounted for as a purchase.

     On November 4, 1994, Codding Bank, a multiple-branch California chartered bank based in Rohnert Park, California ("Codding"), with total assets of approximately $42,048,000, was purchased for $7,028,000 in cash, including merger related expenses, and merged into NBR.

     On March 24, 1997, Allied was merged into NBR.

     In September 1999, the Company divested its sub prime mortgage brokerage and mortgage banking units, Valley Financial and Allied Diversified Credit. The divestiture took the form of an asset sale and employee transfer to Valley Financial Funding, Inc., whose shareholders included senior management of Valley Financial and Allied Diversified Credit. The Company disclosed the operations of these units as well as the after tax loss on disposition as discontinued operations. Accordingly, historical financial information has been recast to present the operating results of Valley Financial and Allied Diversified Credit as discontinued operations.

     On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2002, the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities constitute the trust preferred securities in the financial statements.

     The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of February 22, 2031, at the option of the Company; on or after February 22, 2021 at par; or on or after February 22, 2011 at a premium, or upon the occurrence of specific events set forth in the trust indenture. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

     On January 15, 2002, NBR formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured loans.

     (b)  Financial Information About Industry Segments.

     The Company operates in two principal industry segments: core community banking and merchant card services. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 39,000 merchants located throughout the United States.

     (c)  Narrative Description of Business.

     The Company's business strategy involves two principal business activities which are conducted through NBR: community banking and merchant card services.

     NBR provides its core community banking services through five retail branches located in Sonoma County, California, one retail branch located in Mendocino County, California, and one retail branch located in Lake County, California. NBR generally extends commercial loans to professionals and businesses with annual revenues of less than $20 million. These commercial loans are primarily for working capital and asset acquisitions. NBR emphasizes the origination of commercial real estate loans within its primary market area. Such loans are either owner-occupied or investor owned and are usually supported by long-term leases. Properties which secure loans within the Company's commercial real estate portfolio include office buildings, retail centers and industrial buildings. NBR also originates commercial and residential construction loans for its portfolio along with permanent single family and multi-family residential loans. NBR's primary targeted lending market area includes the California counties north of San Francisco.

     The primary sources of funds for NBR's commercial and residential lending programs are local deposits, proceeds from loan sales, loan payments, and other borrowings. NBR attracts deposits primarily from local businesses, professionals and retail customers. NBR's primary deposit market areas include the counties of Sonoma, Mendocino and Lake. Sonoma, Mendocino and Lake Counties have benefited from the migration of population and businesses into the area, as well as growth in established firms and industries. These counties have generally exceeded the growth in population and economic activity of California as a whole. NBR generally does not purchase deposits through deposit brokers and had no brokered deposits at December 31, 2002. In addition to deposits, NBR may obtain other borrowed funds through its membership in the Federal Home Loan Bank of San Francisco (the "FHLB") and its retention of treasury, tax and loan funds at the Federal Reserve Bank of San Francisco.

     The Company provides Visa and Mastercard credit card processing and settlement services for approximately 39,000 merchants located throughout the United States. In 2002, the Company's processing volume exceeded $1.7 billion. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of independent sales agents and independent sales organizations (individually an "ISO" and collectively "ISO's").

     The Company is regulated by various government agencies, with the primary regulators being the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC").

     The Company and its subsidiaries had 151 full-time-equivalent employees at December 31, 2002. Redwood's headquarters are located at 111 Santa Rosa Avenue, Santa Rosa, California 95404-4905, and its telephone number is (707) 573-4800.


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

     The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See "Capital Standards." The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. According to FRB policy, bank holding companies are expected to act as a source of financial strength to subsidiary banks, and to commit resources to support subsidiary banks. This support may be required at times when a bank holding company may not be able to provide such support.

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

     The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks or providing services to affiliates of the holding company. However, a bank holding company, with the approval of the FRB, may engage in, or acquire the voting shares of companies engaged in, activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

     The Gramm-Leach-Bliley Act of 1999 (GLBA) eliminated many of the restrictions placed on the activities of bank holding companies that become financial holding companies. Among other things, GLBA repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that are financial holding companies to engage in activities, and acquire companies engaged in activities, that are:

financial in nature (including insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities); incidental to financial activities; or complementary to financial activities if the FRB determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The Company has not become a financial holding company. GLBA also permits national banks, such as NBR, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

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

     Under California law, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire by merger or purchase a California bank or industrial loan company which is not less than five years old; (b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states; and (c) the California Commissioner of Financial Institutions is authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California bank.

     The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled "Restrictions on Dividends and Other Distributions" for information regarding additional restrictions on the ability of the Company and NBR to pay dividends.

     Transactions between the Company and NBR are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with a single affiliate may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

Bank Regulation and Supervision

     As a national bank, NBR is regulated, supervised and regularly examined by the OCC. Deposit accounts at NBR are insured by the Bank Insurance Fund ("BIF") and the Savings Institution Insurance Fund ("SAIF"), as administered by the FDIC, to the maximum amount permitted by law. The Bank is also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. The Bank is a member of the Federal Reserve System, and is also subject to certain regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).

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

The USA Patriot Act

     Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, ("USA Patriot Act") includes numerous provisions for fighting international money laundering and blocking terrorist access to the U.S. financial system. The provisions of Title III of the USA Patriot Act which affect banking organizations, including NBR, relate principally to U.S. banking organizations' relationships with foreign banks and with persons who are resident outside the United States. The USA Patriot Act does not immediately impose any new filing or reporting obligations for banking organizations, but does require certain additional due diligence and record keeping practices. Some requirements take effect without the issuance of regulations. Other provisions are to be implemented through regulations that will be promulgated by the U.S. Department of the Treasury (the "Treasury"), in consultation with the FRB and other federal financial institutions regulators. The federal banking agencies have begun proposing and implementing regulations interpreting the USA Patriot Act.

     Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA). Among its provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLAFATA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

     Pursuant to IMLAFATA, the Secretary of the Treasury, in consultation with the heads of other government agencies, has adopted and proposed special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures include enhanced record keeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Privacy Restrictions

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

     In determining the capital level the Company and NBR are required to maintain, the federal banking agencies do not, in all respects, follow accounting principles generally accepted in the United States of America ("GAAP") and have special rules which have the effect of reducing the amount of capital they will recognize for purposes of determining the capital adequacy of NBR.

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

     Under OCC regulations, there are also two rules governing minimum capital levels that OCC-supervised banks must maintain against the risks to which they are exposed. The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions. The second rule permits limited amounts of unrealized gains on debt and equity securities to be recognized for risk-based capital purposes as of September 1, 1998. The OCC rules also provide that a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well-capitalized under the OCC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

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

     As of December 31, 2002, NBR's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and NBR, compared to the standards for well-capitalized bank holding companies and depository institutions, as of December 31, 2002 (amounts in thousands except percentage amounts).

                                                                            The Company
                                              ---------------------------------------------------------------------
                                                        Actual                       Well              Minimum
                                                ------------------------          Capitalized          Capital
                                               Capital           Ratio               Ratio           Requirement
                                               -------           -----            -----------        -----------
Leverage.....................................  $35,604           6.96%                 5.00%              4.00%
Tier 1 Risk-Based............................   35,604           9.18                  6.00               4.00
Total Risk-Based.............................   41,585          10.72                 10.00               8.00


                                                                             The Bank
                                              ---------------------------------------------------------------------
                                                        Actual                       Well              Minimum
                                                ------------------------          Capitalized          Capital
                                               Capital           Ratio               Ratio           Requirement
                                               -------           -----            -----------        -----------
Leverage.....................................  $37,500           7.35%                 5.00%              4.00%
Tier 1 Risk-Based............................   37,500           9.68                  6.00               4.00
Total Risk-Based.............................   42,372          10.94                 10.00               8.00

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

     "Critically undercapitalized"
     -----------------------------
     Tangible equity to total assets equal
     to or less than 2%.

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

     The payment of dividends by a national bank is further restricted by additional provisions of federal law, which prohibit a national bank from declaring a dividend on its shares of common stock unless its surplus fund exceeds the amount of its common capital (total outstanding common shares times the par value per share). Additionally, if losses have at any time been sustained equal to or exceeding a bank's undivided profits then on hand, no dividend may be paid. Moreover, even if a bank's surplus exceeded its common capital and its undivided profits exceed its losses, the approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. A national bank must consider other business factors in determining the payment of dividends. The payment of dividends by NBR is governed by NBR's ability to maintain minimum required capital levels and an adequate allowance for loan losses.

     Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payment are not expressly prohibited by statute.

     In January 2003, NBR received approval for its 2003 dividend plan from the OCC. In 2001, 2001 and 2000 NBR declared dividends payable to Redwood of $6,600,000, $5,900,000 and $12,129,000.

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

Recently Enacted Legislation, Regulations and Accounting Guidance

     On July 30, 2002,  President Bush signed into law The Sarbanes-Oxley Act of
2002.  This  new  legislation   addresses  accounting  oversight  and  corporate
governance matters, including:

     o the creation of a five-member oversight board that will set standards for accountants and have investigative and disciplinary powers;

     o the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

     o    increased penalties for financial crimes;

     o expanded disclosure of corporate operations and internal controls and certification of financial statements;

     o    enhanced controls on, and reporting of, insider trading; and

     o prohibition on lending to officers and directors of public companies, although NBR may still make these loans within the constraints of existing banking relations.

     The Nasdaq National Market has proposed additional corporate governance rules that have been presented to the Securities and Exchange Commission for review and approval. The proposed changes are intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The Company has implemented procedures to comply with the requirements for expanded disclosure of internal controls and the certification of the financial statements. A significant portion of the remaining items in the new legislation will become effective during 2003. The Company is currently evaluating what impact the new legislation and its implementing regulations will have upon our operations, including a likely increase in certain outside professional costs.


Pending Legislation and Regulations and Accounting Guidance

     Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company cannot be determined at this time.


Competition

     In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles, which also compete with banks for deposit business. The direction of federal legislation in recent years, especially the GLBA, favors competition among different types of financial institutions. Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.

Certain  Important Considerations for Investors

     Merchant Credit Card Processing. The Company's profitability can be negatively impacted should one of the Company's merchant credit card customers be unable to pay on charge-backs from cardholders. Due to contractual obligations between the Company and VISA and Mastercard, NBR stands in the place of the merchant in the event that a merchant refuses, or is unable due to bankruptcy or other reasons to pay on charge-backs from cardholders. Management has taken certain actions to decrease the risk of merchant bankruptcy associated with its merchant credit card business. These steps include the discontinuance of high-risk accounts. Chargeback exposure can also result from fraudulent credit card transactions initiated by merchant customers. To mitigate merchant fraud risk, the Company employs certain underwriting standards when accepting a new merchant. Further, the Company monitors merchant activity for unusual transactions. In addition, the Company bears the risk of merchant nonpayment of applicable interchange, assessment and other fees. Failure by the merchants to pay such fees may adversely affect the Company's revenues. The Company utilizes ISOs to acquire merchant credit card customers. The Company's ability to maintain and grow net revenue from its merchant credit card processing operation is dependent upon maintaining and adding to these ISO relationships.

     Merchant credit card processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. If the Company fails to comply with these credit card association standards, the Company's status as a member service provider and as a certified processor could be suspended or terminated. During November 1999, VISA adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affected the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average. At September 30, 2002 (the most recent period available from VISA) the Company's overall fraud ratio was .24% to the VISA requirement. Other VISA changes included the requirement that total processing volume in certain high-risk categories (as defined by VISA) be less than 20% of total processing volume. At December 31, 2002 (the most recent information available from VISA), the Company's total VISA transactions within these certain high-risk categories were 1.39% of its total VISA processing volume. Other changes VISA announced included a requirement that weekly VISA volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital or the aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount. At December 31, 2002 (the most recent information available from VISA), the Company's weekly VISA volume was 54% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 5.29% of tangible equity capital and the aggregate charge-backs for the quarter were .37% of the of the interchange count and .31% of the interchange amount. Merchant bankcard participants, such as the Company, must comply with these VISA rules by filing a compliance plan with VISA. At December 31, 2002, the Company is in compliance with all rule changes that went into effect on March 31, 2001, based on VISA's acceptance of the Company's compliance plan. Should the Company be unable to comply with these rules, VISA will require collateral of one to four times the short fall.

     Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At December 31, 2002, approximately 79% of the Company's loans were secured by real estate, of which 55% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage, construction and other loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes or floods, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, the long-term impact of the California energy crisis may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral in California, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

     War on Terrorism. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, ongoing acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats, have contributed to the continuing downturn in U.S. economic conditions and have resulted in increased uncertainty regarding the economic outlook. Past experience suggests that shocks to American society of far less severity have resulted in a temporary loss of consumer and business confidence and a reduction in the rate of economic growth. Continual deterioration in either the U.S. or the California economy could adversely affect the Company's financial condition and results of operations.

     California Energy Crisis. Due to problems associated with the deregulation of the electrical power industry in California, California utilities and other energy industry participants have experienced difficulties with the supply and price of electricity and natural gas. The California energy situation continues to be fluid and subject to many uncertainties and a number of lawsuits and regulatory proceedings have been commenced concerning various aspects of the current energy situation. The long-term impact of the energy crisis in California on the Company's markets and business cannot be predicted, but could result in a sustained period of economic difficulties. This could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on the Company's financial condition and results of operations.

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

     Competition from Other Financial Institutions. NBR competes for deposits and loans principally with major commercial banks, other independent banks, savings and loan associations, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies, mutual funds and other lending institutions. With respect to deposits, additional significant competition arises from corporate and governmental debt securities, as well as money market mutual funds. Several of the nation's largest savings and loan associations and commercial banks have a significant number of branch offices in the areas in which NBR conducts operations. Banks, securities firms and insurance companies can also now combine in a new type of financial services firm, called a "financial holding company". Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Among the advantages possessed by the larger of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and generally allocate their investment assets to regions of highest yield and demand. In addition, such large financial institutions may have greater access to capital at a lower cost than NBR, which may adversely affect NBR's ability to compete effectively.

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

     Critical  Accounting  Policies.  The  Company's  financial  statements  are presented in accordance with accounting principles generally accepted in the United States of America (US GAAP). The financial information contained within our financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan and lease portfolio. Actual loses could differ significantly from the historical loss factors that we use. Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets. We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices. US GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change. Accounting standards and interpretations currently affecting the Company and its subsidiaries may change at any time, and the Company's financial condition and results of operations may be adversely affected.

     Our most significant estimates are approved by our Management team, which is comprised of our most senior officers. At each financial reporting period, a review of these estimates is then presented to our Board of Directors.

     As of December 31, 2002, other than disclosed on pages 45 and 46, we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties. Please see our disclosure regarding contractual obligations and commitments on page 46.


Item 2.     Properties

     The Company owns two depository branches and leases six other locations used in the normal course of business. In addition, the Company leases certain equipment. There are no contingent rental payments and the Company has five sublease arrangements. Total rental expenses under all leases, including premises, totaled $1,326,000, $1,282,000 and $1,202,000, in 2002, 2001 and 2000.
The expiration dates of the leases vary, with the first such lease expiring during 2003 and the last such lease expiring during 2009. The Company maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage.


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

Item 4.     Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2002.


PART II


Item 5.      Market for the Registrant's Common Equity and Related Stockholder
             Matters

     The Company's Common Stock is publicly traded on the NASDAQ National Market under the symbol "REBC". On September 20, 2001, the Company announced a three-for-two stock split of its outstanding shares of common stock. All common stock prices and dividends per share have been restated for the stock split. As of December 31, 2002, the Company believes, based upon information it has obtained from its transfer agent, there are 945 shareholders of record of its Common Stock.

     There are regulatory limitations on cash dividends that may be paid by the Company as well as regulatory limitations on cash dividends that may be paid by NBR to Redwood which could limit the Company's ability to pay dividends. Federal regulatory agencies also have the authority to prohibit the payment of dividends by NBR if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became critically undercapitalized. See "Regulation and Supervision" in Item 1 and Note N to the Company's Consolidated Financial Statements.


                                                                Redwood Empire Bancorp
                                                                  Common Stock Prices

                              Qtr 1       Qtr 2       Qtr 3       Qtr 4             Qtr 1       Qtr 2       Qtr 3       Qtr 4
                               2001        2001        2001        2001              2002        2002        2002       2002
                            ----------- ----------- ----------- -----------       ----------- ----------- ----------- ----------
High                          $19.00      $21.47      $25.57      $26.01            $28.80      $32.75      $28.00      $29.32
Low                            13.50       17.07       18.60       22.37             24.40       26.16       25.20       25.75
Close                          17.17       19.73       25.50       24.50             28.25       27.40       27.00       26.59

Dividends
Declared per share               .100        .133        .133        N/A               .200        .200        .200        .200

Item 6.  Selected Financial Data


Summary of Consolidated Financial Data and Performance Ratios

                                                                          At or for the Year ended December 31,
                                                                  2002        2001       2000        1999         1998
                                                                  ----        ----       ----        ----         ----
                                                                      (dollars in thousands, except per share data)
 Statements of Operations:
 Total interest income                                           $30,536     $33,555     $35,163    $30,633      $30,557
 Net interest income                                              20,866      20,104      20,844     19,687       18,058
 Provision for loan losses                                           ---         ---         150        750        2,040
 Noninterest income                                                7,615       6,599       6,106      5,197        5,625
 Income from continuing operations before extraordinary item       7,961       7,307       6,466      4,875        2,904
 Income (loss) from discontinued operations                          ---         ---         ---       (437)       2,187
 Extraordinary loss, net of tax                                      ---         ---         ---       (276)         ---
 Net income                                                        7,961       7,307       6,466      4,162        5,091
 Net income available to common stock shareholders                 7,961       7,307       6,466      4,162        4,979
 Balance Sheets:
 Total assets                                                   $513,181    $448,742    $453,439   $423,046     $422,299
 Total loans                                                     365,076     351,649     315,101    314,445      269,316
 Mortgage loans held for sale (Discontinued operations)              ---         ---         ---        ---       32,620
 Allowance for loan losses                                         7,400       7,580       7,674      7,931        8,041
 Total deposits                                                  453,093     397,412     405,333    369,509      364,720
 Shareholders' equity                                             28,807      26,687      35,459     37,444       38,640
 Performance and Financial Ratios:
 Return on average assets from continuing operations               1.62%       1.63%       1.47%      1.20%        0.73%
 Return on average common equity from continuing operations       28.98%      26.41%      17.75%     12.40%        8.09%
 Common dividend payout ratio                                     35.08%      18.09%      25.29%     19.51%        8.09%
 Average equity to average assets from continuing operations       5.58%       6.17%       8.30%      9.66%        9.09%
 Leverage ratio                                                    6.96%       7.46%       7.72%      8.66%        8.84%
 Tier 1 risk-based capital ratio                                   9.18%       9.52%       9.99%     11.74%       11.84%
 Total risk-based capital ratio                                   10.72%      11.16%      11.25%     13.01%       16.94%
 Net interest margin from continuing operations                    4.49%       4.78%       5.08%      5.30%        5.11%
 Noninterest expense from continuing operations to net
    interest income and other noninterest income from
continuing operations                                             56.20%      54.12%      59.18%     64.97%       71.26%
 Average earning assets to average total assets from
    continuing operations                                         94.34%      93.72%      93.50%     91.20%       89.40%
 Nonperforming assets to total assets                              0.54%       0.71%       0.43%      1.52%        2.11%
 Net loan charge-offs to average loans                             0.05%       0.03%       0.12%      0.29%        0.62%
 Allowance for loan losses to total loans                          2.03%       2.16%       2.44%      2.52%        2.99%
 Allowance for loan losses to nonperforming loans                264.85%     238.66%     637.91%    194.34%      121.82%
 Share Data (1):
 Common shares outstanding (000)                                   3,405       3,530       4,287      4,844        5,054
 Book value per common share                                       $8.46       $7.56       $8.27      $7.73        $7.65
 Basic earnings per common share:
   Income from continuing operations before extraordinary item     $2.29       $1.97       $1.41       $.97         $.59
   Income (loss) from discontinued operations                        ---         ---        ---        (.09)         .46
   Income before extraordinary item                                 2.29        1.97        1.41        .88         1.05
   Net income available for common stock shareholders               2.29        1.97        1.41        .82         1.05
   Weighted average shares outstanding (000)                       3,474       3,703       4,577      5,046        4,755
 Diluted earnings per common share:
   Income from continuing operations before extraordinary item     $2.21       $1.91       $1.39       $.94         $.54
   Income (loss) from discontinued operations                        ---         ---        ---        (.08)         .42
   Income before extraordinary item                                 2.21        1.91        1.39        .86          .96
   Net income available for common stock shareholders               2.21        1.91        1.39        .80          .96
   Weighted average shares outstanding (000)                       3,600       3,825       4,664      5,184        5,197
 Cash dividends per common share                                    $.80        $.37        $.37       $.16         $.08

(1)      Restated for 2001 3 for 2 stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Forward-Looking Information

     This Annual Report on Form 10-K includes forward-looking information, which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve, among other things, the Company's plans, beliefs and goals, refer to estimates or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

     o    Competitive pressure in the banking industry and changes in banking or
          other  laws  and  regulations  or  governmental   fiscal  or  monetary
          policies.

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

     o Uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism or as a result of possible military action in Iraq.

     o Credit quality deterioration, which could cause an increase in the provision for loan losses.

     o    Dividend restrictions.

     o    Regulatory discretion.

     o Material losses in the Company's merchant credit card processing business from card holder fraud or merchant business failure and the ability of the Company to comply with the regulations and rules of the major credit card associations, such as Visa and Mastercard, as described under "Certain Important Considerations for Investors" in this report.

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

     The Company undertakes no obligation to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to "Certain Important Considerations for Investors" in Item 1 and other information in this Report.

General

     The Company derives its income from two principal sources: (1) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities; and (2) non interest income or fee income which includes, fees earned on deposit services, fees earned from servicing loans for investors, fees from processing services, electronic-based cash management services and merchant credit card processing.

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



Results of Operations

     In 2002, the Company reported net income of $7,961,000, or $2.21 diluted per share, as compared to 2001 and 2000 net income of $7,307,000, or $1.91 diluted per share, and $6,466,000, or $1.39 diluted per share.

     Return on average assets for the year ended December 31, 2002 was 1.62% as compared to 1.63% and 1.47% for the years ended December 31, 2001 and 2000. Return on average common equity was 28.98% for the year ended December 31, 2002, as compared to 26.41% and 17.75% for the years ended December 31, 2001 and 2000.

     The Company's results in 2002 improved from 2001. Improvement was shown in noninterest income, which increased $1,016,000 to $7,615,000 in 2002 as compared to $6,599,000 in 2001 and net interest income, which increased $762,000 to $20,866,000 in 2002 as compared to $20,104,000 in 2001. In addition, net income increased due to a decline in the Company's effective tax rate from 40.4% in 2001 to 36.2% in 2002. For further information, see "Income Taxes" in this section.

     The Company's results in 2001 improved from 2000. Improvement was shown in noninterest expense, which decreased $1,497,000 to $14,451,000 in 2001 as compared to $15,948,000 in 2000. Other noninterest income increased $493,000 to $6,599,000 in 2001 as compared to $6,106,000 in 2000. Improvement was also shown in the provision for loan losses, which declined by $150,000 in 2001 as compared to 2000.

     Net Interest Income. For 2002, the Company's net interest income amounted to $20,866,000 as compared to $20,104,000 in 2001 and $20,844,000 in 2000. This
represents an increase of $762,000 or 4% in 2002, a decrease of $740,000 or 4% in 2001 and an increase of $1,157,000 or 6% in 2000, in each case as compared to prior year. The increase in 2002 as compared to 2001 is due to an increase in average earning assets of $44,273,000 from $420,340,000 in 2001 to $464,613,000 in 2002, offset by a decline in the net interest margin from 4.78% in 2001 to 4.49% in 2002. Such decline in the net interest margin is primarily due to the lower interest rate environment and the Company carrying $29,948,000 in lower yielding overnight investments during 2002 as compared to $17,552,000 in 2001. The decrease in 2001 as compared to 2000 is due to a negative impact of $882,000 associated with the trust preferred debt financing. Without the impact of such long term financing, net interest income would have increased in 2001 by $142,000 as a result of growth in average earning assets of $9,799,000.

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



                                             2002                           2001                           2000
                                  ----------------------------  ------------------------------ ------------------------------
                                    Average           Yield/      Average            Yield/      Average            Yield/
                                    Balance  Interest  Rate       Balance   Interest  Rate       Balance  Interest   Rate
                                  ----------------------------  ------------------------------ ------------------------------
                                                                    (dollars in thousands)
Assets:
Portfolio loans                         $356,953  $25,678   7.19%     $327,913   $27,904    8.51%     $329,799  $29,769    9.03%
Mortgage loans held for sale                 307       24   7.82           ---       ---     ---           ---      ---     ---
Investment securities (1)                 77,405    4,335   5.60        74,875     4,879    6.52        74,880    5,035    6.72
Federal funds sold                        29,948      499   1.67        17,552       772    4.40         5,862      359    6.12
                                        -----------------             ------------------              -----------------
    Total earning assets                 464,613   30,536   6.57       420,340    33,555    7.98       410,541   35,163    8.57
                                                   ------                         ------                         ------
Other non-earning assets                  35,396                        35,841                          36,541
Allowance for loan losses                 (7,543)                       (7,673)                         (7,997)
                                        ---------                     ---------                       ---------
    Total average assets                $492,466                      $448,508                        $439,085
                                        =========                     =========                       =========

Liabilities and Shareholders' Equity:
Interest bearing transaction accounts   $123,068    1,618   1.31      $123,537     2,762    2.24      $125,626    3,675    2.93
Time deposits                            217,332    6,961   3.20       186,011     9,668    5.20       180,130   10,294    5.71
Trust preferred securities                10,000    1,003  10.03         8,700       882   10.14           ---      ---     ---
Other borrowings                           4,169       88   2.11         3,360       139    4.14         5,333      350    6.56
                                        -----------------             ------------------              -----------------
  Total interest bearing liabilities     354,569    9,670   2.73       321,608    13,451    4.18       311,089   14,319    4.60
                                                   --------------                 ---------------                ---------------
Non-interest bearing demand deposits      99,148                        88,909                          80,923
Other non-interest bearing liabilities    11,274                        10,322                          10,635
Shareholders' equity                      27,475                        27,669                          36,438
                                        ---------                     ---------                       ---------
 Total average liabilities and
     shareholders' equity               $492,466                      $448,508                        $439,085
                                        =========                     =========                       =========
Net interest spread                                         3.84                            3.80                           3.97
                                                           ======                          ======                         ======
Net interest income and
  net interest margin                             $20,866   4.49%                $20,104    4.78%               $20,844    5.08%
                                                  ===============                ================               ================


(1) Investment securities are shown with the fair value adjustment included.



     The Company's average earning assets for 2002 increased approximately 11%, or $44,273,000, to $464,613,000, as compared to $420,340,000 for 2001. Average earning assets increased approximately 2%, or $9,799,000, in 2001 as compared to 2000. During 2002, the increase in average earning assets was driven by strong deposit growth. The increase in earning assets resulted primarily from an increase of $33,347,000 in average outstanding commercial real estate loans. In December 2000, the Company sold $21,205,000 in single-family residential loans and securitized another $17,949,000 as part of an asset repositioning strategy. The funds received from the loan sale have been used to fund growth in higher yielding relationship-based commercial and commercial real estate loans. Adjusting for the impact of the 2000 single-family residential loan sale and securitization, average portfolio loans increased $37,268,000 during 2001.

     With the increase in average earning assets in 2002 discussed above, the Company's funding levels also increased. The average balance of higher cost time deposits increased $31,321,000 in 2002 compared to an increase of $5,881,000 in 2001. The growth in time deposits in 2002 was a result of the successful introduction of the Company's liquid CD product. Additionally, average interest bearing transaction accounts decreased $469,000 in 2002 as compared to a decrease of $2,089,000 in 2001. Average other borrowings increased $2,419,000 in 2002 and $6,727,000 in 2001, primarily due to the impact of the Company's pooled trust preferred debt financing.

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


                                                          2002 over 2001                     2001 over 2000
                                                  ------------------------------     ------------------------------
                                                     Volume     Rate     Total         Volume      Rate    Total
                                                  ------------------------------     ------------------------------
                                                                           (in thousands)
Increase (decrease) in interest income:
Portfolio loans (1), (2)                             $2,332  ($4,558)  ($2,226)        ($169)   ($1,696)  ($1,865)
Mortgage loans held for sale                             24      ---        24           ---        ---       ---
Investment securities                                   160     (704)     (544)          ---       (156)     (156)
Federal funds sold                                      365     (638)     (273)          539       (126)      413
                                                  ------------------------------     ------------------------------
  Total increase (decrease)                           2,881   (5,900)   (3,019)          370     (1,978)   (1,608)
                                                  ------------------------------     ------------------------------

Increase (decrease) in interest expense:
Interest bearing transaction accounts                   (10)  (1,134)   (1,144)          (60)      (853)     (913)
Time deposits                                         1,437   (4,144)   (2,707)          328       (954)     (626)
Trust preferred                                         130       (9)      121           882        ---       882
Other borrowings                                         28      (79)      (51)         (106)      (105)     (211)
                                                  ------------------------------     ------------------------------
  Total increase (decrease)                           1,585   (5,366)   (3,781)        1,044     (1,912)     (868)
                                                  ------------------------------     ------------------------------
  Increase (decrease) in net interest income         $1,296    ($534)     $762         ($674)      ($66)    ($740)
                                                  ==============================     ==============================

(1) Does not include interest income which would have been earned on nonaccrual loans had such loans performed in accordance with their terms.

(2) Amortized loan fees of $377,000, $584,000 and $966,000 are included in interest income for 2002, 2001 and 2000.


     The net interest margin decreased to 4.49% for the year ended December 31, 2002, as compared to 4.78% and 5.08% for the years ended December 31, 2001 and 2000. During 2002 and 2001, the Company's net interest margin was negatively impacted by sluggish loan growth and the decline in the general interest rate environment. In addition, the pooled trust preferred debt financing which funded two stock purchase plans had a negative impact on the net interest margin of 19 basis points in 2002 and 21 basis points in 2001. The yield on average earning assets decreased to 6.57% in 2002 compared to 7.98% in 2001 and 8.57% in 2000.

     The effective rates on average interest-bearing liabilities decreased to 2.72% for 2002 as compared to 4.18% for 2001 and 4.60% for 2000. The decrease in 2002 and 2001 is attributable to a lower interest rate environment, as discussed above, offset by the impact of the Company's pooled trust preferred debt financing.

     Provision for Loan Losses. Annual fluctuations in the provision for loan losses result from management's regular assessment of the adequacy of the allowance for loan losses. There was no provision for loan losses for the years ended December 31, 2002 and 2001. In 2001, the provision for loan losses decreased from $150,000 in 2000. This decrease in the provision for loan losses in 2002 and 2001 when compared to 2000 was due to the minimal level of loan charge-offs and management's assessment of the level of risk in the portfolio.

     Noninterest Income. Noninterest income from continuing operations increased 15%, or $1,016,000, to $7,615,000 as compared to $6,599,000, for 2001. The
Company's noninterest income from continuing operations for 2001 increased by $493,000 or 8% from the $6,106,000 it received during 2000. The following table sets forth the sources of noninterest income from continuing operations for the years ended December 31, 2002, 2001 and 2000.



                                                         Year Ended December 31,
                                                      2002        2001         2000
                                                  -----------------------------------
                                                             (in thousands)
  Service charges on deposit accounts               $1,188      $1,116       $1,077
  Merchant draft processing, net                     5,009       4,240        4,856
  Loan servicing income                                268         295          272
  Net realized gains (losses) on
    securities available for sale                      294         112         (171)
  Gain (loss) on sale of loans                          13         ---         (584)
  Other income                                         843         836          656
                                                  ---------   ---------    ---------
                                                    $7,615      $6,599       $6,106
                                                  =========   =========    =========




     Merchant draft processing net revenue amounted to $5,009,000 in 2002 as compared to $4,240,000 in 2001 and $4,856,000 in 2000. The increase of $769,000 during 2002 when compared to 2001 is a result of the Company achieving success in building its overall merchant draft processing business through direct marketing efforts and new independent sales organization (ISO) business. The decrease of $616,000 during 2001 when compared to 2000 is due to the expiration of a large merchant draft processing contract with an ISO. In 2000, the Company benefited from the amortization of a lump sum payment of $2,600,000 received in December 1998. Such payment was a result of a renegotiated merchant card services contract with an ISO. As of December 31, 2000, the payment had been fully amortized. For the year ended December 31, 2000 the Company recorded $1,440,000 as revenue associated with the payment. In addition, under the terms of the renegotiated contract the Company received a contract, completion bonus in the amount of $528,000 during 2000.

     The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,261,000 and $1,212,000 as of December 31, 2002 and 2001, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, the historical losses incurred by NBR and management's assumptions regarding merchant and ISO risk. For additional information, please refer to "Certain Important Considerations for Investors" in Item I in this Report.

     Loan servicing revenues decreased to $268,000 for the year ended December 31, 2002, compared to $295,000 in 2001, and $272,000 in 2000. The decrease in
2002 was due to a decrease in the Company's servicing portfolio, as compared to an increase in the servicing portfolio during 2001. Future loan servicing income will be dependent, in part, on prepayments of loans held in the Company's servicing portfolio.

     During 2002, the Company sold $9,025,000 in investment securities available for sale, and recorded a gain on such sales of $294,000. See Note D of Notes to Consolidated Financial Statements. During 2001, the Company sold $5,806,000 in investment securities available for sale, and recorded a gain on such sales of $112,000.

     Noninterest Expense. Noninterest expense amounted to $16,005,000 in 2002, $14,451,000 in 2001 and $15,948,000 in 2000. This represents an increase of $1,554,000 or 11% in 2002 and a decrease of 1,497,000 or 9% in 2001 when compared to 2000.

     Salaries and employee benefits expense for 2002 increased $631,000, or 8%, to $8,967,000, as compared to $8,336,000 for 2001. This compared with a 4% decrease during 2001 over the 2000 salaries and employee benefits expense of $8,640,000. The increase in 2002 is a result of an increase in the average number of full-time-equivalent staff employed by the Company. The decrease in 2001 is a result of the Company's emphasis on improving efficiency through process improvement and job function consolidation. The Company's full-time-equivalent staff levels were 151, 148, and 150 at December 31, 2002, 2001, and 2000.

     Occupancy and equipment expense was $2,126,000 in 2002, $2,026,000 in 2001, and $2,040,000 in 2000. In 2002 occupancy and equipment expense increased $100,000 due to normal operating cost increases. In 2001 the decrease of $14,000 as compared to 2000 was attributable to the Company's decreased space requirements as a result of the relocation of operating personnel.

     The following table describes the components of other noninterest expense for the years ended December 31, 2002, 2001 and 2000.


                                                         Year Ended December 31,
                                                        2002        2001           2000
                                                  ---------------------------------------
                                                              (in thousands)
        Professional fees                             $1,119        $360            $950
        Regulatory expense and insurance                 420         396             453
        Postage and office supplies                      531         529             463
        Shareholder expenses and director fees           379         377             412
        Advertising                                      400         484             420
        Telephone                                        395         389             351
        Electronic data processing                     1,113         944           1,274
        Other                                            555         610             945
                                                  ---------------------------------------
                                                      $4,912      $4,089          $5,268
                                                  =======================================





     Other noninterest expenses were $4,912,000 during 2002, an increase of $823,000, or 20%, when compared to 2001 expenses of $4,089,000. Other noninterest expense decreased $1,179,000 or 22% in 2001 when compared to 2000. The increase during 2002 is in part due to legal and consulting fees of $415,000 associated with certain corporate activities, including exploring strategic options for the Company and its Merchant Card Services segment and $163,000 in expenses incurred in association with the formation of NBR Real Estate Investment Trust. The decline in 2001 was the result of an efficiency improvement initiative, which began in December 2000. One aspect of such initiative was to focus on vendor expense control.

     Income Taxes. The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The Company's effective tax rate on continuing operations was 36.2% in 2002 and 40.4% in 2001 and 2000. The primary reason for the reduction in the Company's effective tax rate in 2002 was the January 15, 2002 formation of the NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. This entity was formed as a subsidiary of NBR to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending. As a result of the formation and funding of this entity, along with the one-time benefit associated with the current year recapture of only 50% of the Company's California state bad debt reserve, and the allowed permanent deduction of the other 50% of the Company's California state bad debt reserve, the Company's effective tax rate was reduced to 36.2%.


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

         Summary financial data by industry segment follows:

                                                  For the Year Ended,
                                                      December 31,
                                     -----------------------------------------------
                                          2002           2001            2000
                                     -----------------------------------------------
                                                     (in thousands)

    Community Banking:
     Revenue                                $22,876         $21,421         $20,960
     Expenses                                13,327          12,222          14,089
                                     -----------------------------------------------
         Income before income tax            $9,549          $9,199          $6,871
                                     ===============================================

    Average assets                         $465,678        $422,134        $414,181
                                     ===============================================

    Merchant Credit Card Services:
     Revenue                                 $5,605          $5,282          $5,990
     Expenses                                 2,678           2,229           2,009
                                     -----------------------------------------------
         Income before income tax            $2,927          $3,053          $3,981
                                     ===============================================

    Average assets                          $26,788         $26,374         $24,904
                                     ===============================================

    Total Company:
     Revenue                                $28,481         $26,703         $26,950
     Expenses                                16,005          14,451          16,098
                                     -----------------------------------------------
         Income before income tax           $12,476         $12,252         $10,852
                                     ===============================================

    Average assets                         $492,466        $448,508        $439,085
                                     ===============================================


Community Banking

     The Community Banking segment's income before income taxes amounted to $9,549,000 in 2002 as compared to $9,199,000 in 2001 and $6,871,000 in 2000. The
Community Banking segment's revenues increased in 2002 over 2001 as a result of an increase in net interest income. Net interest income increased due to an increase in earning assets, offset by a decline in the general interest rate environment and the issuance of pooled trust preferred debt securities, which have been fully allocated to the Community Banking segment. The increase during 2001 over 2000 is the result of increased service charges on deposit accounts, loan servicing income and the absence of any loss on sale of loans and investment securities. Additionally, during 2002 and 2001, the Company increased its loan portfolio through marketing efforts. Total average portfolio loans were $356,953,000 in 2002 up from $327,913,000 in 2001.


Merchant Card Services

     The Merchant Card Services segment provides Visa and Mastercard credit card processing and settlement services for approximately 39,000 merchants located throughout the United States. In 2002, processing volume exceeded $1.7 billion. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of ISOs.

     During 2002, the Merchant Card Services segment net income decreased due to an increase in salary and benefits expenses. The increase in the unit's salary and benefits expense is due to a build-up in sales development personnel. The increase in expenses was partially offset by an increase in processing revenue brought about by the Company's efforts to build its overall merchant card services business through direct marketing efforts, new ISO relationships and an increase in the realization in deferred processing revenue associated with certain merchants. During 2001, the Merchant Card Services segment's net income declined due to a decline in processing revenue, which is directly attributable to the expiration of a large merchant credit card processing contract in the fourth quarter of 2000. In 2000 and 1999, the segment had experienced two successive years of revenue and earnings growth due to an increase in the number of merchants it services and an increase of ISOs to market its services. In December 1998, the Company renegotiated the terms of a processing contract with an ISO who represented $1,736,000 or 66% of the Company's merchant draft net processing revenue, $1,412,000 or 45%, $1,979,000 or 41% and $114,000 or 3% of
such revenue in 1999, 2000 and 2001. As a result of the renegotiation the ISO brought down its processing rate in consideration for a payment of $2,600,000 to the Company. The Company amortized the payment over the life of the renegotiated contract. During 2000, 1999 and 1998, $1,440,000, $910,000 and $250,000 of this payment was recognized as revenue. At December 31, 2000 such processing revenue had been fully amortized.

     Under  the terms of the  renegotiated  contract,  the  Company  received  a contract completion bonus in the amount of $528,000 during 2000. Since April 1999, in an effort to offset the anticipated decline in future merchant bankcard processing revenues from the completion of the contract discussed above, the Company has been building its overall merchant card services business through additional direct marketing efforts, hiring of additional personnel and developing new ISO relationships. Costs associated with this build up account for the increase in the unit's expenses in 2002, which amounted to $2,678,000 as compared to $2,229,000 in 2001 and $2,009,000 in 2000.

     The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,261,000 and $1,212,000 as of December 31, 2002 and 2001, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by NBR, and management's assumptions regarding merchant and ISO risk. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $246,000, $138,000 and $713,000 in 2002, 2001 and 2000. The relatively higher level of the provision during 2000 reflects the growth in proprietary merchant account volume, increased exposure to internet merchants, and a new ISO relationship in which the Company assumed fraud risk directly rather than looking first to the ISO. For additional information, please refer to "Certain Important Considerations for Investors" in Item I in this Report.

         The following table summarizes the Company's merchant card allowance for charge-back losses for the periods indicated:



                                            For the Year Ended
                                               December 31,
                                        2002         2001        2000
                                   --------------------------------------
                                              (in thousands)

        Beginning allowance              $1,212        $1,277     $908
        Provision for losses                246           138      713
        Recoveries                           37           105      ---
        Charge-offs                        (234)         (308)    (344)
                                   --------------------------------------
        Ending allowance                 $1,261        $1,212   $1,277
                                   ======================================


Investment Portfolio

     The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities held to maturity until maturity and management believes that the Company has the ability to do so. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. The following table summarizes the maturities of the Company's debt securities at their carrying value and their weighted average yields at December 31, 2002. In the following table, yields on tax-exempt securities have been presented on a tax-equivalent basis.



                                                          Debt Securities
                                                         Available for Sale
                                                            After Five
                                      After One Through       Through            After
                    Within One Year       Five Years         Ten Years          Ten Years            Total
                  ------------------------------------------------------------------------------------------------
                    Amount    Yield    Amount    Yield     Amount   Yield    Amount    Yield     Amount    Yield
                  ------------------------------------------------------------------------------------------------
                                                      (dollars in thousands)
 U.S. Government
   obligations        $3,029   2.95 %    $6,343  5.28 %  $     ---     ---      $ ---   ---        $9,372  4.53 %
 Mortgage-backed         ---    ---              ---           ---     ---     71,183   5.26%      71,183  5.26
 Other securities        ---    ---         ---  ---           ---     ---        ---   ---           ---   ---
                  -----------        -----------         -----------       -----------        ------------
   Total              $3,029   2.95 %    $6,343  5.28 %  $     ---     ---    $71,183   5.26 %    $80,555  5.17 %
                  ===========        ===========         ===========       ===========        ============

                                                         Held to Maturity
                                                            After Five
                                      After One Through       Through             After
                    Within One Year       Five Years          Ten Years          Ten Years           Total
                  ------------------------------------------------------------------------------------------------
                    Amount    Yield    Amount    Yield     Amount    Yield    Amount    Yield    Amount    Yield
                  ------------------------------------------------------------------------------------------------
                                                   (dollars in thousands)
 U.S. Government
   obligations         $ ---    ---       $ ---   ---         $ ---   ---        $ ---   ---        $ ---   ---
 Mortgage-backed         ---    ---         ---   ---           ---   ---        8,611  8.17 %      8,611  8.17 %
 Other securities        ---    ---       1,190  4.36 %       1,887   4.53 %     5,076  4.33        8,153  2.71
                  -----------        -----------         -----------        -----------        -----------
   Total               $ ---    ---      $1,190  4.36 %      $1,887   4.53 %   $13,687  6.74 %    $16,764  5.82 %
                  ===========        ===========         ===========        ===========        ===========

     The following table summarizes the book value of the Company's investment securities held on the dates indicated:


                                                                 Available for Sale
                                                                    December 31,
                                                       2002             2001             2000
                                                -----------------------------------------------------
                                                                   (in thousands)
 U.S. Government obligations                             $9,372           $10,360          $28,001
 Mortgage-backed securities                              71,183            25,390           18,664
 Other securities                                           ---             9,308            5,967
 FHLB and FRB Stock                                       2,602             2,515            2,777
                                                -----------------------------------------------------
   Total                                                $83,157           $47,573          $55,409
                                                =====================================================


                                                                  Held to Maturity
                                                                    December 31,
                                                       2002             2001             2000
                                               -----------------------------------------------------
                                                                   (in thousands)
 U.S. Government obligations                           $    ---            $2,000          $12,991
 Mortgage-backed securities                               8,611             9,066           11,953
 Other securities                                         8,153             6,336            4,857
                                                -----------------------------------------------------
   Total                                                $16,764           $17,402          $29,801
                                                =====================================================


Loan Portfolio


     The Company concentrates its lending activities in three principal areas: real estate mortgage loans (residential and commercial loans), real estate construction loans and commercial loans. At December 31, 2002, these three categories accounted for approximately 67%, 12% and 17% of the Company's loan portfolio. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrowers' depository relationships with the Company and prevailing money market rates indicative of the Company's cost of funds.

     Concentration of the Company's lending activities in the real estate sector could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. The ability of the Company to continue to originate mortgage, construction and other loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes or floods, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, the long-term impact of the California energy crisis may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral in California, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

     The following table sets forth the amounts of loans outstanding by category as of the dates indicated. There were no concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in the table below.

                                                                        December 31,
                                   ---------------------------------------------------------------------------------------
                                          2002             2001             2000              1999             1998
                                   ---------------------------------------------------------------------------------------
                                                                       (in thousands)
 Residential real estate mortgage           $87,764         $101,175          $98,914          $130,504          $97,194
 Commercial real estate mortgage            158,018          121,456           93,091            79,476           59,257
 Commercial                                  62,958           70,438           66,645            61,165           63,260
 Real estate construction                    42,749           46,501           49,460            40,059           46,905
 Installment and other                       14,260           12,567            7,900             4,624            5,095
 Net deferred fees                             (673)            (488)            (909)           (1,383)          (2,395)
                                   ---------------------------------------------------------------------------------------
   Total loans                              365,076          351,649          315,101           314,445          269,316
 Allowance for loan losses                   (7,400)          (7,580)          (7,674)           (7,931)          (8,041)
                                   ---------------------------------------------------------------------------------------
   Net loans                               $357,676         $344,069         $307,427          $306,514         $261,275
                                   =======================================================================================



     Real Estate Mortgage Loans. As of December 31, 2002, the Company's residential mortgage loans totaled $87,764,000, or 24%, of its total loans. These loans were predominantly originated in Sonoma and Mendocino Counties. Total residential loans decreased $13,411,000 during 2002 as compared to an increase of $2,261,000 in 2001. The decrease during 2002 was the result of substantial paydown activity, as compared to the increase during 2001, which was the result of normal loan origination activity. During 2000, total residential loans decreased due to the Company's sale of $21,205,000 in single family residential loans and the securitization of another $17,949,000 as part of an asset repositioning strategy. The funds received from the loan sale were used to fund growth in higher yielding relationship-based commercial and commercial real estate loans.

     At December 31, 2002, $32,448,000, or 37%, of the Company's residential real estate mortgage loans were fixed-rate mortgage loans having original terms ranging from one to thirty years. Another $17,540,000, or 20%, were held as adjustable-rate mortgages. The balance of these loans, $37,776,000, or 43%, consisted of multifamily loans and loans on improved single-family lots. The majority of the Company's residential mortgage loans have been underwritten for the Company's portfolio and do not necessarily meet standard underwriting criteria for sale in the secondary market. Approximately 48% of the total amount outstanding had principal balances that were less than $300,000. The Company's residential real estate mortgage loans predominately have loan-to-value ratios of 80% or less, using current loan balances and appraised values as of the time of origination. The Company's general policy is not to exceed an 80% loan-to-value ratio on residential mortgage loans without mortgage insurance.

    As of December 31, 2002, the Company had outstanding $158,018,000 in commercial mortgage loans, which constituted 43% of total loans. Of these loans, 45% were secured by owner-occupied commercial properties and have 5- to 15-year maturities based upon 25- to 30-year amortization periods. The ratio of the loan principal amount to appraised values is generally 75% or less, using appraised values at the time of loan origination, and the loans are for owner-occupied small office buildings or office/warehouses. The Company originates commercial mortgage loans that are guaranteed by the SBA up to 70% to 90% of the balance. The SBA guaranteed portion of such loans can be sold into the secondary market with the unguaranteed principal balance retained. The aggregate retained unguaranteed principal balance of such loans was $8 million at December 31, 2002. Approximately 30% of the total amount outstanding of commercial mortgage loans had principal balances that were less than $250,000.

     Real Estate Construction Loans. The Company's primary market focus emphasizes individual borrowers and small residential and commercial projects. The economic viability of the project and the borrower's past development record and creditworthiness are primary considerations in the loan underwriting decision. The Company had $42,749,000 in construction loans outstanding at December 31, 2002, comprising 12% of its total loans. These loans were principally located in Northern California. This represents a decrease of $3,752,000 or 8% from 2001. During 2001, construction loans decreased $2,959,000 or 6% from 2000. In 2000 construction loans increased $9,401,000 or 23%. As of December 31, 2002, approximately $5 million of these loans consisted of 23 single-family individual-borrower construction loans, and the remaining loans included 24 subdivision projects, 16 land development projects and 8 commercial projects. At December 31, 2002, the largest single-family construction loan commitment was $1,240,000, and the average commitment was less than $494,000. The largest commitment for a subdivision project was $6,276,000 and the average subdivision commitment was less than $1,117,000. The average commitment for a commercial project was approximately $1,387,000.

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

     Commercial real estate mortgage and construction lending contains potential risks which are not inherent in other types of portfolio loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns, which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties and vacancy rates. A decline in general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market area, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in its primary market area even if real estate values elsewhere in California remain stable or increase.

     Commercial Loans. Commercial loans consist primarily of short-term financing for businesses and professionals located in Sonoma and Mendocino Counties. At December 31, 2002, these loans totaled $62,958,000, or 17%, of the Company's total loans. This represents a decrease of $7,480,000 or 11% as compared to an increase of $3,793,000 or 6% from 2001 and 2000. The decline in commercial loans during 2002 is due to normal loan payoffs and the competitive banking environment. The increase during 2001 was due to the Company's marketing efforts and a general expansion of businesses within the Company's market area. The commercial loans are diversified as to industries and types of businesses, with no significant industry concentrations. Commercial loan borrowers generally have deposit relationships with the Company. The commercial loans can be unsecured or secured by various assets, including equipment, receivables, deposits and other assets. Commercial loans may be secured by commercial or residential property; however, they are not classified as mortgage loans since these loans are not typically taken out for the purpose of acquiring real estate and the loans are short-term. In these cases, the mortgage collateral is often taken as additional collateral. As of December 31, 2002, the size of individual commercial loans varied widely, with 93% having principal balances less than $350,000. At December 31, 2002, the Company had 10 commercial borrowers whose aggregate individual liability exceeded $2,000,000.

     Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of the commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. There were $75,958,000 in undisbursed loan commitments and $307,000 in standby letters of credit.

     Maturity Distribution. The following table shows the maturity distribution of the Company's commercial and real estate construction loans outstanding as of December 31, 2002, which, based on remaining scheduled repayments of principal, were due within the periods indicated.


                                                        After One
                                              Within     Through    After Five
                                             One Year   Five Years    Years        Total
                                          -------------------------------------------------
                                                           (in thousands)

   Commercial                                  $19,433     $17,403     $26,122     $62,958
   Real estate construction                     33,816       8,807         126      42,749
                                          -------------------------------------------------
     Total                                     $53,249     $26,210     $26,248    $105,707
                                          =================================================


   Loans with fixed interest rates              $5,681      $3,828        $839     $10,348
   Loans with variable interest rates           47,568      22,382      25,409      95,359
                                          -------------------------------------------------
     Total                                     $53,249     $26,210     $26,248    $105,707
                                          =================================================

Deposit Structure

     The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2002 (in thousands):


              Remaining Maturity:
                Three months or less                           $30,400
                Over three months to six months                 13,248
                Over six months to 12 months                    21,997
                Over 12 months                                   3,355
                                                    -------------------
                  Total                                        $69,000
                                                    ===================


     Time deposits of $100,000 or more are generally from the Company's local business and professional customer base. The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposits, savings and checking accounts. In addition to the Company's local depository offices, it attracts certificates of deposit, primarily from financial institutions throughout the nation, by publishing rates in national publications. These certificates of deposit have often been set at interest rates at local market retail deposit rates to attract deposits. The national deposit market is utilized to supplement the Company's liquidity needs. There can be no assurance that this funding practice will continue to provide deposits at attractive rates or that applicable federal regulations will not limit the Company's ability to attract deposits in this manner. The amount of such deposits was $399,000 and $11,052,000 as of December 31, 2002 and 2001. The Company generally does not purchase brokered deposits and had no brokered deposits at December 31, 2002. The Company also accepts certificates of deposit from the State of California. Such certificates of deposit amounted to $10,000,000 and $15,045,000 as of December 31, 2002 and 2001. In order to accept deposits from the State of California, the Company is required to pledge investment securities. The carrying amount of such securities amounted to $13,016,000 and $16,786,000 as of December 31, 2002 and 2001.

     The following table sets forth the distribution of the Company's average daily deposits for the periods indicated.



                                                     Year Ended December 31,
                                 ------------------------------------------------------------------
                                        2002                  2001                   2000
                                 ---------------------  --------------------   --------------------
                                     Amount     Rate       Amount     Rate       Amount      Rate
                                 ---------------------  --------------------   --------------------
                                                      (dollars in thousands)
 Transaction accounts:
   Savings & Money Market            $93,166    1.56%      $95,773    2.59%      $98,576    3.40 %
   NOW                                29,902    0.55        27,764    1.00        27,050    1.19
   Noninterest bearing                99,148     ---        88,909     ---        80,923     ---
 Time deposits $100,000 and over      91,705    3.27       102,185    5.28        81,215    5.86
 Other time deposits                 125,627    3.16        83,826    5.09        98,915    5.60


     The potential impact on the Company's liquidity from the withdrawal of these deposits is considered in the Company's asset and liability management policies, which attempt to anticipate adequate liquidity needs through its management of investments, federal funds sold, or by generating additional deposits.


Other Borrowings

     NBR has a short term borrowing agreement with the Federal Home Loan Bank of San Francisco (FHLB). This agreement is collateralized by approximately $42,000,000 in residential mortgage loans. Available credit under this line at December 31, 2002 was $37,000,000. Advances can be made on a long-term and short-term basis with a rolling maturity date. On occasion, a borrowing is made on a fixed maturity basis. In such instances, maturities do not extend beyond one year. As of December 31, 2002, there was an outstanding balance of $5,000,000 under this line. Redwood also maintains a $2,500,000 unsecured line of credit with a major financial institution. As of December 31, 2002, there was an outstanding balance of $1,150,000 under this line. In addition, the Company enters into various short-term borrowing agreements, which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans.

     The following table summarizes the balances outstanding at year end, the highest amount of borrowings outstanding for a month-end during the year, the average balance of borrowings and the weighted average rate for the years ended December 31, 2002, 2001 and 2000 (in thousands).


                                                       2002           2001          2000
                                                 -------------------------------------------

 Balance, December 31                                $12,356         $3,870         $3,528
 Average balance during the year                       4,169          3,360          5,333
 Weighted average interest rate during the year        2.11%          4.14%          6.56%
 Maximum month-end balance during year               $12,356         $6,000        $11,350
 Date of maximum month-end balance                  December      September       November

Trust Preferred Securities

     On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The net proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current bank regulatory guidelines. As of December 31, 2002, the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities constitute the trust preferred securities in the financial statements.

     The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve, if then required, the Capital Securities are redeemable prior to the maturity date of February 22, 2031, at the option of the Company; on or after February 22, 2021 at par; or on or after February 22, 2011 at a premium, or upon the occurrence of specific events set forth in the trust indenture. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

Asset Quality

     The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company conducts its own internal credit review processes and, in addition, contracts with an independent loan reviewer who performs semi-annual reviews of new loans and potential problem loans that fall within predetermined parameters. The Board of Directors of NBR has an internal asset review committee which reviews the asset quality of new and problem loans on a quarterly basis and reports the findings to the full Board. In management's opinion, this loan review system facilitates the early identification of potential problem loans.

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

     Interest income is recognized on impaired loans in a manner similar to that of all loans. It is the Company's policy to place loans that are delinquent 90 days or more as to principal or interest on nonaccrual status unless well secured and in the process of collection, and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only when the future collection of principal is considered by management to be probable.

     At December 31, 2002 and 2001, the Company's total recorded investment in impaired loans was $2,794,000 and $3,176,000 of which $2,493,000 and $2,892,000 related to the recorded investment for which there is a related allowance for credit losses of $670,000 and $318,000. The amount of that recorded investment for which there is no related allowance for credit losses was $301,000 and $284,000 at December 31, 2002 and 2001. At December 31, 2002, substantially all of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by the estimated present value of cash flows.

     The average recorded investment in impaired loans during the years ended December 31, 2002, 2001 and 2000 was $1,866,000, $2,973,000 and $1,424,000. The
related amount of interest income recognized during the period that such loans were impaired during such year was $65,000, $49,000 and $65,000.

     As of December 31, 2002 and 2002,  there were  $2,516,000 and $2,892,000 of loans on which the accrual of interest had been discontinued. Interest due but excluded from interest income on loans placed on nonaccrual status was $66,000, $88,000 and $72,000 for the years ended December 31, 2002, 2001 and 2000.
Interest income received on nonaccrual loans was $0, $1,000 and $14,000 for the years ended December 31, 2002, 2001 and 2000.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.


                                                                               December 31,
                                                          ---------------------------------------------------------
                                                            2002        2001       2000        1999        1998
                                                          ---------------------------------------------------------
                                                                           (dollars in thousands)

 Nonaccrual loans                                            $2,516     $2,892        $908      $3,063      $5,556
 Accruing loans past due 90 days or more                          6        ---         ---         ---         ---
 Restructured loans (in compliance with modified terms)         272        284         295       1,018       1,045
                                                          ---------------------------------------------------------
   Total nonperforming loans                                  2,794      3,176       1,203       4,081       6,601
 Other real estate owned                                        ---        ---         757       2,363       2,181
 Other assets owned                                             ---        ---         ---         ---         129
                                                          ---------------------------------------------------------
   Total nonperforming assets                                $2,794     $3,176      $1,960      $6,444      $8,911
                                                          =========================================================

 Nonperforming loans to total loans                            0.77%      0.90%       0.38%       1.30%       2.45%
 Nonperforming assets to total assets                          0.54       0.71        0.43        1.52        2.11
 Allowance for loan losses to nonperforming assets           264.85     238.66      391.53      123.08       90.24
 Allowance for loan losses to nonperforming loans            264.85     238.66      637.91      194.34      121.82


     Nonperforming loans totaled $2,794,000 at December 31, 2002, consisting of $476,000 that were secured by residential real estate with the remaining $2,318,000 either unsecured or collateralized by various business assets other than real estate.

     At December 31, 2002, the Company did not carry any assets classified as other real estate owned.

     In addition to the above mentioned assets, as of December 31, 2002 management of the Company has identified eight lending relationships which in aggregate amount to approximately $1,244,000 in potential nonperforming loans, as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower. Two of these loans are secured by real estate and the others are secured by business assets.

         The following table provides certain information for the years indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.



                                                           Year Ended December 31,
                                      -----------------------------------------------------------------
                                         2002         2001          2000         1999          1998
                                      -----------------------------------------------------------------
                                                           (dollars in thousands)


 Balance at beginning of period                $7,580       $7,674        $7,931       $8,041        $7,645
                                           -----------------------------------------------------------------

 Charge-offs:
   Residential real estate mortgage               ---          ---           111           21           617
   Commercial real estate mortgage                ---          ---           ---          612           355
   Commercial                                     264          177           461          769           794
   Real estate construction                        22          ---            90          100           179
   Installment and other                           12            8            39           13            55
                                           -----------------------------------------------------------------
 Total charge-offs                                298          185           701        1,515         2,000
                                           -----------------------------------------------------------------

 Recoveries:
   Residential real estate mortgage               ---            4            69           42            31
   Commercial real estate mortgage                ---          ---            22           45            10
   Commercial                                      99           75           169          498           279
   Real estate construction                         2         ---              3           53             3
   Installment and other                           17           12            31           17            33
                                           -----------------------------------------------------------------
 Total recoveries                                 118           91           294          655           356
                                           -----------------------------------------------------------------

 Net charge-offs                                  180           94           407          860         1,644
                                           -----------------------------------------------------------------

 Provision for loan losses                        ---          ---           150          750         2,040
                                           -----------------------------------------------------------------

 Balance at end of period                      $7,400       $7,580        $7,674       $7,931        $8,041
                                           =================================================================

 Net charge-offs during the period
   to average loans                              0.05%        0.03%         0.12%        0.29%         0.62%
 Allowance for loan losses to total loans        2.03         2.16          2.44         2.52          2.99
 Allowance for loan losses
   to nonperforming loans                      264.85       238.66        637.91       194.34        121.82



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

     It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover probable incurred losses, and management believes that the allowance at December 31, 2002 was adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

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

                                                              December 31,
                      -----------------------------------------------------------------------------------------------------
                            2002                2001               2000              1999               1998
                      -----------------------------------------------------------------------------------------------------
                      Allowance    % of    Allowance    % of    Allowance    % of    Allowance    % of   Allowance    % of
                      for Losses   Loans   for Losses   Loans   for Losses   Loans   for Losses   Loans  for Losses   Loans
                      -----------------------------------------------------------------------------------------------------
                                                        (dollars in thousands)

 Residential real
  estate mortgage       $1,322     24%       $1,283     29%       $1,194     32%       $2,258    42%       $1,725     36%
 Commercial real
   estate mortgage       2,386     43         1,839     34         1,549     29           947    25         1,260     22
 Commercial              2,341     17         2,198     20         2,187     21         2,088    19         2,514     23
 Real estate
construction               871     12         1,433     13         1,416     16         1,064    13         1,691     17
 Installment and
other                      447      4           427      4           257      2           130     1           207      2
 Unallocated                33    ---           400    ---         1,071    ---         1,444   ---           644    ---
                       ---------------    -----------------     ----------------   -----------------    -----------------
 Total                  $7,400    100%       $7,580    100%       $7,674    100%       $7,931   100%       $8,041    100%
                       ===============    =================     ================   =================    =================


Mortgage Repurchase Commitments

     From time to time the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral, which had secured a mortgage loan sold by the Company. Such representations and warranties include the existence of a valid appraisal, status of borrower or fraud. The Company expects that it may be required to repurchase loans in the future. During 2002 the Company was required to repurchase one mortgage loan for $72,000, as compared to 2001, during which the Company was not required to repurchase any mortgage loans. In 2000, the Company was required, by various mortgage loan investors, to repurchase 2 nonperforming residential mortgage loans totaling $120,000.


Investment in REMIC

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

     The composition of the original certificate balances along with their respective December 31, 2002 balances is as follows:


                                           Original         December 31, 2002
                                         Certificate           Certificate
                                          Face Value            Face Value
                                     --------------------  --------------------

                       Class A              $73,199,448             $2,598,893
                       Class B                3,249,067              3,196,477
                       Class C                      100                    100
                                     --------------------  --------------------
                                            $76,448,615             $5,795,470
                                     ====================  ====================

     Since inception the pool has realized losses of $52,590 which reduced the original face value of the Class "B" certificate.


Contractual Obligations and Commitments

     The  following  table  presents  our  longer  term,   non-deposit  related,
contractual obligations and our commitments to extend credit to our borrowers, in aggregate and by payment due dates:




                                                                           December 31, 2002
                                                   ------------------------------------------------------------------
                                                     Less Than     One Through      Four To     After Five
                                                      One Year     Three Years    Five Years      Years      Total
                                                   ------------------------------------------------------------------
                                                                            (in thousands)

 Trust preferred securities                                $ ---           $ ---         $ ---      $10,000  $10,000
 Operating leases (premises)                               1,455           1,850         1,248          556    5,109
                                                   ------------------------------------------------------------------
     Total long-term debt
         and operating leases                             $1,455          $1,850        $1,248      $10,556  $15,109
                                                   =========================================================

 Commitments to extend credit                                                                                 75,959
 Standby letters of credit                                                                                       307
                                                                                                           ----------
      Total contractual obligations and commitments                                                          $91,375
                                                                                                           ==========

Liquidity


     Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity are associated with common stock repurchases, dividend payments made to the shareholders, interest payments relating to Redwood's trust preferred debt and operating expenses. It is the Company's policy to maintain liquidity levels at the parent company which management believes to be consistent with the safety and soundness of the Company as a whole. As of December 31, 2002, Redwood held $46,000 in deposits at NBR. In addition, Redwood has a $2,500,000 unsecured line of credit with a major financial institution, which bears an interest rate equal to the federal funds rate plus 1.50%. As of December 31, 2002, there was an outstanding balance of $1,150,000 under this line of credit.

     Payment of dividends by Redwood is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would be undercapitalized as a result. If NBR is restricted from paying dividends, Redwood might be unable to pay the above obligations. No assurance can be given as to the ability of NBR to pay dividends to Redwood. At December 31, 2002, NBR could not pay additional dividends to Redwood without prior regulatory approval. The approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In January 2003, NBR received approval for its 2003 dividend plan from the OCC. In 2002, 2001 and 2000 NBR declared dividends payable to Redwood of $6,600,000, $5,900,000 and $12,129,000. For additional information, please see "Regulation and Supervision" in Item I of this report and Note N to the Consolidated Financial Statements included in this Report.

     Although each entity within the consolidated group manages its own liquidity, the Company's consolidated cash flows can be divided into three distinct areas; operating, investing and financing. For the year ended December 31, 2002, the Company received $5,261,000 and $57,687,000 in cash flows from operations and financing activities while using $47,860,000 in investing activities.

     The principal source of asset liquidity is federal funds sold. Secondary sources of liquidity are loan repayments, investment securities available for sale, maturing investment securities held to maturity, and loans and investments that can be used as collateral for other borrowings. At December 31, 2002, the Company had $17,500,000 in federal funds sold. Total investment securities were $99,921,000, of which $34,402,000 were pledged.

     Liability-based liquidity includes interest-bearing and noninterest bearing retail deposits, which are a relatively stable source of funds, time deposits from financial institutions throughout the United States, federal funds purchased, and other short-term and long-term borrowings, some of which are collateralized. As required by the Federal Home Loan Bank, NBR collateralizes its advances from the FHLB with residential mortgage loans. Management uses FHLB advances as part of its funding strategy because the rates paid for those advances are generally in line with the rates paid on time deposits. At December 31, 2002, approximately $42,000,000 of residential mortgage loans were pledged to secure any funds the Company may borrow from the FHLB in the future. NBR's FHLB borrowing limitation at December 31, 2002 was $37,000,000. At December 31, 2002, NBR had outstanding FHLB advances of $5,000,000. At December 31, 2001 and 2000 NBR had paid off all FHLB advances. Management believes that at December 31, 2002 the Company's liquidity position was adequate for the operations of Redwood and its subsidiaries for the foreseeable future.


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

     Under the risk-based capital standard, assets reported on an institution's balance sheet and certain off-balance-sheet items are assigned to risk categories, each of which is assigned a risk weight. This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity, trust preferred securities, for up to 25% of total tier 1 capital, and noncumulative preferred stock) and "Tier 2" capital (defined as principally comprising the allowance for loan losses and subordinated debt). At December 31, 2002, 2001 and 2000, the Company and its subsidiaries were required to maintain a total risk-based capital ratio of 8% and a Tier 1 capital ratio of at least 4%.

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

     The table below shows the capital ratios for the Company and NBR at December 31, 2002.



                                                                 Company          NBR
                                                             ------------------------------

          Total capital to risk weighted assets                    10.72%        10.94%
          Tier 1 capital to risk weighted assets                    9.18          9.68
          Leverage ratio                                            6.96          7.35


     Under the most stringent capital requirement, the Company has approximately $10,542,000 in capital above the level at which it would become under-capitalized. Similarly, NBR has $11,395,000 in capital in excess of that level.



Common Stock Repurchase

     During the years ended December 31, 2002, 2001 and 2000, the Company repurchased common stock of the Company. The number of shares and the average cost per share of such repurchases is as follows:



                                     2002      2001      2000
                                  --------------------------------

 Common shares repurchased           137,328   866,308    643,313

 Average price paid                   $27.55    $18.92     $12.88


     The above table reflects the three-for-two common stock split, which was effective on October 19, 2001.

     As of the date of this filing, the Company has a current common stock repurchase authorization outstanding of 355,500 shares, of which 237,003 have been purchased at an average cost of $26.81.



Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002

     The certification by the Company's chief executive officer and chief financial officer of this report on Form 10-K, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), has been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

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

     The fundamental objective of the Company's management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. NBR's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. NBR, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. NBR manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

     NBR seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. NBR has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, NBR measures risk in three ways: repricing of earning assets and interest bearing liabilities; changes in net interest income for interest rate shocks up and down 200 basis points; and changes in the market value of equity for interest rate shocks up and down 200 basis points.

         The following table sets forth, as of December 31, 2002, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

                                                               After Three   After Six   After One
                                                    Within     Months But   Months But    Year But
                                                     Three     Within Six     Within       Within   After Five
                                                    Months       Months      One year    Five Years    Years      Total
                                                 --------------------------------------------------------------------------
                                                                          (dollars in thousands)
Earning assets:
Federal funds sold                                     $17,500        $ ---        $ ---       $ ---      $ ---    $17,500
Investment securities                                    7,165        7,240       16,887      49,140     19,489     99,921
Loans                                                   99,763       56,893       31,916     138,534     37,970    365,076
                                                 --------------------------------------------------------------------------
Total earning assets                                   124,428       64,133       48,803     187,674     57,459    482,497
                                                 --------------------------------------------------------------------------

Interest-bearing liabilities:

Interest-bearing transaction accounts                  128,292          ---          ---         ---        ---    128,292
Time deposits                                           66,289       61,861       84,344       8,823        ---    221,317
Other borrowings                                        12,356          ---          ---         ---        ---     12,356
Trust preferred securities                                 ---          ---          ---         ---     10,000     10,000
                                                 --------------------------------------------------------------------------
Total interest-bearing liabilities                     206,937       61,861       84,344       8,823     10,000    371,965
                                                 --------------------------------------------------------------------------

Interest rate sensitivity gap                        ($82,509)       $2,272    ($35,541)    $178,851    $47,459   $110,532
                                                 ==========================================================================

Cumulative interest rate sensitivity gap             ($82,509)    ($80,237)   ($115,778)     $63,073   $110,532
                                                 ===============================================================

Interest rate sensitivity gap ratio                      0.60%        1.04%        0.58%      21.27%      5.75%

Cumulative interest rate sensitivity gap ratio           0.60%        0.70%        0.67%       1.17%      1.30%


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

     On a quarterly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a December 31, 2002 and 2001 summary of interest rate risk exposure as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of 200 basis points up and 200 basis points down.



                                             Change in Annual                         Change in
         Change in Interest Rate            Net Interest Income                 Market Value of Equity

         2002
         ----
                +200                               $546,000                        ($10,255,000)
                +100                                412,000                          (4,324,000)
                -100                             (1,541,000)                          1,363,000
                -200                             (3,371,000)                          3,807,000

         2001
         ----
                +200                               $307,000                         ($8,154,000)
                +100                                173,000                          (4,180,000)
                -100                               (328,000)                          1,690,000
                -200                             (2,240,000)                          2,289,000


     The Company's interest rate risk exposure to a rising rate environment remained relatively stable in 2002 compared to 2001, while exposure to a falling interest rate environment increased in 2002 compared to 2001. This increase was principally due to the current low rate environment which limits the Company from lowering its funding costs at a rate consistent with potential 100 or 200 basis point declines in yields on earning assets.

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

Item 8.  Financial Statements and Supplementary Data

Financial Statements

     The  following   consolidated  financial  statements  of  Redwood  and  its subsidiaries and the report of independent auditors are included in this section:


                                                                                                             Page

         Report of Independent Auditors.......................................................................54
         Consolidated Financial Statements of Redwood Empire Bancorp and Subsidiaries
           Consolidated Statements of Operations for the years ended
                December 31, 2002, 2001 and 2000..............................................................55
           Consolidated Balance Sheets as of December 31, 2002 and 2001.......................................56
           Consolidated Statements of Shareholders' Equity for the years ended
                December 31, 2002, 2001 and 2000..............................................................57
           Consolidated Statements of Cash Flows for the years ended
                December 31, 2002, 2001 and 2000..............................................................58
           Notes to Consolidated Financial Statements.........................................................60

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Redwood Empire Bancorp
Santa Rosa, California


     We have audited the accompanying consolidated balance sheets of Redwood Empire Bancorp and subsidiaries (Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Empire Bancorp and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.




                                     Crowe, Chizek and Company LLP
South Bend, Indiana
January 9, 2003

                                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                   (in thousands, except share and per share data)

                                                                                   Year Ended December 31,
                                                                       ------------------------------------------------
                                                                            2002            2001            2000
                                                                       ------------------------------------------------
Interest income:
  Interest and fees on loans                                                   $25,702         $27,904         $29,769
  Interest on investment securities                                              4,335           4,879           5,035
  Interest on federal funds sold                                                   499             772             359
                                                                       ------------------------------------------------
Total interest income                                                           30,536          33,555          35,163

Interest expense:
  Interest on deposits                                                           8,579          12,430          13,969
  Interest on other borrowings                                                      88             139             350
  Interest on trust preferred securities                                         1,003             882             ---
                                                                       ------------------------------------------------
Total interest expense                                                           9,670          13,451          14,319
                                                                       ------------------------------------------------

Net interest income                                                             20,866          20,104          20,844
Provision for loan losses                                                          ---             ---             150
                                                                       ------------------------------------------------

Net interest income after provision for loan losses                             20,866          20,104          20,694
                                                                       ------------------------------------------------

Noninterest income:
  Service charges on deposit accounts                                            1,188           1,116           1,077
  Merchant draft processing, net                                                 5,009           4,240           4,856
  Loan servicing income                                                            268             295             272
  Net realized gains (losses) on securities
    available for sale                                                             294             112           (171)
  Gain/(loss) on sale of loans                                                      13             ---           (584)
  Other income                                                                     843             836             656
                                                                       ------------------------------------------------
Total noninterest income                                                         7,615           6,599           6,106
                                                                       ------------------------------------------------

Noninterest expense:
  Salaries and employee benefits                                                 8,967           8,336           8,640
  Occupancy and equipment expense                                                2,126           2,026           2,040
  Other                                                                          4,912           4,089           5,268
                                                                       ------------------------------------------------
Total noninterest expense                                                       16,005          14,451          15,948
                                                                       ------------------------------------------------

Income before income taxes                                                      12,476          12,252          10,852
Provision for income taxes                                                       4,515           4,945           4,386
                                                                       ------------------------------------------------

Net income                                                                      $7,961          $7,307          $6,466
                                                                       ================================================

Basic earnings per common share:
  Net income                                                                     $2.29           $1.97           $1.41
  Weighted average shares                                                    3,474,000       3,703,000       4,577,000

Diluted earnings per common share:
  Net income                                                                     $2.21           $1.91           $1.39
  Weighted average shares                                                    3,600,000       3,825,000       4,664,000


 See Notes to Consolidated Financial Statements.


                                   REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                         Consolidated Balance Sheets
                                      (in thousands, except share data)


                                                                                     December 31,    December 31,
                                                                                         2002            2001
                                                                                    -------------------------------
Assets:
Cash and due from banks                                                                    $21,837       $19,596
Federal funds sold                                                                          17,500         4,653
                                                                                    -------------------------------
  Cash and cash equivalents                                                                 39,337        24,249

Investment securities:
  Held to maturity, at cost (fair value: 2002 - $17,268; 2001 - $17,635)                    16,764        17,402
  Available for sale, at fair value (amortized cost: 2002 - $81,092; 2001 -$46,433)         83,157        47,573
                                                                                    -------------------------------
    Total investment securities                                                             99,921        64,975
Loans:
    Portfolio loans                                                                        365,076       351,649
    Allowance for loan losses                                                               (7,400)       (7,580)
                                                                                    -------------------------------
        Net loans                                                                          357,676       344,069

Premises and equipment, net                                                                  2,760         2,636
Cash surrender value of life insurance                                                       3,620         3,443
Other assets and interest receivable                                                         9,867         9,370
                                                                                    -------------------------------
          Total Assets                                                                    $513,181      $448,742
                                                                                    ===============================

Liabilities and Shareholders' Equity:
Deposits:
  Noninterest bearing demand deposits                                                     $103,484       $86,969
  Interest bearing transaction accounts                                                    128,292       121,457
  Time deposits one hundred thousand and over                                               69,000       112,638
  Other time deposits                                                                      152,317        76,348
                                                                                    -------------------------------
    Total deposits                                                                         453,093       397,412

Other borrowings                                                                            12,356         3,870
Trust preferred securities                                                                  10,000        10,000
Other liabilities and interest payable                                                       8,925        10,773
                                                                                    -------------------------------
          Total Liabilities                                                                484,374       422,055
                                                                                    -------------------------------

Shareholders' Equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding:  no shares                                                        ---           ---
  Common stock, no par value; authorized 10,000,000 shares; issued
      and outstanding: 2002 - 3,404,890 shares, 2001 - 3,530,135 shares                     10,853        12,373
  Retained earnings                                                                         16,654        13,653
  Accumulated other comprehensive income, net of tax                                         1,300           661
                                                                                    -------------------------------
          Total Shareholders' Equity                                                        28,807        26,687
                                                                                    -------------------------------

      Total Liabilities and Shareholders' Equity                                          $513,181      $448,742
                                                                                    ===============================

See Notes to Consolidated Financial Statements.

                                            REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      For the Years ended December 31, 2002, 2001 and 2000
                                              (in thousands, except per share data)

                                                                                                       Accumulated
                                                                                                          Other
                                                        Comprehensive          Common      Retained     Comprehensive
                                                            Income        Shares   Stock   Earnings   Income (loss), Net  Total
---------------------------------------------------------------------------------------------------------------------------------

Balances, January 1, 2000                                                  3,229  $22,033  $15,950            ($539)   $37,444
Comprehensive income:
  Net income                                                    $6,466                       6,466                       6,466
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of $377                              514
  Add:  reclassification adjustment
    net of tax of $69                                              102
                                                        ---------------
     Other comprehensive income                                    616                                           616       616
                                                        ---------------
     Comprehensive income                                       $7,082
                                                        ===============
Common stock repurchased                                                   (430)  (8,283)                              (8,283)
Stock options exercised, net of tax effect                                    59      851                                  851
Cash dividends declared - common ($0.37 per share)                                         (1,635)                     (1,635)

                                                                      ---------------------------------------------------------
Balances, December 31, 2000                                                2,858   14,601   20,781                77    35,459
Comprehensive income:
  Net income                                                    $7,307                       7,307                       7,307
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of $468                              651
  Less:  reclassification adjustment
    net of tax of ($45)                                           (67)
                                                        ---------------
     Other comprehensive income                                    584                                           584       584
                                                        ---------------
     Comprehensive income                                       $7,891
                                                        ===============
Common stock repurchased                                                   (595)  (3,278) (13,113)                    (16,391)
Stock split - 3 for 2                                                      1,193
Stock options exercised, net of tax effect and shares
redeemed                                                                      74    1,050                                1,050
Cash dividends declared - common ($0.37 per share)                                         (1,322)                     (1,322)

                                                                      ---------------------------------------------------------
Balances, December 31, 2001                                                3,530   12,373   13,653               661    26,687
Comprehensive income:
  Net income                                                    $7,961                       7,961                       7,961
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of $395                              824
  Less:  reclassification adjustment
    net of tax of ($109)                                         (185)
                                                        ---------------
     Other comprehensive income                                    639                                           639       639
                                                        ---------------
     Comprehensive income                                       $8,600
                                                        ===============
Common stock repurchased                                                   (137)  (1,616)  (2,167)                     (3,783)
Stock options exercised, net of tax effect                                    12       96                                   96
Cash dividends declared - common ($0.80 per share)                                         (2,793)                     (2,793)

                                                                      ---------------------------------------------------------
Balances, December 31, 2002                                                3,405  $10,853  $16,654            $1,300   $28,807
                                                                      =========================================================

See Notes to Consolidated Financial Statements.

                                 REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                                              (in thousands)


                                                                                       Year ended December 31,
                                                                                 2002           2001            2000
                                                                            ----------------------------------------------
Cash flows from operating activities:
Net income                                                                         $7,961        $7,307           $6,466
                                                                            ----------------------------------------------
Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization, net                                                 456           130              (72)
   Net realized (gains) losses on securities available for sale                      (294)         (112)             171
   Loans originated for sale                                                       (1,807)          ---              ---
   Proceeds from sale of loans held for sale                                        1,820           ---              ---
   Gain on sale of loans and loan servicing                                           (13)          ---              ---
   Loss on sale of portfolio loans                                                    ---           ---              584
   Provision for loan losses                                                          ---           ---              150
   Change in cash surrender value of life insurance                                  (177)         (168)             (88)
   Change in other assets and interest receivable                                    (837)          706               26
   Change in other liabilities and interest payable                                (1,848)        2,084           (2,279)
   Other, net                                                                         ---           ---              ---
                                                                            ----------------------------------------------
    Total adjustments                                                              (2,700)        2,640           (1,508)
                                                                            ----------------------------------------------
  Net cash from operating activities                                                5,261         9,947            4,958
                                                                            ----------------------------------------------

Cash flows from investing activities:
  Net change in loans                                                             (13,230)      (36,058)         (40,072)
  Proceeds from sale of loans in portfolio                                            ---           ---           20,621
  Purchases of investment securities available for sale                           (64,436)      (24,832)          (3,941)
  Purchases of investment securities held to maturity                              (4,840)       (1,326)            (906)
  Sales of investment securities available for sale                                 9,319         5,918           10,890
  Maturities of investment securities available for sale                           20,569        27,883            3,011
  Maturities of investment securities held to maturity                              5,623        13,866            1,430
  Purchase of premises and equipment, net of retirements                             (865)         (884)            (351)
  Proceeds from sale of other real estate owned                                       ---           757            2,427
                                                                            ----------------------------------------------
    Net cash from investing activities                                            (47,860)      (14,676)          (6,891)
                                                                            ----------------------------------------------

Cash flows from financing activities:
  Net change in noninterest bearing transaction accounts                           16,515        (4,758)          13,974
  Net change in interest bearing transaction accounts                               6,835        (5,884)           2,984
  Net change in time deposits                                                      32,331         2,721           18,866
  Net change in other borrowings                                                    8,486           342           (1,167)
  Issuance of trust preferred securities                                              ---        10,000              ---
  Repurchases of common stock                                                      (3,783)      (16,391)          (8,283)
  Issuance of common stock                                                             96           773              566
  Cash dividends paid                                                              (2,793)       (1,752)          (1,635)
                                                                            ----------------------------------------------
    Net cash from financing activities                                             57,687       (14,949)          25,305
                                                                            ----------------------------------------------
Net change in cash and cash equivalents                                            15,088       (19,678)          23,372
Cash and cash equivalents at beginning of year                                     24,249        43,927           20,555
                                                                            ----------------------------------------------

Cash and cash equivalents at end of year                                          $39,337       $24,249          $43,927
                                                                            ==============================================


                                               (Continued)

                                 REDWOOD EMPIRE BANCORP AND SUBSIDIARIES

                                             (in thousands)
                                              (Continued)


                                                                        Year ended December 31,
                                                                    2002          2001         2000
                                                                ------------- ---------------------------
Supplemental Disclosures:

Cash paid during the year for:
  Income taxes                                                        $5,193        $5,155        $4,354
  Interest                                                             9,311        13,618        13,989

Noncash investing and financing activities:
  Transfer from loans to other real estate owned                         ---           ---          $821
  Securitization of residential real estate loans, net                   ---           ---        17,949

                                              (Concluded)



See Notes to Consolidated Financial Statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF BUSINESS

     Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California, and operating in Northern California with two wholly-owned subsidiaries, National Bank of the Redwoods, a national bank chartered in 1985 and Redwood Statutory Trust I (RST1), a Connecticut statutory Trust. In 2002 National Bank of the Redwoods (and with its subsidiary, "NBR") formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending. The Company's business strategy involves two principal business activities, core community banking services and merchant card services, which are conducted through NBR.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates of allowance for loan losses, allowance for merchant card charge-back losses and fair values of securities and other financial instruments are particularly subject to change. A summary of the more significant policies follows:

Basis of Presentation

     The consolidated financial statements include the accounts of Redwood Empire Bancorp and its wholly-owned subsidiaries, National Bank of the Redwoods
(NBR) and RST1. All material intercompany transactions and accounts have been eliminated.

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

Company Owned Life Insurance

     The  Company  has  purchased  life   insurance   policies  on  certain  key
executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Mortgage Banking and Hedging Activities

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

Premises and Equipment

     Premises and equipment consist of building, leasehold improvements, furniture and equipment and are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes, and an accelerated method for income tax reporting. The estimated useful life of furniture and equipment is between five and ten years. Leasehold improvements are amortized over the terms of the lease or their estimated useful lives, whichever is shorter.

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


                                                                      Twelve Months Ended
                                                                          December 31,
                                              ---------------------------------------------------------------------
                                                      2002                    2001                    2000
                                              ---------------------   ---------------------   ---------------------
                                                Basic    Diluted        Basic    Diluted        Basic    Diluted
                                                           (2)                     (2)                     (2)
                                              --------- -----------   ---------------------   ---------------------
                                                              (in thousands except per share data)
 Earnings per common share:
 Net income                                     $7,961      $7,961       $7,307     $7,307       $6,466     $6,466
 Net income per share                            $2.29       $2.21        $1.97      $1.91        $1.41      $1.39

 Weighted average common shares
    outstanding                                  3,474       3,600(1)     3,703      3,825(1)     4,577      4,664(1)


 Notes to earnings per common share table:

(1) The weighted average common shares outstanding include the dilutive effects of common stock options of 126, 122 and 87 for 2002, 2001 and 2000.

(2) Stock options of 18, 0 and 90 shares of common stock were not considered in computing earnings per common share for 2002, 2001 or 2000 because they were not diultive.

Stock-Based Compensation

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income using earnings per share if expense was measured using fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.


                                                         2002           2001           2000
                                                   -----------------------------------------------
                                                   (dollars in thousands, except per share data)

 Net income as reported                                    $7,961          $7,307         $6,466
 Deduct: Stock-based compensation expense
   determined under fair value based method                  (166)           (166)          (194)
                                                   -----------------------------------------------
 Pro forma net income                                      $7,795          $7,141         $6,272
                                                   ===============================================

 Basic earnings per share as reported                       $2.29           $1.97          $1.41
 Pro forma basic earnings per share                          2.24            1.93           1.37

 Diluted earnings per share as reported                     $2.21           $1.91          $1.39
 Pro forma diluted earnings per share                        2.17            1.87           1.34


         Pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.


                                                         2002           2001           2000
                                                   -----------------------------------------------

 Risk-free interest rate                                     4.06%          4.88%          6.41%
 Expected option life in years                                  10             10             10
 Expected stock price volatility                            32.44%         33.25%         32.36%
 Dividend yield                                               3.7%           2.9%           1.9%


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

Recently Issued But Not Yet Effective Accounting Pronouncements

     New accounting standards for asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management has determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

NOTE C - CASH AND DUE FROM BANKS

     NBR is required to maintain average reserve and clearing balances including cash on hand or on deposit with the Federal Reserve Bank. The required reserve balance included in cash and due from banks was approximately $1,200,000 and $3,247,000 at December 31, 2002 and 2001. These balances do not earn interest.

NOTE D - INVESTMENT SECURITIES

An analysis of the investment securities portfolio follows:





                                                             Gross           Gross
                                              Fair        Unrealized       Unrealized
                                              Value          Gains           Losses
                                         ------------------------------------------------
                                                         (in thousands)
 December 31, 2002:
 Available for sale:
   U.S. Government obligations                   $9,372            $371            $ ---
   Mortgage-backed                               71,183           1,694              ---
   Other securities                                 ---             ---              ---
                                         ------------------------------------------------
      Total debt securities                      80,555           2,065              ---
   FRB and FHLB stock                             2,602             ---              ---
                                         ------------------------------------------------
     Total available for sale                   $83,157          $2,065            $ ---
                                         ================================================

                                                             Gross           Gross
                                            Carrying     Unrecognized     Unrecognized      Fair
                                             Amount          Gains           Losses         Value
                                         ------------------------------------------------------------
                                                                  (in thousands)
 Held to maturity:
   Mortgage-backed                               $8,611            $274            $ ---      $8,885
   Other securities                               8,153             239              (9)       8,383
                                         ------------------------------------------------------------
     Total held to maturity                     $16,764            $513             ($9)     $17,268
                                         ============================================================


                                                             Gross           Gross
                                              Fair        Unrealized       Unrealized
                                              Value          Gains           Losses
                                         ------------------------------------------------
                                                         (in thousands)
 December 31, 2001:
 Available for sale:
   U.S. Government obligations                  $10,360            $339             $---
   Mortgage-backed                               25,390             528             (16)
   Other securities                               9,308             312             (23)
                                         ------------------------------------------------
     Total debt securities                       45,058           1,179             (39)
   FRB and FHLB stock                             2,515             ---              ---
                                         ------------------------------------------------
     Total available for sale                   $47,573          $1,179            ($39)
                                         ================================================



                                                             Gross           Gross
                                            Carrying     Unrecognized     Unrecognized      Fair
                                             Amount          Gains           Losses         Value
                                         ------------------------------------------------------------
                                                                  (in thousands)
 Held to maturity:
   U.S. Government obligations                   $2,000             $72            $ ---      $2,072
   Mortgage-backed                                9,066             118              ---       9,184
   Other securities                               6,336              66             (23)       6,379
                                         ------------------------------------------------------------
     Total held to maturity                     $17,402            $256            ($23)     $17,635
                                         ============================================================

     Debt securities by contractual maturity at December 31, 2002 were due as follows. Securities not due at single maturity date, primarily mortgage-backed securities, are shown separately.


                                               Fair
                                               Value
                                        -------------------
                                          (in thousands)
 Available for sale:
   One year or less                                 $3,029
   After one year through five years                 6,343
   After five years through ten years                  ---
   After ten years                                   2,602
   Mortgage-backed                                  71,183
                                        -------------------
                                                   $83,157
                                        ===================


                                             Carrying              Fair
                                              Amount              Value
                                        ------------------- ------------------
                                                   (in thousands)
 Held to maturity:
   One year or less                                  $ ---              $ ---
   After one year through five years                 1,190              1,242
   After five years through ten years                1,887              1,985
   After ten years                                   5,076              5,156
   Mortgage-backed                                   8,611              8,885
                                        ------------------- ------------------
                                                   $16,764            $17,268
                                        =================== ==================


     Proceeds from sales of available for sale investments in debt securities during 2002, 2001 and 2000 were $9,319,000, $5,918,000, and $10,890,000. These sales resulted in the realization of gross gains of $294,000 and $112,000 for 2002 and 2001, and gross losses of $171,000 for 2000.

     Securities carried at approximately $34,402,000 and $34,910,000 at December 31, 2002 and 2001 were pledged to secure public deposits, bankruptcy deposits, and treasury tax and loan borrowings.

NOTE E - MORTGAGE LOAN SERVICING

     The Company services mortgage loans and participating interests in mortgage loans owned by investors. The unpaid principal balances of mortgage loans serviced for others are as follows:


                                                      December 31,
                                                2002               2001
                                          --------------------------------------
                                                     (in thousands)
 Mortgage loan portfolios serviced for:
   Freddie Mac                                        $347               $1,005
   Fannie Mae                                          610                1,555
   Other investors                                   7,421               12,481
                                          ----------------- --------------------
                                                    $8,378              $15,041
                                          ================= ====================



NOTE F - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

     The Company primarily makes permanent and construction residential real estate loans in California, and loans to individuals and small businesses primarily in Sonoma and Mendocino Counties, California. There are no major industry segments in the loan portfolio. Outstanding loans by type were:



                                                  December 31,
                                             2002              2001
                                       -----------------------------------
                                                 (in thousands)

 Residential real estate mortgage               $87,764          $101,175
 Commercial real estate mortgage                158,018           121,456
 Commercial                                      62,958            70,438
 Real estate construction                        42,749            46,501
 Installment and other                           14,260            12,567
 Less net deferred fees                           (673)             (488)
                                       ----------------- -----------------
   Total loans                                  365,076           351,649
 Less allowance for loan losses                 (7,400)           (7,580)
                                       ----------------- -----------------
   Net loans                                   $357,676          $344,069
                                       ================= =================

         Activity in the allowance for loan losses is summarized as follows:



                                                   2002          2001          2000
                                                ---------------------------------------
                                                             (in thousands)
      Balance, beginning of year                   $7,580        $7,674        $7,931
      Provision for loan losses                       ---           ---           150
      Loans charged off                              (298)         (185)         (701)
      Recoveries                                      118            91           294
                                                -----------   -----------   -----------
      Balance, end of year                         $7,400        $7,580        $7,674
                                                ===========   ===========   ===========


     At December 31, 2002 and 2001 the Company's total recorded investment in impaired loans was $2,794,000 and $3,176,000 of which $2,493,000 and $2,892,000 relates to the recorded investment for which there is a related allowance for loan losses of $670,000 and $318,000, and $301,000 and $284,000 relates to the amount of that recorded investment for which there is no related allowance for loan losses. At December 31, 2002 and 2001, substantially all of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated cash flow.

     The average recorded investment in impaired loans during the years ended December 31, 2002, 2001 and 2000 was $1,866,000, $2,973,000 and $1,424,000. The
related amount of interest income recognized on an accrual and cash basis during the periods that such loans were impaired was $65,000, $49,000 and $65,000.

     As of December 31, 2002 and 2001 there were  $2,516,000  and  $2,892,000 of loans on nonaccrual. Interest due but excluded from interest income on these nonaccrual loans was $66,000, $88,000, and $72,000 for the years ended December 31, 2002, 2001 and 2000. Interest income recorded on nonaccrual loans was $0, $1,000 and $14,000 for the years ended December 31, 2002, 2001 and 2000.

     At December 31, 2002 and 2001 there was $6,000 and $0 in loans past due 90 days or more as to interest or principal and still accruing interest

     The Company originates SBA loans for sale to investors. A summary of the activity in SBA loans is as follows:



                                                                     December 31,
                                                           2002         2001          2000
                                                        ----------------------------------------
                                                                    (in thousands)
 SBA guaranteed portion of loans serviced for others         $4,389       $8,389        $10,926
 SBA loans, net of sold portion                               7,938        8,163          7,402

         From time to time the Company may extend credit to executive officers, directors and related parties. There were no such balances outstanding at December 31, 2002 and 2001.


NOTE G - PREMISES, EQUIPMENT AND LEASES

A summary of premises and equipment is as follows:



                                                                 December 31,
                                                             2002          2001
                                                         ---------------------------
                                                                 (in thousands)
       Land                                                      $187         $187
       Building and leasehold improvements                      3,352        3,349
       Furniture and equipment                                  9,258        9,608
                                                         ---------------------------
       Total premises and equipment                            12,797       13,144
       Less accumulated depreciation and amortization         (10,037)     (10,508)
                                                         ---------------------------
       Premises and equipment, net                             $2,760       $2,636
                                                         ===========================

     Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was $741,000, $736,000, and $1,050,000.

     The Company leases certain premises and equipment used in the normal course of business. There are no contingent rental payments and the Company has five subleased properties. Total rental expense under all leases, including premises, totaled $1,326,000, $1,282,000, and $1,202,000 in 2002, 2001 and 2000. Minimum
future lease  commitments  total  $5,109,000.  Lease commitments are as follows:
2003 - $1,455,000;  2004 - $1,217,000;  2005 - $633,000, 2006 - $616,000, 2007 -
$632,000 and thereafter - $556,000. Minimum future sublease receivables are as follows: 2003 - $162,000; 2004 - $112,000; 2005 - $37,000; 2006 - $22,000; and
2007 - $19,000. All subleases expire by 2007.


NOTE H - DEPOSITS

     Interest expense on time certificates of deposit of $100,000 or more was $2,996,000, $5,398,000, and $4,756,000 during 2002, 2001 and 2000.

     At December 31, 2002 the scheduled maturities for all time deposits are as follows:

    Year ending
    December 31,                       (in thousands)
---------------------                --------------------

        2003                                    $212,490
        2004                                       5,765
        2005                                       1,575
        2006                                         307
        2007                                       1,180
                                     --------------------
                                                $221,317
                                     ====================


NOTE I - INCOME TAXES

         The provision (benefit) for income taxes consists of the following:


                                              Year Ended December 31,
                                          2002          2001         2000
                                      ----------------------------------------
                                                  (in thousands)
 Current:
   Federal                                 $4,402        $4,268      $3,999
   State                                      257         1,080       1,057
                                      ------------- --------------------------
                                            4,659         5,348       5,056
                                      ------------- --------------------------
 Deferred:
   Federal                                    139          (300)       (513)
   State                                     (283)         (103)       (157)
                                      ------------- --------------------------
                                             (144)         (403)       (670)
                                      ------------- --------------------------
                                           $4,515        $4,945      $4,386
                                      ============= ==========================

         A reconciliation of the statutory income tax rate to the effective income tax rate attributable to continuing operations of the Company is as follows:

                                                 2002          2001         2000
                                              ------------------------------------

 Income tax at federal statutory rate               35.0%        35.0%       35.0%
 State franchise tax, net of federal benefit         (.1)         5.2         5.4
 Other                                               1.3           .2         ---
                                              -----------   ----------   ---------
                                                    36.2%        40.4%       40.4%
                                              ===========   ==========   =========

     Deferred income taxes, included in other assets and interest receivable, reflect the tax effect of temporary differences existing between the financial statement basis and tax basis of the Company's assets and liabilities. Deferred tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. The Company believes it is more likely than not that the net deferred tax assets at December 31, 2002 and 2001 will be utilized to reduce future taxable income. Accordingly, there was no valuation allowance associated with deferred tax assets at December 31, 2002 and 2001. The tax effect of the principal temporary items creating the Company's net deferred tax asset included in other assets and interest receivable are:


                                                  December 31,
                                                2002         2001
                                          -------------------------
                                                 (in thousands)
 Deferred tax assets:
   Allowance for  loan losses                 $3,392       $3,252
   Restructuring costs                           ---           43
   Accrued expenses not yet deductible           746          707
   Depreciation                                  482          507
   Securities marked to market for
     tax purposes                                765          479
   Other                                         261          100
                                          ------------ ------------
     Total deferred tax assets                 5,646        5,088
                                          ------------ ------------

 Deferred tax liabilities:
   Unrealized gain on securities
     available for sale                         (765)        (479)
   FHLB stock dividends                         (361)        (322)
   State taxes                                  (420)         (45)
                                          ------------ ------------
     Total deferred tax liabilities           (1,546)        (846)
                                          ------------ ------------

 Net deferred tax asset                       $4,100       $4,242
                                          ============ ============

NOTE J - OTHER BORROWINGS

         Other borrowings consist of the following:

                                                          December 31,
                                                       2002         2001
                                                   ------------------------
                                                         (in thousands)
 Treasury, tax and loan note                          $3,870       $3,870
 Advances from the FHLB                                5,000          ---
 Advance from Wells Fargo                              1,150          ---
 Security repurchase agreement                         2,336          ---
                                                   -----------   ----------
                                                     $12,356       $3,870
                                                   ===========   ==========


Treasury, Tax and Loan Note

     The Company enters into various short-term borrowing agreements, which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans.

Advances from the FHLB

     The Company has a short-term borrowing agreement with the Federal Home Loan Bank of San Francisco (FHLB). These borrowings have maturities of one day. During 2002 and 2001, the highest month-end balance during the year was $5,000,000 and $6,000,000. At December 31, 2002 there was an outstanding balance of $5,000,000 as compared to the line of credit being fully paid off at December 31, 2001. All borrowings from the FHLB must be collateralized, and the Company has pledged approximately $42,000,000 of residential mortgage loans as of December 31, 2002, to the FHLB to secure any funds it may borrow. The available credit under this agreement at December 31, 2002 was $37,000,000.

Advances from UBOC

     During 1999, Redwood entered into an agreement with Union Bank of California (UBOC) to obtain a $3,000,000 unsecured line of credit for short-term borrowing purposes. At December 31, 2002 and 2001 the line had been paid off. The average balance of UBOC advances was $35,000 for 2001 at an average interest rate of 9.02%. The highest month-end balance during 2001 was $1,278,500. During 2002, there were no advances under this line of credit.

Advances from Wells Fargo

     During 2001, Redwood entered into an agreement with Wells Fargo Bank to obtain a $2,500,000 unsecured line of credit for short-term borrowing purposes. At December 31, 2002 there was an outstanding balance of $1,150,000 as compared to the line having been paid off as of December 31, 2001. The available credit under this line at December 31, 2002 was $1,350,000. The average balance of advances was $298,000 and $523,000 for 2002 and 2001 at an average interest rate of 3.41% and 5.12%. The highest month-end balance during 2002 and 2001 was $1,150,000 and $1,500,000. This agreement has a maturity date of October 15, 2003.


NOTE K - NONINTEREST EXPENSE - OTHER

     The major components of noninterest expense - other are as follows:


                                                 Year Ended December 31,
                                             2002         2001          2000
                                        --------------------------------------
                                                     (in thousands)
 Professional fees                          $1,119         $360          $950
 Regulatory expense and insurance              420          396           453
 Postage and office supplies                   531          529           463
 Shareholder expenses and director fees        379          377           412
 Advertising                                   400          484           420
 Telephone                                     395          389           351
 Electronic data processing                  1,113          944         1,274
 Other                                         555          610           945
                                        -----------   ----------   -----------
                                            $4,912       $4,089        $5,268
                                        ===========   ==========   ===========



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

     Outstanding common stock options at December 31, 2002, are exercisable at various dates through 2012. The following table summarizes option activity. The following information has been restated to give effect of the September 20, 2001 3 for 2 stock split.


                                                               Weighted Average
                                                  Number         Option Price
                                                 of Shares         per Share
                                             ----------------------------------
                                               (in thousands)

 Balance at January 1, 2000                           412             $8.35
   Options exercised                                  (88)             6.49
   Options cancelled                                   (2)            13.67
                                             ----------------------------------
 Balance at December 31, 2000                         322              8.81
   Options granted                                     60             18.17
   Options exercised, net of shares redeemed         (119)             7.95
   Options cancelled                                   (3)            13.67
                                             ----------------------------------
 Balance at December 31, 2001                         260             11.34
   Options granted                                     19             30.04
   Options exercised                                  (12)             7.40
                                             ----------------------------------
 Balance at December 31, 2002                         267            $12.84
                                             ==================


     At December 31, 2002, 184,000 shares were available for future grants under the 2001 plan.

     Additional information regarding options outstanding as of December 31, 2002 is as follows:



                                           Options Outstanding            Options Exercisable
                                  -------------------------------------------------------------------
                                    Weighted Avg.
     Range of                         Remaining
     Exercise          Number        Contractual    Weighted Avg.       Number       Weighted Avg.
      Prices         Outstanding     Life (yrs)     Exercise Price    Exercisable    Exercise Price
-----------------------------------------------------------------------------------------------------
                   (in thousands)                                   (in thousands)
  $4.00 - $5.99                 30       2                    $5.62              30            $5.62
   6.00 - 7.99                  60       3                     6.69              60             6.69
   8.00 - 9.99                  23       3                     8.69              23             8.69
  10.00 - 11.99                  9       6                    11.42               9            11.42
  12.00 - 13.99                 66       5                    13.67              66            13.67
  16.00 - 17.99                 38       8                    17.17               9            17.17
  18.00 - 19.99                 22       8                    19.84               6            19.84
  30.00 - 31.99                 19       9                    30.04             ---              ---
                  -----------------                                -----------------
                               267                            12.84             203            10.09
                  =================                                =================

     In 1991 the Company established a 401(K) savings plan for employees over age 21 who have at least 90 days of continuous service. The Company's matching contributions are based on a sliding scale for a maximum contribution per employee of $2,000 for 2000. The maximum contribution per employee was increased to $4,000 in 2001 and remained the same during 2002. Company contributions totaled $221,000, $228,000, and $146,000 in 2002, 2001 and 2000.

     In December 1993 the Company established a supplemental benefit plan (Plan) to provide death benefits and supplemental income payments during retirement for selected officers. The Plan is a nonqualified defined benefit plan and is unsecured. Benefits under the Plan are fixed for each participant and are payable over a specific period following the participant's retirement or at such earlier date as termination or death occurs. Participants vest in the plan based on their years of service subsequent to being covered by the Plan. As of December 31, 2002, 2001 and 2000, there is only one participant in the plan. The Company has purchased insurance policies to provide for its obligations under the Plan in the event a participant dies prior to retirement. The cash surrender value of such policies was $3,620,000 at December 31, 2002 and $3,443,000 at December 31, 2001. Under this Plan, the Company recognized expense of $81,000, $70,000, and $64,000 in 2002, 2001 and 2000. The aggregate liability of the Plan was approximately $324,000 and $275,000 at December 31, 2002 and 2001.


NOTE M - TRUST PREFERRED SECURITIES

     On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Corporation of the obligations of RSTI under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2002 and 2001 the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities constitute the trust preferred securities in the financial statements.

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

NOTE N - REGULATORY MATTERS

     One of the principal sources of cash for Redwood is dividends from NBR. Total dividends which may be declared by subsidiary financial institutions depend on the regulations which govern them. In addition, regulatory agencies can place dividend restrictions on the subsidiaries based on their evaluation of the financial condition of the subsidiaries. No restrictions are currently imposed by regulatory agencies on the subsidiaries other than the limitations found in the regulations which govern the respective subsidiaries. The approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. At December 31, 2002, NBR could not pay additional dividends to Redwood without prior regulatory approval.

     NBR is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary's equity. No such loans or advances were outstanding during 2002 or 2001.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum leverage ratio of Tier 1 capital (as defined in the regulations) to adjusted assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of December 31, 2002 and 2001, the most recent notification from the OCC categorized NBR as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NBR must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBR's category. The Company is also considered to be well capitalized as of December 31, 2002 and 2001.

                                                                                                To Be Categorized as
                                                                          For Capital          Well-Capitalized Under
                                                    Actual             Adequacy Purposes      Prompt Corrective Action
                                           ------------------------------------------------------------------------------
                                                Amount      Ratio       Amount        Ratio        Amount        Ratio
                                           ------------------------------------------------------------------------------
                                                 (in thousands           (in thousands)             (in thousands)
 At December 31, 2002:

   Company
     Leverage Capital (to Average Assets)          $35,604    6.96%         $20,456     4.00%           $25,570    5.00%
     Tier 1 Capital (to Risk-weighted Assets)       35,604    9.18%          15,522     4.00%            23,283    6.00%
     Total Capital (to Risk-weighted Assets)        41,585   10.72%          31,043     8.00%            38,804   10.00%

   NBR
     Leverage Capital (to Average Assets)           37,500    7.35%          20,411     4.00%           $25,514    5.00%
     Tier 1 Capital (to Risk-weighted Assets)       37,500    9.68%          15,489     4.00%            23,233    6.00%
     Total Capital (to Risk-weighted Assets)        42,372   10.94%          30,977     8.00%            38,722   10.00%



 At December 31, 2001:

   Company
     Leverage Capital (to Average Assets)          $33,844    7.46%         $18,156     4.00%           $22,695    5.00%
     Tier 1 Capital (to Risk-weighted Assets)       33,844    9.52%          14,217     4.00%            21,325    6.00%
     Total Capital (to Risk-weighted Assets)        39,650   11.16%          28,434     8.00%            35,542   10.00%

   NBR
     Leverage Capital (to Average Assets)          $34,835    7.69%         $18,113     4.00%           $22,641    5.00%
     Tier 1 Capital (to Risk-weighted Assets)       34,835    9.82%          14,189     4.00%            21,283    6.00%
     Total Capital (to Risk-weighted Assets)        39,308   11.08%          28,378     8.00%            35,472   10.00%


     Management believes that as of December 31, 2002, the Company and NBR meet all capital requirements to which they are subject. Under the most stringent capital requirement, NBR has approximately $11,395,000 in excess capital before it becomes "undercapitalized" under the regulatory framework for prompt corrective action.

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

NOTE O - BUSINESS SEGMENTS

     The Company operates in two principal industry segments: core community banking, and merchant card services. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 39,000 merchants throughout the United States.

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

                                                 For the year ended December 31, 2002
                                                              (in thousands)
                                               ------------------------------------------
                                                  Community                      Total
                                                   Banking      Bankcard        Company
                                               ------------------------------------------

Total interest income                              $30,536    $    ---          $30,536
Total interest expense                               9,641          29            9,670
Interest income (expense) allocation                  (625)        625              ---
                                               ------------------------------------------
Net interest income                                 20,270         596           20,866
Provision for loan losses                              ---         ---              ---
Total other operating income                         2,606       5,009            7,615
Total other operating expense                       13,327       2,678           16,005
                                               ------------------------------------------
Income before income taxes                           9,549       2,927            12,476
Provision for income taxes                           3,469       1,046            4,515
                                               ------------------------------------------
Net income                                          $6,080      $1,881           $7,961
                                               ==========================================

Total Average Assets                              $465,678     $26,788         $492,466
                                               ==========================================



                                                 For the year ended December 31, 2001
                                                             (in thousands)
                                               ------------------------------------------
                                                  Community                      Total
                                                   Banking      Bankcard        Company
                                               ------------------------------------------
Total interest income                               $33,555      $ ---           $33,555
Total interest expense                              13,441          10           13,451
Interest income (expense) allocation                (1,052)      1,052              ---
                                               ------------------------------------------
Net interest income                                 19,062       1,042           20,104
Provision for loan losses                              ---         ---              ---
Total other operating income                         2,359       4,240            6,599
Total other operating expense                       12,222       2,229           14,451
                                               ------------------------------------------
Income before income taxes                           9,199       3,053           12,252
Provision for income taxes                           3,714       1,231            4,945
                                               ------------------------------------------
Net income                                          $5,485      $1,822           $7,307
                                               ==========================================

Total Average Assets                              $422,134     $26,374         $448,508
                                               ==========================================

                                                 For the year ended December 31, 2000
                                                             (in thousands)
                                               ------------------------------------------
                                                   Community                      Total
                                                   Banking      Bankcard        Company
                                               ------------------------------------------
Total interest income                              $35,163        $ ---          $35,163
Total interest expense                              14,298            21          14,319
Interest income (expense) allocation                (1,155)        1,155             ---
                                               ------------------------------------------
Net interest income                                 19,710         1,134         20,844
Provision for loan losses                              150           ---            150
Total other operating income                         1,250         4,856          6,106
Total other operating expense                       13,939         2,009         15,948
                                               ------------------------------------------
Income before income taxes                           6,871         3,981         10,852
Provision for income taxes                           2,776         1,610          4,386
                                               -----------------------------------------
Net income                                          $4,095        $2,371         $6,466
                                               =========================================

Total Average Assets                              $414,181       $24,904       $439,085
                                               ==========================================


NOTE P - FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company discloses the fair values of financial instruments for which it is practicable to estimate their value. Although management uses its best judgment in assessing fair values, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of financial instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. The fair values have not been adjusted to reflect changes in market conditions for the period subsequent to the valuation dates of December 31, 2002 and 2001, and therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

     The following estimates and assumptions were used on December 31, 2002 and 2001 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

(d)  Interest Receivable and Payable

     For interest receivable and payable, the carrying amount is a reasonable estimate of fair value.

(e)       Deposits

     The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and money market accounts, is equal to the amount payable on demand on December 31, 2002 and 2001. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

(f)  Other Borrowings and Trust Preferred Securities

     The discounted value of contractual cash flows at market interest rates for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

(g)  Cash Surrender Value of Life Insurance

     For cash surrender value of life insurance, the carrying amount is a reasonable estimate of fair value.

 (h) Commitments to Fund Other Loans

     The fair value of commitments to fund other loans represents fees currently charged to enter into similar agreements with similar remaining maturities.


     The estimated fair values of the Company's financial instruments are as follows:



                                                               December 31,
                                                      2002                      2001
                                           ----------------------------------------------------
                                             Carrying        Fair       Carrying       Fair
                                              Amount        Value        Amount       Value
                                           ----------------------------------------------------
                                                               (in thousands)
 Assets:
   Cash and cash equivalents                   $39,337      $39,337       $24,249     $24,249
   Investment securities                        99,921      100,425        64,975      65,208
   Loans, net                                  357,676      359,533       344,069     341,467
   Cash surrender value of life insurance        3,620        3,620         3,443       3,443
   Interest receivable                           2,325        2,325         2,545       2,545

 Liabilities:
   Deposits                                   (453,093)    (455,169)     (397,412)   (399,546)
   Other borrowings                            (12,356)     (12,358)       (3,870)     (3,866)
   Trust preferred securities                  (10,000)     (10,678)      (10,000)    (10,000)
   Interest payable                             (1,797)      (1,797)       (1,438)     (1,438)




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

         A listing of financial instruments whose contract amounts represent credit risk is as follows:



                                       December 31, 2002              December 31, 2001
                                  Fixed Rate   Variable Rate     Fixed Rate   Variable Rate
                                 ------------------------------ ------------------------------
                                                        (in thousands)

 Commitments to extend credit          $13,746         $62,213         $8,772         $58,714
 Standby letters of credit                 307             ---            233             ---


     Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 4.5% to 9.25% and maturities ranging from one month to 198 months.


NOTE R - CONDENSED FINANCIAL INFORMATION OF
         REDWOOD EMPIRE BANCORP (PARENT ONLY)




                             CONDENSED BALANCE SHEETS

                                                                    December 31,
                                                                  2002         2001
                                                          --------------------------
                                                                   (in thousands)
Assets
 Cash and cash equivalents                                         $46         $202
 Investment in NBR                                              39,604       36,353
 Investment in RST1                                                310          310
 Other assets                                                      816          691
                                                          ------------- ------------
   Total assets                                                $40,776      $37,556
                                                          ============= ============

 Liabilities and Shareholders' Equity
 Trust preferred securities                                    $10,000      $10,000
 Short term borrowings                                           1,150          ---
 Borrowings from RST1                                              310          310
 Other liabilities                                                 509          559
 Shareholders' equity                                           28,807       26,687
                                                          ------------- ------------
     Total liabilities and shareholders' equity                $40,776      $37,556
                                                          ============= ============

                             CONDENSED STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                                              2002       2001        2000
                                                           ----------------------------------
                                                                    (in thousands)

  Dividends from NBR                                          $6,600     $5,900     $12,129
  Interest expense                                             1,013        910          81
  Operating expenses                                             979        585         828
                                                           ----------------------------------
Income before equity in undistributed income of NBR            4,608      4,405      11,220
                                                           ----------------------------------
Equity in undistributed (excess distributed) income of NBR     2,612      2,299      (5,106)
                                                           ----------------------------------
Income before income taxes                                     7,220      6,704       6,114
Income tax benefit                                              (741)      (603)       (352)
                                                           ----------------------------------
Net income                                                    $7,961     $7,307      $6,466
                                                           ==================================



                                 CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                        2002         2001        2000
                                                                     -------------------------------------
                                                                                (in thousands)
 Cash flows from operating activities:
   Net income                                                           $7,961       $7,307      $6,466
                                                                     ------------ ------------------------
   Adjustments:
       Amortization and depreciation                                       ---          ---           1
       Equity in (undistributed) excess distributed income of NBR       (2,612)      (2,299)      5,106
       Change in other assets                                             (125)         642         (64)
       Change in other liabilities                                         (50)         274         197
                                                                     ------------ ------------------------
         Total adjustments                                              (2,787)      (1,383)      5,240
                                                                     ------------ ------------------------
          Net cash from operating activities                             5,174        5,924      11,706
                                                                     ------------ ------------------------
 Cash flows from investing activities:
       Capital investment into RST1                                        ---         (310)        ---
                                                                     ------------ ------------------------
          Net cash from investing activities                               ---         (310)        ---
                                                                     ------------ ------------------------
 Cash flows from financing activities:
   Net change in other borrowings                                        1,150          ---        (825)
   Issuance of common stock                                                 96          773         566
   Issuance of trust preferred securities                                  ---       10,000         ---
   Net proceeds from borrowings from RST1                                  ---          310         ---
   Repurchases of common stock                                          (3,783)     (16,391)     (8,283)
   Cash dividends paid                                                  (2,793)      (1,752)     (1,635)
                                                                     ------------ ------------------------
         Net cash from financing activities                             (5,330)      (7,060)    (10,177)
                                                                     -------------------------------------
 Net change in cash and cash equivalents                                  (156)      (1,446)      1,529
 Cash and cash equivalents at beginning of year                            202        1,648         119
                                                                     ------------ ------------------------
 Cash and cash equivalents at end of year                                  $46         $202      $1,648
                                                                     ============ ========================

NOTE S- QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes the Company's quarterly results. All earnings per share data and common stock prices have been restated to give effect of the Company's September 20, 2001 3 for 2 stock split.


                                                     Q1       Q2       Q3       Q4          Q1       Q2       Q3       Q4
                                                   2001     2001     2001     2001        2002     2002     2002     2002
                                                 -------------------------------------  -------------------------------------

 Interest income                                    $9,053   $8,442   $8,317   $7,743      $7,409   $7,734   $7,806   $7,587
 Net interest income                                 5,301    4,826    4,991    4,986       4,989    5,323    5,271    5,283
 Provision for loan losses                             ---      ---      ---      ---         ---      ---      ---      ---
 Other operating income                              1,365    1,552    1,694    1,988       1,818    1,793    2,155    1,849
 Other operating expenses                            3,650    3,432    3,629    3,740       3,738    3,904    4,303    4,060
                                                 -------------------------------------  -------------------------------------
 Income before income taxes                          3,016    2,946    3,056    3,234       3,069    3,212    3,123    3,072
 Provision for income taxes                          1,229    1,178    1,224    1,314       1,122    1,187    1,165    1,041
                                                 -------------------------------------  -------------------------------------
 Net income                                         $1,787   $1,768   $1,832   $1,920      $1,947   $2,025   $1,958   $2,031
                                                 =====================================  =====================================


 Earnings per common share:
   Basic earnings per common share:                    .44      .49      .51      .54         .56      .58      .56      .59
   Diluted earnings per common share:                  .43      .47      .50      .52         .54      .56      .54      .57

 Common Stock Prices:
   High                                             $19.00   $21.47   $25.57   $26.01      $28.80   $32.75   $28.00   $29.32
   Low                                               13.50    17.07    18.60    22.37       24.40    26.16    25.20    25.75
   Close                                             17.17    19.73    25.50    24.50       28.25    27.40    27.00    26.59


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant

     Reference is made to the information contained in the Sections entitled "Nominees", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of Redwood's Proxy Statement for the May 20, 2003 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and by this reference incorporated herein.

Item 11.     Executive Compensation

     Reference is made to the information contained in the Sections entitled "Performance Graph", "Board Compensation Committee Report on Executive Compensation", "Compensation of Directors", "Executive Compensation" and "Supplemental Benefit Plans" of Redwood's Proxy Statement for the May 20, 2003 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and by this reference incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning ownership of the equity stock of Redwood by certain beneficial owners and management is contained in the Sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of Redwood's Proxy Statement for the May 20, 2003 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is by this reference incorporated herein.

     The following table provides information relating to the Company's equity compensation plans as of December 31, 2002:



                                              (a)                                                            (c)
                                        Number of                                           Number of securities
                                    securities to                                        remaining available for
                                   be issued upon                           (b)            future issuance under
                                      exercise of              Weighted-average              equity compensation
                                      outstanding             exercise price of                 plans (excluding
                                          options           outstanding options          securities reflected in
                                                                                                     column (a))
                                 --------------------      ------------------------      ---------------------------
Plan Category:


Equity compensation plans
approved by shareholders                  267,000                        $12.84                          184,000
Equity compensation plans not
approved by shareholders                      ---                           ---                              ---
                                 --------------------                                    ---------------------------
Total                                     267,000                        $12.84                          184,000
                                 ====================                                    ===========================

     All equity compensation plans have been approved by the shareholders. At December 31, 2002, there were 184,000 shares of common stock available for future issuance under the Company's 2001 stock option plan. For additional information concerning the Company's equity compensation plans, see Note L to our Consolidated Financial Statements included in this Report.

Item 13. Certain Relationships and Related Transactions

         Reference is made to the information contained in the Section entitled "Certain Transactions" of Redwood's Proxy Statement for the May 20, 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and by this reference incorporated herein.

Item 14.     Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

     Based on their evaluation as of December 31, 2002, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)      Changes in Internal Controls.

     Such officers have also concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation and that there were no significant deficiencies or material weaknesses, and therefore no corrective actions needed to be taken.


                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.  Financial Statements.

     The  following   consolidated  financial  statements  of  Redwood  and  its subsidiaries and independent auditors' report are included in Part III (Item 8) of this Form 10-K:

                                                                            Page

     Report of Independent Auditors...........................................54
     Consolidated Financial Statements of Redwood Empire Bancorp
       and Subsidiaries
     Consolidated Statements of Operations for the years ended
       December 31, 2002, 2001 and 2000.......................................55
     Consolidated Balance Sheets as of December 31, 2002 and 2001.............56
     Consolidated Statements of Shareholders' Equity for the years ended
       December 31, 2002, 2001 and 2000.......................................57
     Consolidated Statements of Cash Flows for the years ended
       December 31, 2002, 2001 and 2000.......................................58
     Notes to Consolidated Financial Statements...............................60

     2.   Financial Statement Schedules.

          All financial statement schedules have been omitted, as inapplicable.


     3.   Exhibits.

          The  following   documents  are  filed  herewith  or  incorporated  by
          reference in this Annual Report on Form 10-K.

   Exhibit
   Number                Description


   3.1    Amended Articles of Incorporation of Redwood.

   3.2    Amended and  Restated  By-Laws of Redwood  dated May 18, 1999 filed as
          Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001 and by this reference incorporated herein.

   4. Indenture, dated February 22, 2001, between Redwood and State Street Bank and Trust Company of Connecticut, National Association, filed as
          Exhibit 4 to our Annual Report on Form 10-K for the year ended December 31, 2000 and by this reference incorporated herein.

   4.1 Amended and Restated Declaration of Trust, dated February 22, 2001, by and among State Street Bank and Trust Company of Connecticut, National Association, Redwood and the Administrators named therein filed as
          Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2000 and by this reference incorporated herein.

   4.2 Certificate of Amendment of Certificate of Determination of Rights, Preferences, Privileges and Restrictions of the Registrant's 7.80% Noncumulative Convertible Perpetual Preferred Stock, Series A dated August 11, 1998 filed as Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2001 and by this reference incorporated herein.

   10. Executive Salary Continuation Agreement between Patrick W. Kilkenny and Redwood dated November 1, 1993, Amendment 1 dated April 25, 1996, Amendment 2 dated November 16, 1999, and Amendment 3 dated March 21, 2001, filed as Exhibit 10 to our Annual Report on Form 10-K for the year ended December 31, 2001 and by this reference incorporated herein. *

   10.1 Executive Severance Agreement between Patrick W. Kilkenny and Redwood, filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 1999 and by this reference incorporated herein. *

   10.2 Executive Salary Continuation Agreement between James E. Beckwith and Redwood dated November 9, 2001 filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2001 and by this reference incorporated herein. *

   10.3 Executive Severance Agreement between James E. Beckwith and Redwood, filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 1999 and by this reference incorporated herein. *

   10.4 Redwood's 401(k) Profit Sharing Plan, filed as Exhibit 28.1 to our Registration Statement on Form S-8 dated June 12, 1990 (Registration No. 33-35377), and by this reference incorporated herein. *

   10.5   Redwood's  Amended  and  Restated  1991 Stock  Option  Plan,  filed as
          Exhibit 4.1 to our Registration Statement on Form S-8 filed on July 8, 1992 (Registration No. 33-49372), and by this reference incorporated herein. *

   10.6 Redwood's 2001 Stock Option Plan, filed as Appendix A to our Definitive Proxy Statement on Form 14A filed with the SEC on April 13, 2001, and by this reference incorporated herein. *

   10.7 Redwood's Executive Salary Continuation Plan, filed as Exhibit 10.9 to our Registration Statement on Form S-2 dated December 13, 1993 (Registration No. 33-71324), and by this reference incorporated herein. *

   10.8   Redwood's  Dividend  Reinvestment  and Stock  Purchase  Plan  filed as
          Exhibit 4.1 to our Registration Statement on Form S-3 dated April 28, 1993 (Registration No. 33-61750), and by this reference incorporated herein.

   10.9 Lease, dated June 1, 1999, between National Bank of the Redwoods and Advanced Development & Investments, filed as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 1999 and by this reference incorporated herein.

   10.10 Placement Agreement, dated February 9, 2001, between Redwood, First Tennessee Capital Markets and Keefe, Bruyette & Woods, Inc., filed as
          Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2000 and by this reference incorporated herein.

   10.11 Subscription Agreement, dated February 22, 2001, between Redwood Statutory Trust I, Redwood and Preferred Term Securities II, Ltd filed as Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2000 and by this reference incorporated herein.

   10.12 Guarantee Agreement, dated February 22, 2001, by and between Redwood and State Street Bank and Trust Company of Connecticut, National Association filed as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2000 and by this reference incorporated herein.

   10.13  NBR REIT  Declaration  of  Trust,  dated  February  5,  2002  filed as
          Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2001 and by this reference incorporated herein.

   10.14 NBR REIT Bylaws dated February 5, 2002 filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2001 and by this reference incorporated herein.

   10.15 Lease, dated August 22, 2002, between National Bank of the Redwoods and Santa Rosa Northpoint Associates.

   11.    Statement re Computation of Per Share Earnings.

   21.    Subsidiaries of the Registrant.

   23.1   Consent of Crowe, Chizek and Company LLP.


* Management contract or compensatory plan, contract or arrangement.


(b)  Reports on Form 8-K.

     A report on Form 8-K was filed on October 7, 2002 to report under Item 5 the approval of a quarterly cash dividend and containing unaudited financial statements.

     A report on Form 8-K was filed on October 16, 2002 to report under Item 5 the press release of earnings for the third quarter of 2002.

(c)  Exhibits Required by Item 601 of Regulation S-K

     Reference is made to the exhibits under Item 15(a)(3) of this report.

(d)  Additional Financial Statements

     Not applicable.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




REDWOOD EMPIRE BANCORP



By:        /S/ PATRICK W. KILKENNY                        Dated:  March 21, 2003
           -----------------------------
           Patrick W. Kilkenny
           President, Chief Executive Officer and Director
           (Principal Executive Officer)


And By:    /S/ JAMES E. BECKWITH                          Dated:  March 21, 2003
           ------------------------------------------
           James E. Beckwith
           Executive Vice President
           Chief Operating Officer
           Chief Financial Officer
           (Principal Financial Officer
           and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/S/ JOHN H. BRENENGEN                                     Dated:  March 21, 2003
--------------------------------------------
John H. Brenengen, Director


/S/ DANA R. JOHNSON                                       Dated:  March 21, 2003
--------------------------------------------
Dana R. Johnson, Director
Chairman of the Board


/S/ PATRICK W. KILKENNY                                   Dated:  March 21, 2003
--------------------------------------------
Patrick W. Kilkenny, Director


/S/ GREGORY J. SMITH                                      Dated:  March 21, 2003
--------------------------------------------
Gregory J. Smith, Director


/S/ MARK H. RODEBAUGH                                     Dated:  March 21, 2003
--------------------------------------------
Mark H. Rodebaugh, Director