Form 10-K/A
period 2002-12-31
REDWOOD EMPIRE BANCORP
filed 2003-03-27
CIK 840007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A
                         (Amendment No. 1 to Form 10-K)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K:



        DOCUMENT                                   FORM 10-K REFERENCE

   Redwood's Definitive Proxy Statement                  Part III
   For the 2003 Annual Meeting of Shareholders







Explanatory Note: The undersigned registrant hereby amends its Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002 to include the certifications of the principal executive officer and the principal financial officer requried by Section 302 of the Sarbanes-Oxley Act of 2002, which certifications were inadvertantly provided to the SEC as additional correspondence accompanying the Annual Report on Form 10-K.

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

(d)  Additional Financial Statements

     Not applicable.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




REDWOOD EMPIRE BANCORP



By:        /S/ PATRICK W. KILKENNY                        Dated:  March 26, 2003
           -----------------------------
           Patrick W. Kilkenny
           President, Chief Executive Officer and Director
           (Principal Executive Officer)


And By:    /S/ JAMES E. BECKWITH                          Dated:  March 26, 2003
           ------------------------------------------
           James E. Beckwith
           Executive Vice President
           Chief Operating Officer
           Chief Financial Officer
           (Principal Financial Officer
           and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/S/ JOHN H. BRENENGEN                                     Dated:  March 26, 2003
--------------------------------------------
John H. Brenengen, Director


/S/ DANA R. JOHNSON                                       Dated:  March 26, 2003
--------------------------------------------
Dana R. Johnson, Director
Chairman of the Board


/S/ PATRICK W. KILKENNY                                   Dated:  March 26, 2003
--------------------------------------------
Patrick W. Kilkenny, Director


/S/ GREGORY J. SMITH                                      Dated:  March 26, 2003
--------------------------------------------
Gregory J. Smith, Director


/S/ MARK H. RODEBAUGH                                     Dated:  March 26, 2003
--------------------------------------------
Mark H. Rodebaugh, Director



                                                          Dated:  March 26, 2003
--------------------------------------------
William B. Stevenson, Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I, Patrick W. Kilkenny, certify that:

1)   I have reviewed this annual report on Form 10-K of Redwood Empire Bancorp;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 26, 2003



/s/ Patrick W. Kilkenny
_____________________________________
Patrick W. Kilkenny
President and Chief Executive Officer
(Principal Executive Officer)

                   CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I, James E. Beckwith, certify that:

1)   I have reviewed this annual report on Form 10-K of Redwood Empire Bancorp;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 26, 2003



/s/ James E. Beckwith
_____________________________________

James E. Beckwith
Executive Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)