Form 10-Q
period 2003-03-31
REDWOOD EMPIRE BANCORP
filed 2003-05-13
CIK 840007

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

                  For the quarterly period ended March 31, 2003

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

At May 5, 2003, there were 3,375,323 shares of the Registrant's common stock outstanding.


                        This page is page 1 of 40 pages.

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                                             Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Operations
                  Three Months Ended March 31, 2003 and 2002....................................3

                  Consolidated Balance Sheets
                  March 31, 2003 and December 31, 2002..........................................5

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2003 and 2002....................................6

                  Notes to Consolidated Financial Statements....................................8


       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.............................12

       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk............................................................32

       Item 4.    Controls and Procedures......................................................34


PART II. OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K.............................................35


SIGNATURES.....................................................................................36

CERTIFICATIONS.................................................................................37

                        This page is page 2 of 40 pages.

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements





                          REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                           Consolidated Statements of Operations
                       (dollars in thousands except per share data)
                                        (unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  2003           2002
                                                            --------------------------------
Interest income:
  Interest and fees on loans                                     $6,406          $6,217
  Interest on investment securities                               1,123           1,088
  Interest on federal funds sold                                     13             104
                                                            --------------------------------
Total interest income                                             7,542           7,409

Interest expense:
  Interest on deposits                                            1,744           2,162
  Interest on other borrowings                                      268             258
                                                            --------------------------------
Total interest expense                                            2,012           2,420
                                                            --------------------------------

Net interest income                                               5,530           4,989
Provision for loan losses                                           ---             ---
                                                            --------------------------------

Net interest income after provision for loan losses               5,530           4,989

Noninterest income:
  Service charges on deposit accounts                               268             314
  Merchant draft processing, net                                  1,129           1,179
  Loan servicing income                                              35              54
  Net realized gains on
    investment securities available for sale                        ---              35
  Other income                                                      197             236
                                                            --------------------------------
Total noninterest  income                                         1,629           1,818

Noninterest expense:
  Salaries and employee benefits                                  2,284           2,046
  Occupancy and equipment expense                                   614             524
  Other                                                           1,188           1,168
                                                            --------------------------------
Total noninterest expense                                         4,086           3,738
                                                            --------------------------------

Income before income taxes                                        3,073           3,069
Provision for income taxes                                        1,057           1,122
                                                            --------------------------------


Net income                                                       $2,016          $1,947
                                                            ================================

Total comprehensive income                                       $1,997          $1,910
                                                            ================================

                                        (Continued)



                        This page is page 3 of 40 pages.

                         REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                          Consolidated Statements of Operations
                      (dollars in thousands except per share data)
                                       (unaudited)
                                       (Continued)


                                                               Three Months Ended
                                                                    March 31,
                                                               2003            2002
                                                        ----------------------------------

Basic earnings per common share:
  Net income                                                          $.60           $.56
  Weighted average shares - basic                                3,385,000      3,499,000

Diluted earnings per common share:
  Net income                                                          $.57           $.54
  Weighted average shares - diluted                              3,507,000      3,632,000

See Notes to Consolidated Financial Statements.


                                       (Concluded)












                        This page is page 4 of 40 pages.

                                REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                      Consolidated Balance Sheets
                                        (dollars in thousands)

                                                                                  March 31,       December 31,
                                                                                     2003             2002
                                                                               -----------------------------------
                                                                                 (unaudited)
Assets:
Cash and due from banks                                                                $22,286          $21,837
Federal funds sold                                                                      19,221           17,500
                                                                               -----------------------------------
  Cash and cash equivalents                                                             41,507           39,337
Investment securities:
  Held to maturity (fair value of $16,155 and $17,268)                                  15,648           16,764
  Available for sale, at fair value (amortized cost of $75,047 and $81,092)             76,910           83,157
                                                                               -----------------------------------
    Total investment securities                                                         92,558           99,921

Mortgage loans held for sale                                                               322              ---

Loans:
    Residential real estate mortgage                                                   109,210           87,764
    Commercial real estate mortgage                                                    166,378          158,018
    Commercial                                                                          60,443           62,958
    Real estate construction                                                            49,307           42,749
    Installment and other                                                               12,538           14,260
    Less net deferred loan fees                                                           (362)            (673)
                                                                               -----------------------------------
        Total portfolio loans                                                          397,514          365,076
    Less allowance for loan losses                                                      (7,355)          (7,400)
                                                                               -----------------------------------
        Net loans                                                                      390,159          357,676

Premises and equipment, net                                                              2,765            2,760
Cash surrender value of life insurance                                                   3,662            3,620
Other assets and interest receivable                                                     9,643            9,867
                                                                               -----------------------------------
     Total assets                                                                     $540,616         $513,181
                                                                               ===================================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                                 $109,502         $103,484
  Interest-bearing transaction accounts                                                160,351          128,292
  Time deposits one hundred thousand and over                                           68,385           69,000
  Other time deposits                                                                  144,123          152,317
                                                                               -----------------------------------
    Total deposits                                                                     482,361          453,093

Short-term borrowings                                                                    4,621           12,356
Trust preferred securities                                                              10,000           10,000
Other liabilities and interest payable                                                  14,928            8,925
                                                                               -----------------------------------
     Total liabilities                                                                 511,910          484,374

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
      none issued and outstanding                                                          ---              ---
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding: 3,373,523 and 3,404,890 shares                            10,751           10,853
  Retained earnings                                                                     16,763           16,654
  Accumulated other comprehensive income, net of tax                                     1,192            1,300
                                                                               -----------------------------------
     Total shareholders' equity                                                         28,706           28,807
                                                                               -----------------------------------
     Total liabilities and shareholders' equity                                       $540,616         $513,181
                                                                               ===================================

See Notes to Consolidated Financial Statements.



                        This page is page 5 of 40 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     2003             2002
                                                                               ----------------------------------
Cash flows from operating activities:

  Net income                                                                            $2,016         $1,947

Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization, net                                                       122             50
  Loans originated for sale                                                             (1,296)           ---
  Proceeds from sale of loans held for sale                                                971            ---
  Net realized gains on securities available for sale                                      ---            (35)
  Net realized loss on sale of loans held for sale                                           3            ---
  Change in other assets and interest receivable                                           274           (628)
  Change in other liabilities and interest payable                                       6,003            865
                                                                               ----------------------------------
  Total adjustments                                                                      6,077            252
                                                                               ----------------------------------

  Net cash from operating activities                                                     8,093          2,199

Cash flows from investing activities:
  Net change in loans                                                                  (32,319)            77
  Purchases of investment securities available for sale                                 (3,081)       (14,279)
  Purchases of investment securities held to maturity                                      (21)           ---
  Proceeds from sales of investment securities available for sale                          ---          5,079
  Maturities of investment securities available for sale                                 9,057          5,681
  Maturities or calls of investment securities held to maturity                          1,112            931
  Purchases of premises and equipment, net                                                (193)          (361)
                                                                               ----------------------------------
    Net cash from investing activities                                                 (25,445)        (2,872)

Cash flows from financing activities:
  Net change in noninterest bearing demand deposits                                      6,018         13,550
  Net change in interest bearing transaction accounts                                   32,059          2,894
  Net change in time deposits                                                           (8,809)        23,100
  Net change in short-term borrowings                                                   (7,735)           155
  Repurchases of common stock                                                           (1,322)        (1,206)
  Issuance of common stock                                                                 162            ---
  Cash dividends paid                                                                     (851)          (705)
                                                                               ----------------------------------
   Net cash from financing activities                                                   19,522         37,788
                                                                               ----------------------------------

Net change in cash and cash equivalents                                                  2,170         37,115
Cash and cash equivalents at beginning of period                                        39,337         24,249

                                                                               ----------------------------------
Cash and cash equivalents at end of period                                             $41,507        $61,364
                                                                               ==================================

                                   (Continued)



                        This page is page 6 of 40 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                            (in thousands)
                                             (unaudited)
                                             (Continued)

                                                                            Three Months Ended
                                                                                March 31,
                                                                         2003                2002
                                                                    ----------------    ---------------

Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                           $1,968             $2,807
  Income taxes                                                                  650                614






See Notes to Consolidated Financial Statements.


                                             (Concluded)









                        This page is pae 7 of 40 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Redwood Empire Bancorp's 2002 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company"), and its wholly owned subsidiaries, National Bank of the Redwoods and Redwood Statutory Trust I ("RSTI"). In 2002, National Bank of the Redwoods (and with its subsidiary, "NBR") formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending. All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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




                        This page is page 8 of 40 pages.

3.   Stock-Based Compensation

     Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income using earnings per share if expense was measured using fair value recognition provisions of FASB Statement No. 123, Accounting of Stock-Based Compensation.



                                                March 31, 2003      March 31, 2002
                                               --------------------------------------
                                                      (dollars in thousands,
                                                      except per share data)

 Net income as reported                                $2,016              $1,947
 Deduct: Stock-based compensation expense
   determined under fair value based method               (19)                (37)
                                               ------------------  ------------------
 Pro forma net income                                  $1,997              $1,910
                                               ==================  ==================

 Basic earnings per share as reported                       $.60                $.56
 Pro forma basic earnings per share                          .59                 .55

 Diluted earnings per share as reported                     $.57                $.54
 Pro forma diluted earnings per share                        .57                 .53

     Pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.


                                                March 31, 2003     March 31, 2002
                                               ------------------------------------

 Risk-free interest rate                                   3.82%             5.41%
 Expected option life in years                                10                10
 Expected stock price volatility                          32.44%            33.25%
 Dividend yield                                             2.8%              2.1%







                        This page is page 9 of 40 pages.

         The following table reflects the Company's earnings per share data.

                                                                  Three Months Ended
                                                                      March 31,
                                                          2003                         2002
                                                --------------------------   -------------------------
                                                    Basic       Diluted          Basic      Diluted
                                                --------------------------   -------------------------
                                                        (in thousands, except per share data)
 Earnings per common share:

 Net income                                           $2,016       $2,016          $1,947      $1,947
 Earnings per share                                      .60          .57             .56         .54

 Weighted average common shares outstanding        3,385,000    3,507,000(1)    3,499,000   3,632,000(1)


1) The weighted average common shares outstanding include the dilutive effects of common stock options of 122,000 and 133,000 for the three months ended March 31, 2003 and March 31, 2002.



4.   Comprehensive Income


     The Company's total comprehensive earnings presentation is as follows:



                                                     Three Months Ended
                                                         March 31,
                                                      2003        2002
                                                  -------------------------
                                                       (in thousands)

         Net income as reported                      $2,016      $1,947
         Other comprehensive income (net of tax):
           Change in unrealized holding gain
              on available for sale securities         (108)       (215)
           Reclassification adjustment                  ---         (20)
                                                  -------------------------
         Total comprehensive income                  $1,908      $1,712
                                                  =========================



5.   Subsequent Event - Common Stock Cash Dividend

     On April 4, 2003, the Board of Directors declared a quarterly cash dividend of 25 cents per share on the Company's Common Stock. The dividend was payable on April 29, 2003 to shareholders of record on April 17, 2003.

6.   Business Segments

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



                       This page is page 10 of 40 pages.

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

     Summary financial data by business segment for the indicated periods is as follows:


                                                       For the quarter ended March 31, 2003
                                                    -------------------------------------------
                                                                      Merchant
                                                       Community        Card         Total
                                                        Banking       Services      Company
                                                    -------------------------------------------
                                                                  (in thousands)

Total interest income                                      $7,542         $   ---       $7,542
Total interest expense                                      2,007               5        2,012
Interest income/(expense) allocation                         (170)            170          ---
                                                    -------------------------------------------
Net interest income                                         5,365             165        5,530
Provision for loan losses                                     ---             ---          ---
Total other operating income                                  500           1,129        1,629
Total other operating expense                               3,395             691        4,086
                                                    -------------------------------------------
Income before income taxes                                  2,470             603        3,073
Provision for income taxes                                    850             207        1,057
                                                    -------------------------------------------
Net income                                                 $1,620            $396       $2,016
                                                    ===========================================

Total Average Assets                                     $484,888         $25,723     $510,611
                                                    ===========================================


                                                        For the quarter ended March 31, 2002
                                                    ---------------------------------------------
                                                                       Merchant
                                                       Community         Card         Total
                                                        Banking        Services      Company
                                                    ---------------------------------------------
                                                                   (in thousands)

Total interest income                                       $7,409        $   ---         $7,409
Total interest expense                                       2,418             2           2,420
Interest income/(expense) allocation                          (156)           156            ---
                                                    ---------------------------------------------
Net interest income                                          4,835            154          4,989
Provision for loan losses                                      ---            ---            ---
Total other operating income                                   639          1,179          1,818
Total other operating expense                                3,088            650          3,738
                                                    ---------------------------------------------
Income before income taxes                                   2,386            683          3,069
Provision for income taxes                                     874            248          1,122
                                                    --------------------------------------------
Net income                                                  $1,512           $435         $1,947
                                                    =============================================

Total Average Assets                                      $443,027        $26,714       $469,741
                                                    =============================================

                       This page is page 11 of 40 pages.

7.   Common Stock Repurchases and Trust Preferred Issuance

     In August 2001, the Company announced an authorization to repurchase 355,500 common shares, as adjusted for the three-for-two stock split announced September 20, 2001. To date, 237,003 shares have been repurchased, as adjusted for the three-for-two stock split announced September 20, 2001. In the quarter ended March 31, 2003, the Company purchased 46,367 shares at an average cost of $28.52 under the program. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions.


8.   Real Estate Investment Trust

     On January 15, 2002, NBR formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending. For further information see "Income Taxes".


9.   New Accounting Pronouncements

     New accounting standards for asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were adopted as of January 1, 2003. Management has determined that the adoption of these new accounting standards did not have a material impact on the Company's financial condition or results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements (which involve, among other things, the Company's plans, beliefs and goals, refer to estimates, projections or expectations or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors (many of which are beyond the Company's ability to control):

     o    Competitive pressure in the banking industry and changes in banking or
          other  laws  and  regulations  or  governmental   fiscal  or  monetary
          policies.

     o Changes in the interest rate environment (including possible further declines in interest rates) and volatility of rate sensitive loans and deposits.


                        This page is pae 12 of 40 pages.

     o A decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans or reduce the volume of the Company's merchant credit card processing business.

     o Uncertainty regarding the economic outlook resulting from the continuing war on terrorism, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism.

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

     o    Changes in the securities markets.

     o A continuing decline in the health of the Northern California economy, including the long-term impact of the California energy crisis and the decline in the technology sector.

     o    Certain operational risks involving data processing systems or fraud.

     o The proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard setting bodies.

     Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and "Certain Important Considerations for Investors" herein.


                       This page is page 13 of 40 pages.

     The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2002 to March 31, 2003. Significant changes and trends in the Company's results of operations for the three months ended March 31, 2003, compared to the same period in 2002, are also discussed.


Summary of Financial Results

     The Company reported net income of $2,016,000 ($.57 per diluted share) for the three months ended March 31, 2003 as compared to $1,947,000 ($.54 per diluted share) for the same period in 2002, an increase of $69,000 in net income or 4%. This increase is due to an increase of $541,000 in net interest income, partially offset by an increase of $348,000 in noninterest expense and a decrease of $189,000 in other noninterest income. In addition, net income increased due to a decline in the Company's effective tax rate from 36.6% for the quarter ended March 31,2002 to 34.4% for the quarter ended March 31, 2003. For further information, see "Income Taxes" in this section.


Net Interest Income

     Net interest income increased from $4,989,000 in the first quarter of 2002 to $5,530,000 in the first quarter of 2003, which represents an increase of $541,000 or 11%. The increase in net interest income was driven by a substantial increase in average earning assets of $43,529,000 from $441,641,000 for the quarter ended March 31, 2002 to $485,170,000 for the quarter ended March 31, 2003. The largest component of the increase in earning assets was growth in the Company's loan portfolio. Average portfolio loans increased $32,689,000 or 9%, when compared to the same quarter in 2002. The Company continues to focus on growth in the overall loan portfolio, and in particular the commercial real estate portfolio, through marketing efforts and a general expansion of businesses within the Company's market area. Average commercial real estate loans increased $36,784,000 or 30% and average installment and other loans increased $3,085,000 or 23%, offset by a decline of $7,211,000, or 10% in average commercial loans for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

     The Company's net interest margin also increased slightly to 4.62% from 4.58% one year ago. For the three months ended March 31, 2003, yield on earning assets decreased to 6.30% from 6.80% for the same period one year ago. The decrease in yield on earning assets is due to a decline in the general interest rate environment. Yield paid on interest bearing liabilities decreased to 2.19% for the three months ended March 31, 2003 as compared to 2.86% for the same period one year ago. This decline is attributable to a lower interest rate environment and the downward repricing of interest bearing deposits.


                       This page is page 14 of 40 pages.

     The following is an analysis of the Company's net interest margin for the indicated periods:


                                                 Three months ended                   Three months ended
                                                   March 31, 2003                       March 31, 2002
                                        ------------------------------------- ------------------------------------

                                          Average                   %           Average                  %
(dollars in thousands)                    Balance    Interest   Yield/Rate      Balance   Interest   Yield/Rate
                                        ------------------------------------- ------------------------------------

Real estate-mortgage loans                $98,156      $1,621         6.70%     $97,077      $1,722        7.19%
Real estate-commercial loans              159,915       2,855         7.24      123,131       2,282        7.52
Commercial loans                           62,133         956         6.24       69,344       1,197        7.00
Real estate construction loans             44,593         807         7.34       45,620         863        7.67
Installment and other                      16,707         163         3.96       13,622         153        4.56
Deferred loan fees                           (544)        ---          ---         (523)        ---         ---
                                        -----------------------               ----------------------
  Portfolio loans                         380,960       6,402         6.82      348,271       6,217        7.24


Mortgage loans held for sale                  220           4         7.37          ---         ---         ---
Investments                                99,764       1,123         4.57       68,941       1,088        6.40
Federal funds sold                          4,226          13         1.25       24,429         104        1.73
                                        -----------------------                           ----------
  Total earning assets (1)               $485,170       7,542         6.30     $441,641       7,409        6.80
                                        =============                         =============

Interest bearing transaction accounts    $137,760         304         0.89     $124,386         423        1.38
Time deposits                             217,091       1,440         2.69      204,335       1,739        3.45
Other borrowings                           17,606         268         6.17       14,174         258        7.38
                                        -----------------------                           ----------
   Total interest-bearing liabilities    $372,457       2,012         2.19%    $342,895       2,420        2.86%
                                        =============                         =============

                                                    -----------                           ----------
Net interest income                                    $5,530                                $4,989
                                                    ===========                           ==========
Net interest income to
  earning assets                                                      4.62%                                4.58%


(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).



                        Tis page is page 15 of 40 pages.

     The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2003 and 2002. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

                                                            Three months ended
                                                       March 31, 2003 compared to the
                                                     three months ended March 31, 2002
                                                  ----------------------------------------
                                                     Volume        Rate         Total
                                                  ----------------------------------------
                                                               (in thousands)
Increase/(decrease) in interest income:
  Real estate-mortgage loans                              $19        ($120)       ($101)
  Real estate-commercial loans                            659          (86)         573
  Commercial loans                                       (118)        (123)        (241)
  Real estate construction loans                          (19)         (37)         (56)
  Installment and other                                    32          (22)          10
  Mortgage loans held for sale                              4          ---            4
  Investments                                             401         (366)          35
  Federal funds sold                                      (68)         (23)         (91)
                                                  ----------------------------------------
Total increase/(decrease)                                 910         (777)         133
                                                  ----------------------------------------

Increase/(decrease) in interest expense:
  Interest-bearing transaction accounts                    42         (161)        (119)
  Time deposits                                           103         (402)        (299)
  Other borrowings                                         56          (46)          10
                                                  ----------------------------------------
Total increase/(decrease)                                 201         (609)        (408)
                                                  ----------------------------------------

Increase/(decrease) in net interest income               $709        ($168)        $541
                                                  ========================================


Provision for Loan Losses

     Due to the absence of significant net loan charge-offs, little change in loan portfolio asset quality and the balance in the allowance for loan losses, there was no provision for loan losses for the three months ended March 31, 2003 and 2002. For further information, see "Allowance for Loan Losses" and "Nonperforming Assets" in this section.





                       This page is page 16 of 40 pages.

Noninterest Income and Expense

Noninterest Income

     The following table sets forth the components of the Company's noninterest income for the three months ended March 31, 2003, as compared to the same period in 2002.



                                                          Three Months Ended
                                                               March 31,              $         %
                                                      --------------------------
                                                          2003          2002       Change     Change
                                                      -------------  ----------- ----------------------
                                                       (dollars in thousands)

Service charges on deposit accounts                        $268           $314        ($46)       (15)%
Merchant draft processing, net                            1,129          1,179         (50)        (4)
Loan servicing income                                        35             54         (19)       (35)
Net realized gains on investment securities
  available for sale                                        ---             35         (35)      (100)
Other income                                                197            236         (39)       (17)
                                                      -------------  ----------- ------------
Total noninterest income                                 $1,629         $1,818       ($189)       (10)%
                                                      =============  =========== ============


     Noninterest income decreased $189,000, or 10%, to $1,629,000 for the three months ended March 31, 2003 when compared to $1,818,000 for the same period in 2002. During this period, such decrease was primarily due to a decrease of $50,000 in merchant card net revenue, a $46,000 decrease in service charges on deposit accounts and a decrease in net realized gains on investment securities available for sale of $35,000. The decrease in merchant card net revenue is due to a decrease in processing revenue. The decrease in net realized gains on investment securities available for sale is the result of the sale of $5,079,000 of corporate debt securities during 2002. Such securities were sold to improve the risk profile of the Company's investment portfolio.


Noninterest Expense

     The following table sets forth the components of the Company's noninterest expense during the three months ended March 31, 2003, as compared to the same period in 2002.


                                          Three Months Ended
                                              March 31,             $         %
                                      ---------------------------
                                          2003         2002       Change    Change
                                      -----------------------------------------------
                                        (dollars in thousands)

Salaries and employee benefits               $2,284       $2,046     $238       12 %
Occupancy and equipment expense                 614          524       90       17
Other                                         1,188        1,168       20        2
                                      -------------------------------------
Total noninterest expense                    $4,086       $3,738     $348        9 %
                                      =====================================


         Noninterest expense increased by $348,000, or 9%, to $4,086,000 during the first quarter of 2003 as compared to $3,738,000 for the first quarter of 2002. The increase in noninterest


                        This page is page 17 of 40 pages
expense for the three-month period ended March 31, 2003, as compared to the same period ended March 31, 2002, was primarily attributable to an increase in salaries and employee benefits of $238,000. The increase in salaries and employee benefits was primarily due to an increase in sales personnel. At March 31, 2003, the number of full time equivalent employees totaled 156 as compared to 154 at March 31, 2002.


Income Taxes

     The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 34.4% for the three months ended March 31, 2003, as compared to 36.6% for the same period in 2002. The primary reason for the Company's effective tax rate being significantly lower than the statutory rate of 41% is due to the January 15, 2002 formation of NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending.

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

Summary financial data by business segment for the indicated periods is as follows:



                                                               For the quarter ended March 31, 2003
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)

Total interest income                                               $7,542        $   ---        $7,542
Total interest expense                                               2,007              5         2,012
Interest income/(expense) allocation                                  (170)           170           ---
                                                          -----------------------------------------------
Net interest income                                                  5,365            165         5,530
Provision for loan losses                                              ---            ---           ---
Total other operating income                                           500          1,129         1,629
Total other operating expense                                        3,395            691         4,086
                                                          -----------------------------------------------
Income before income taxes                                           2,470            603         3,073
Provision for income taxes                                             850            207         1,057
                                                          -----------------------------------------------
Net income                                                          $1,620           $396        $2,016
                                                          ===============================================

Total Average Assets                                              $484,888        $25,723      $510,611
                                                          ===============================================





                       This page is page 18 of 40 pages.

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
                                                          ===============================================




     Community Banking

     The Community Banking segment's income before income tax increased for the three months ended March 31, 2003 when compared to the same period in 2002. The increase was primarily due to an increase in net interest income. Net interest income increased $530,000 for the three months ended March 31, 2003, principally due to an increase in earning assets, offset partially by a decline in the general interest rate environment. The Company increased its loan portfolio during the first three months of 2003 through marketing efforts. For the quarter ended March 31, 2003, total average portfolio loans were $380,960,000, up 9% from $348,271,000 for the quarter ended March 31, 2002.

     Merchant Card Services

     The Company's merchant credit card segment earned $396,000 for the three months ended March 31, 2003 compared to $435,000 for the same period in 2002. The decrease in the unit's net income was due to a decrease in processing revenue and an increase in salary and benefits expenses. The merchant credit card segment's net income comprised approximately 20% of the Company's consolidated net income for the three months ended March 31, 2003 as compared to 22% for the same period one year ago.

     The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant refuses or is unable to pay on charge-backs from cardholders. Charge-back exposure can also result from fraudulent credit card transactions initiated by merchant customers. As a result, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,263,000 and $1,233,000 as of March 31, 2003 and 2002, was
estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management's evaluation regarding merchant and ISO (Independent Sales





                       This page is page 19 of 40 pages.

Organization) risk. The Company utilizes the services of ISOs to acquire merchants as customers. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $44,000 for the three months ended March 31, 2003, as compared to $58,000 for the three months ended March 31, 2002. For further discussion, see "Certain Important Considerations for Investors" in this section.

     The following table summarizes the Company's merchant card allowance for charge-back losses for the periods indicated:


                                                  Three months ended
                                                       March 31,
                                                    2003         2002
                                             --------------------------
                                                   (in thousands)

                     Beginning allowance          $1,261       $1,212
                     Provision for losses             44           58
                     Recoveries                        3            8
                     Charge-offs                     (45)         (45)
                                             --------------------------
                     Ending allowance             $1,263       $1,233
                                             ==========================


Investment Securities

     Total investment securities decreased to $92,558,000, as of March 31, 2003, compared to $99,921,000 as of December 31, 2002. The decrease in the investment securities portfolio from December 31, 2002 was primarily due to prepayments of the Company's mortgage backed securities portfolio. Such portfolio amounted to $79,794,000 as of December 31, 2002 as compared to $74,450,000 as of March 31, 2003. The average federal funds sold balance for the quarter ended March 31, 2003 of $4,226,000 was substantially lower than $24,429,000 for the quarter ended March 31, 2002. This decrease was due to the Company's increased focus on greater growth in the Company's loan portfolio.

Loans

     Total loans increased to $397,514,000 at March 31, 2003 compared to $365,076,000 at December 31, 2002. The Company continues to focus on growth in the overall loan portfolio through marketing efforts and a general expansion of businesses within the Company's market area. Commercial real estate loans
increased   $8,360,000  to  $166,378,000,   at  March  31,  2003,   compared  to
$158,018,000 at December 31, 2002. Residential real estate mortgage loans also increased $21,446,000 to $109,210,000 at March 31, 2003, compared to $87,764,000 at December 31, 2002.


                       This page is page 20 of 40 pages.

     The following table summarizes the composition of the loan portfolio at March 31, 2003 and December 31, 2002:


                                      March 31, 2003                December 31, 2002
                                ----------------------------   -----------------------------
                                      Amount          %              Amount          %
                                ----------------------------   -----------------------------
                                                  (dollars in thousands)
 Residential real estate mortgage       $109,210       27%             $87,764       24%
 Commercial real estate mortgage         166,378       43              158,018       43
 Commercial                               60,443       15               62,958       17
 Real estate construction                 49,307       12               42,749       12
 Installment and other                    12,538        3               14,260        4
 Less net deferred loan fees                (362)     ---                 (673)     ---
                                ----------------------------   -----------------------------
     Total portfolio loans               397,514      100%             365,076      100%
                                                  ==========                    ============
 Less allowance for loan losses           (7,355)                       (7,400)
                                -------------------            ------------------
     Net loans                          $390,159                      $357,676
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

     The Company's allowance for loan losses is based on specific and formula allocations to the Company's loan portfolio. Specific allocations of the allowance for loan losses are made to identified problem loans where management has identified significant conditions or circumstances related to a given loan, which management believes indicate the probability that a loss may occur. The specific allocations are increased or decreased through management's reevaluation on a quarterly basis of the status of the particular problem loans. Loans which do not receive a specific allocation receive an allowance allocation based on a formula, represented by a percentage factor based on underlying collateral, type of loan, historical charge-offs, general economic conditions and other qualitative factors.


                       This page is page 21 of 40 pages.

     The following table summarizes changes in the Company's allowance for loan losses for the indicated periods:



                                                           Three months ended
                                                                March 31,
                                                        --------------------------
                                                            2003         2002
                                                        ------------- ------------

                                                         (dollars in thousands)

              Beginning allowance for loan losses           $7,400       $7,580
              Provision for loan losses                        ---          ---
              Charge-offs                                      (79)         (45)
              Recoveries                                        34           14
                                                        ------------- ------------
              Ending allowance for loan losses              $7,355       $7,549
                                                        ============= ============


              Net charge-offs to average
                 loans (annualized)                          0.05%          0.04%


     The allowance for loan losses as a percentage of total loans decreased from 2.03%, at December 31, 2002, to 1.85% at March 31, 2003. The growth in the Company's loan portfolio resulted primarily from commercial real estate loans and residential real estate loans that generally bear a lower credit risk than construction or commercial loans. Accordingly, under the Company's loan loss reserve methodology, such loans generally receive a lower loan loss reserve allocation as compared to commercial or construction loans.


Nonperforming Assets

         The following table summarizes the Company's nonperforming assets at the dates indicated:



                                                       March 31,       December 31,
                                                         2003              2002
                                                    ----------------  ---------------
                                                         (dollars in thousands)
Nonaccrual loans                                             $2,983           $2,516
Accruing loans past due 90 days or more                         ---                6
Restructured loans                                              272              272
                                                    ----------------  ---------------
Total nonperforming loans                                     3,255            2,794
Other real estate owned                                         ---              ---
                                                    ----------------  ---------------
Total nonperforming assets                                   $3,255           $2,794
                                                    ================  ===============



Nonperforming assets to total assets                          0.60%            0.54%

                       This page is page 22 of 40 pages.

     Nonperforming assets have increased from $2,794,000 or .54% of total assets, as of December 31, 2002, to $3,255,000 or .60% of total assets as of March 31, 2003. The increase was attributable to an increase of $467,000 in nonaccrual loans during this period.

     At March 31, 2003, nonperforming loans consist of loans to 17 borrowers, 9 of which have balances in excess of $100,000. The two largest have recorded balances of $1,355,000 and $378,000. Both loans are secured by industrial equipment or various business assets. Based on information currently available, management believes that adequate allocations are included in the allowance for loan losses to cover the estimated loss exposure that may result from these loans.

     At March 31, 2003, the Company did not have any properties classified as other real estate owned.

     Although the volume of nonperforming assets will depend in part on the future economic environment, there are three loan relationships which total approximately $2,500,000 as of March 31, 2003, compared to eight loan relationships totaling approximately $1,244,000 at December 31, 2002, about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms. These loans may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

     At March 31, 2003, the Company's total recorded investment in impaired loans (as defined by SFAS No. 114 and No. 118) was $3,255,000, of which $2,983,000 relates to the recorded investment in loans for which there is a related allowance for loan losses allocation of $825,000. The remaining $272,000 in impaired loans did not require a specific allowance for loan losses allocation.

     The Company's average recorded investment in impaired loans during the three months ended March 31, 2003 and 2002 was $2,968,000 and $3,220,000. The decrease of $252,000 in the average recorded investment in impaired loans during the three months ending March 31, 2003 compared to the same period one year ago was primarily due to the decrease in nonperforming loans. There was no interest income recognized during the periods that such loans were impaired for the three months ended March 31, 2003 and March 31, 2002.

     As of March 31, 2003, there was $2,983,000 of loans on which the accrual of interest had been discontinued as compared to $2,516,000 at December 31, 2002. During the three months ended March 31, 2003, interest due but excluded from interest income on loans placed on nonaccrual status was $76,000, as compared to $36,000 for the same period one year ago. There was no interest income received on nonaccrual loans during the three months ended March 31, 2003 and March 31, 2002.


                       This page is page 23 of 40 pages.

Mortgage Repurchase Commitments

     From time to time, the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral, which had secured a mortgage loan sold by the Company. Such representations and warranties include the existence of a valid appraisal, legal status of borrower nature of the collateral and other matters. The Company expects that it may be required to repurchase loans in the future. In the first three months of 2003, the Company was not required to repurchase any such loans. During the first quarter of 2002, the Company paid $33,000 for a settlement related to disputed title issues.

Investment in REMIC

     In 1995, Allied Savings Bank ("Allied"), formerly a wholly owned subsidiary of the Company which merged into NBR in 1997, sold a COFI ARM mortgage pool whose carrying value was approximately $73,900,000 as part of a transaction that resulted in creating a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC issued three classes of mortgage pass-through mortgage certificates: A, B and C. The sale transaction took place as a result of Allied selling its 100% interest in the COFI indexed ARM mortgage pool in exchange for cash of $71,500,000 and a Class B certificate which represented the first loss position with respect to any ultimate losses realized upon the liquidation of defaulted mortgage loans in the pool. As part of the sale transaction, Allied retained the servicing of the pool. The Class A and Class B certificates have sequential rights to principal payments, such that Class B certificates shall only receive principal payments after all Class A certificates are retired.

     The composition of the original certificate balances along with their respective March 31, 2003 balances are as follows:


                  Original   March 31, 2003
                Certificate    Certificate
                 Face Value    Face Value
               ------------------------------

 Class A         $73,199,448      $2,264,009
 Class B           3,249,067       3,196,478
 Class C                 100             100
               ------------------------------
    Total pool   $76,448,615      $5,460,587
               ==============================

     Since inception the pool has realized losses of $52,590, which reduced the original face value of the Class B certificate.



                       This page is page 24 of 40 pages.

Contractual Obligations and Commitments


     The following table presents the Company's longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.


                                                            March 31, 2003
                                 ----------------------------------------------------------------------
                                   Less Than    One Through    Four Through    After Five
                                   One Year     Three Years     Five Years       Years        Total
                                 ----------------------------------------------------------------------
                                                            (in thousands)

 Trust preferred securities             $ ---           $ ---           $ ---      $10,000     $10,000
 Operating leases (premises)            1,345           1,655           1,134          523       4,657
                                 ----------------------------------------------------------------------
     Total long-term debt
         and operating leases          $1,345          $1,655          $1,134      $10,523     $14,657
                                 ==========================================================


 Commitments to extend credit                                                                   74,305
 Standby letters of credit                                                                       5,414
                                                                                          -------------
   Total contractual obligations
         and commitments                                                                       $94,376
                                                                                          =============


Liquidity

     Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity have historically been common stock repurchases, dividend payments made to common shareholders, interest payments relating to Redwood's trust preferred securities and operating expenses. It is Redwood's general policy to maintain liquidity at the parent level which management believes to be consistent with the safety and soundness of the Company as a whole. As of March 31, 2003, Redwood held $21,000 in deposits at NBR. In addition, the Company has a $2,500,000 unsecured line of credit with a major financial institution, which bears an interest rate equal to the federal funds rate plus 1.50%. As of March 31, 2003, there was $2,000,000 outstanding under this line of credit.



                       This page is page 25 of 40 pages.

     Redwood's current cash dividend to its common shareholders is $.25 per common share per quarter. Further, Redwood is required to make semi-annual payments of interest at the rate of 10.2% per annum on $10,000,000 of trust preferred securities issued in 2001. Payment of these obligations is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would become undercapitalized as a result. If NBR is restricted from paying dividends, Redwood might be unable to pay dividends to its common shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood in the future. The approval of the Office of the Comptroller of the Currency ("OCC") is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Due to this requirement, NBR obtained such approval for its 2003 dividend plan from the OCC in January 2003.

     During the first three months of 2003, NBR declared a dividend payable to Redwood of $1,600,000. Management believes that as of March 31, 2003, the Company's liquidity position was adequate for the operations of Redwood and NBR.

     Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the three months ended March 31, 2003, the Company received cash of $8,093,000 from operating activities and $19,522,000 from financing activities, while using $25,445,000 in investing activities.


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

     The Company and NBR are required to maintain minimum capital ratios defined by various federal government regulatory agencies. The Board of Governors of the Federal Reserve System (the "FRB") and the OCC have each established capital guidelines, which include minimum capital requirements. These regulations impose three sets of standards: "risk-based", "leverage" and "tangible" capital.



                       This page is page 26 of 40 pages.

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

     The following table summarizes the consolidated capital ratios of the Company and the capital ratios of NBR at March 31, 2003 and December 31, 2002.



                                       March 31, 2003                       December 31, 2002
                         --------------------------------------   -----------------------------------
                                          Well-      Minimum                    Well-       Minimum
                              Actual   Capitalized  Requirement      Actual  Capitalized  Requirement
                         --------------------------------------   -----------------------------------
      Company
        Leverage                6.99%        5.00%        4.00%         6.96%      5.00%      4.00%
        Tier 1 risk-based       8.61         6.00         4.00          9.18       6.00       4.00
        Total risk-based       10.13        10.00         8.00         10.72      10.00       8.00

      NBR
        Leverage                7.50%        5.00%        4.00%         7.35%      5.00%      4.00%
        Tier 1 risk-based       9.24         6.00         4.00          9.68       6.00       4.00
        Total risk-based       10.50        10.00         8.00         10.94      10.00       8.00


     In August 2001, the Company announced an additional authorization to repurchase 355,500 of common shares, as adjusted for the three-for-two stock split announced September 20, 2001. To date, 237,003 shares have been repurchased. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions.




                       This page is page 27 of 40 pages.

Trust Preferred Securities

     On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of March 31, 2003, the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities constitutes the trust preferred securities in the Company's financial statements.

     The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the FRB, if then required, the Capital Securities are redeemable prior to the maturity date of February 22, 2031, at the option of the Company; on or after February 22, 2021 at par; or on or after February 22, 2011 at a premium; or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

Certain Important Considerations for Investors

     Merchant Credit Card Processing. The Company's profitability can be negatively impacted should one of the Company's merchant credit card customers be unable to pay on charge-backs from cardholders. Due to contractual obligations between the Company and Visa and Mastercard, NBR stands in the place of the merchant in the event that a merchant refuses, or is unable due to bankruptcy or other reasons, to pay on charge-backs from cardholders. Management has taken certain actions to decrease the risk of merchant bankruptcy associated with its merchant credit card business. These steps include the discontinuance of high-risk accounts. Charge-back exposure can also result from fraudulent credit card transactions initiated by merchant customers. To mitigate merchant fraud risk, the Company employs certain underwriting standards when accepting a new merchant. Further, the Company monitors merchant activity for unusual transactions. In addition, the Company bears the risk of merchant nonpayment of applicable interchange, assessment and other fees. Failure by the merchants to pay such fees may adversely affect the Company's revenues. The Company utilizes ISOs to acquire merchant credit card customers. The Company's ability to maintain and grow net revenue from its merchant credit card processing operation is dependent upon maintaining and growing proprietary accounts.







                       This page is page 28 of 40 pages.

     Merchant credit card processing services are highly regulated by credit card associations such as Visa. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. If the Company fails to comply with these credit card association standards, the Company's status as a member service provider and as a certified processor could be suspended or terminated. During November 1999, Visa adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affected the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average. At December 31, 2002 (the most recent period available from Visa), the Company's overall fraud ratio was less than the Visa requirement. Other Visa changes included the requirement that total processing volume in certain high-risk categories (as defined by Visa) be less than 20% of total processing volume. At March 31, 2003, the Company's total Visa transactions within these certain high-risk categories were 1.70% of its total Visa processing volume. Other changes Visa announced included a requirement that weekly Visa volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital or that aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount. At March 31, 2003, the Company's weekly Visa volume was 55% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 6.39% of tangible equity capital and the aggregate charge-backs for the quarter were .41% of the interchange count and .44% of the interchange amount. Merchant bankcard participants, such as the Company, must comply with these Visa rules by filing a compliance plan with Visa. At March 31, 2003, the Company is in compliance with all rule changes that went into effect on March 31, 2001, based on Visa's acceptance of the Company's compliance plan. Should the Company be unable to comply with these rules, Visa will require collateral of one to four times the shortfall.

     Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At March 31, 2003, approximately 82% of the dollar value of the Company's loans were secured by real estate, of which 50% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located in Northern and Central California. The ability of the Company to continue to originate mortgage, construction and other loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes or floods, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, the long-term impact of the California energy crisis and the decline in the technology sector in Northern California may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral in California, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.


                       This page is page 29 of 40 pages.

     War on Terrorism. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, ongoing acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats, have contributed to the continuing downturn in U.S. economic conditions and have resulted in increased uncertainty regarding the economic outlook. Past experience suggests that shocks to American society of far less severity have resulted in a temporary loss of consumer and business confidence and a reduction in the rate of economic growth. Continued deterioration in either the U.S. or the California economy could adversely affect the Company's financial condition and results of operations.

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

     Government Regulation. The Company and its subsidiaries are subject to extensive federal and state governmental supervision, regulation and control. Future legislation and government policy could adversely affect the financial industry. Although the full impact of such legislation and regulation cannot be predicted, future changes may alter the structure of, and competitive relationship among, financial institutions. The Company's business may be adversely affected by any future changes in laws, regulations, policies or interpretations, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and future acts of terrorism, and the Enron Corporation and WorldCom Inc. bankruptcies and recent reports of accounting irregularities at public companies, including various large and seemingly well-regarded companies. Additionally, the Company's business is affected significantly by the fiscal and monetary policies of the federal government and its agencies, particularly the FRB, which regulates the supply of money and credit in the U.S. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, financial condition and results of operations.


                       This page is page 30 of 40 pages.

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


                       This page is page 31 of 40 pages.

     As of March 31, 2003, other than NBR Real Estate Investment Trust and the REMIC, (discussed elsewhere in this report), we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company's interest bearing liabilities and all of the Company's interest earning assets are located at the Bank (or in its wholly owned subsidiary), all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed al the Bank level. Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate loan portfolio, concentrated primarily within Northern and Central California, is subject to risks associated with the local economy. The Company does not own any trading assets.

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



                       This page is page 32 of 40 pages.

     The following table sets forth, as of March 31, 2003, the distribution of repricing opportunities for the Bank's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.



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
                                             -----------------------------------------------------------------------

                                                                        (Dollars in thousands)
Interest earning assets:
Federal funds sold                              $19,221     $    ---   $    ---    $    ---     $   ---     $19,221
Investment securities                             7,237        6,171     15,778      47,769      15,603      92,558
Mortgage loans held for sale                        322          ---        ---         ---         ---         322
Loans                                           121,169       36,701     40,910     157,146      41,588     397,514
                                             -----------------------------------------------------------------------
   Total interest-earning assets                147,949       42,872     56,688     204,915      57,191     509,615
                                             -----------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts           160,351          ---        ---         ---         ---     160,351
Time deposits                                    72,657       95,817     35,530       8,504         ---     212,508
Trust preferred securities                          ---          ---        ---         ---      10,000      10,000
Short-term borrowings                             4,621          ---        ---         ---         ---       4,621
                                             -----------------------------------------------------------------------
  Total interest-bearing liabilities            237,629       95,817     35,530       8,504      10,000     387,480
                                             -----------------------------------------------------------------------

Interest rate sensitivity gap                  ($89,680)    ($52,945)   $21,158    $196,411     $47,191
                                             ===========================================================
Cumulative interest rate sensitivity gap        (89,680)    (142,625)  (121,467)     74,944     122,135

Interest rate sensitivity gap ratio                0.62       0.45         1.60     24.10         5.72
Cumulative interest rate sensitivity gap ratio     0.62       0.57         0.67      1.20         1.32


     The Bank's gap position is substantially dependent upon the volume of mortgage loans held in the portfolio. These loans generally have maturities greater than five years; however, these loans have a repricing frequency of at least quarterly and therefore are classified in the above table as repricing within three months. Additionally, interest-bearing transaction accounts, which consist of money market and savings deposit accounts, are classified as repricing within three months. Some of these deposits may be repriced at management's option, and therefore a decision not to reprice such deposits could significantly alter the Bank's net interest margin.

     Management expects that, in a declining interest rate environment, the Bank's net interest margin would be expected to decline, and, in an increasing interest rate environment, the Bank's net interest margin would tend to increase. The Bank has experienced greater mortgage lending activity through mortgage refinancings and financing new home purchases as rates declined, and may increase its net interest margins in an increasing rate environment if more traditional commercial bank lending becomes a higher percentage of the overall earning assets mix. There can be no assurance, however, that under such circumstances the Bank will experience the described relationships to declining or increasing interest rates.



                       This page is page 33 of 40 pages.

     On a quarterly basis, the Bank's management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following is a summary of interest rate risk exposure as of March 31, 2003 as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of up to 200 basis points up and 200 basis points down.


         March 31, 2003
         --------------
                                            Change in Annual                          Change in
         Change in Interest Rate            Net Interest Income                 Market Value of Equity
         -----------------------            -------------------                 ----------------------

               +200                              $479,000                         ($12,964,000)
               +100                              $362,000                          ($5,662,000)
               -100                           ($1,594,000)                          $1,387,000
               -200                           ($3,665,000)                          $3,564,000


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


Item 4. Controls and Procedures

     a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of March 31, 2003, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     b) Changes in Internal Controls. Such officers have also concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation and there were no significant deficiencies or material weaknesses, and therefore no corrective actions needed to be taken.



                       This page is page 34 of 40 pages.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits.

          99.1 Certification of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K

          1. Form 8-K filing dated January 7, 2003 reporting under Item 5 thereof, an increase in quarterly cash dividend.

          2. Form 8-K filing dated January 22, 2003 reporting under Item 5 thereof, fourth quarter and full year 2002 results.
















                       This page is page 35 of 40 pages.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             REDWOOD EMPIRE BANCORP
                                  (Registrant)




Date:   5/13/2003            By:  /s/ James E. Beckwith
        ---------                 ----------------------------------
                                  James E. Beckwith
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Chief Operating Officer
                                  (Principal Financial Officer and
                                  Duly Authorized Officer)







                       This page is page 36 of 40 pages.

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



                       This page is page 37 of 40 pages.

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 6, 2003

/s/ Patrick Kilkenny
--------------------------------------------
Patrick Kilkenny, President/CEO









                       This page is page 38 of 40 pages.

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




                       This page is page 39 of 40 pages.

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 6, 2003

/s/ James Beckwith
--------------------------------------------
James Beckwith, EVP/COO/CFO






















                       This page is page 40 of 40 pages.