Form 10-Q
period 2003-06-30
REDWOOD EMPIRE BANCORP
filed 2003-08-13
CIK 840007

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

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act). Yes No X

At August 5, 2003, there were 3,303,016 shares of the Registrant's common stock outstanding.


                        This page is page 1 of 43 pages.

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                                             Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Operations
                  Three and Six Months Ended June 30, 2003 and 2002.............................3

                  Consolidated Balance Sheets
                  June 30, 2003 and December 31, 2002...........................................5

                  Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2003 and 2002.......................................6

                  Notes to Consolidated Financial Statements....................................8


       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.............................14

       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk............................................................37

       Item 4.    Controls and Procedures......................................................40


PART II. OTHER INFORMATION

       Item 4.    Submission of Matters to a Vote of Vote of Security Holders..................41

       Item 6.    Exhibits and Reports on Form 8-K.............................................41


SIGNATURES.....................................................................................43


                        This page is page 2 of 43 pages.

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements

                                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                    (dollars in thousands except per share data)
                                                     (unaudited)

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                        2003        2002        2003         2002
                                                                    --------------------------------------------------
Interest income:
  Interest and fees on loans                                            $6,730      $6,486     $13,136      $12,703
  Interest on investment securities                                        868       1,128       1,991        2,216
  Interest on federal funds sold                                            10         120          23          224
                                                                    --------------------------------------------------
Total interest income                                                    7,608       7,734      15,150       15,143

Interest expense:
  Interest on deposits                                                   1,637       2,132       3,381        4,294
  Interest on other borrowings                                             293         279         561          537
                                                                    --------------------------------------------------
Total interest expense                                                   1,930       2,411       3,942        4,831
                                                                    --------------------------------------------------

Net interest income                                                      5,678       5,323      11,208       10,312
Provision for loan losses                                                  ---         ---         ---          ---
                                                                    --------------------------------------------------

Net interest income after provision for loan losses                      5,678       5,323      11,208       10,312

Noninterest income:
  Service charges on deposit accounts                                      254         308         522          622
  Merchant draft processing, net                                         1,088       1,197       2,217        2,376
  Loan servicing income                                                     43          81          78          135
  Net realized gains on
    investment securities available for sale                                86         ---          86           35
  Other income                                                             178         207         375          443
                                                                    --------------------------------------------------
Total noninterest  income                                                1,649       1,793       3,278        3,611

Noninterest expense:
  Salaries and employee benefits                                         2,258       2,302       4,542        4,348
  Occupancy and equipment expense                                          478         533       1,092        1,057
  Other                                                                  1,165       1,069       2,353        2,237
                                                                    --------------------------------------------------
Total noninterest expense                                                3,901       3,904       7,987        7,642
                                                                    --------------------------------------------------

Income before income taxes                                               3,426       3,212       6,499        6,281
Provision for income taxes                                               1,245       1,187       2,302        2,309
                                                                    --------------------------------------------------


Net income                                                              $2,181      $2,025      $4,197       $3,972
                                                                    ==================================================

Total comprehensive income                                              $2,037      $2,697      $3,945       $4,409
                                                                    ==================================================

                                                     (Continued)









                        This page is page 3 of 43 pages.

                                         REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                          Consolidated Statements of Operations
                                      (dollars in thousands except per share data)
                                                       (unaudited)
                                                       (Continued)


                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                       2003         2002          2003          2002
                                                                  --------------------------------------------------------

Basic earnings per common share:
  Net income                                                                $.43         $.39          $.83          $.76
  Weighted average shares - basic                                      5,084,000    5,237,000     5,081,000     5,243,000

Diluted earnings per common share:
  Net income                                                                $.42         $.37          $.80          $.73
  Weighted average shares - diluted                                    5,216,000    5,426,000     5,239,000     5,436,000

See Notes to Consolidated Financial Statements.



                                                       (Concluded)














                        This page is page 4 of 43 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                        (dollars in thousands)

                                                                         June 30,       December 31,
                                                                           2003             2002
                                                                      ---------------------------------
                                                                        (unaudited)
Assets:
Cash and due from banks                                                      $23,139         $21,837
Federal funds sold                                                             4,600          17,500
                                                                      ---------------------------------
  Cash and cash equivalents                                                   27,739          39,337
Investment securities:
  Held to maturity (fair value of $17,048 and $17,268)                        16,269          16,764
  Available for sale, at fair value (amortized cost of $55,345 and
    $81,092)                                                                  57,151          83,157
                                                                      ---------------------------------
    Total investment securities                                               73,420          99,921

Mortgage loans held for sale                                                     653             ---

Loans:
    Residential real estate mortgage                                         119,619          87,764
    Commercial real estate mortgage                                          173,757         158,018
    Commercial                                                                60,960          62,958
    Real estate construction                                                  47,756          42,749
    Installment and other                                                     13,178          14,260
    Less net deferred loan fees                                                 (207)           (673)
                                                                      ---------------------------------
        Total portfolio loans                                                415,063         365,076
    Less allowance for loan losses                                            (7,492)         (7,400)
                                                                      ---------------------------------
        Net loans                                                            407,571         357,676

Premises and equipment, net                                                    2,876           2,760
Cash surrender value of life insurance                                         3,703           3,620
Other assets and interest receivable                                           9,912           9,867
                                                                      ---------------------------------
     Total assets                                                           $525,874        $513,181
                                                                      =================================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                        $98,853        $103,484
  Interest-bearing transaction accounts                                      158,426         128,292
  Time deposits one hundred thousand and over                                 75,217          69,000
  Other time deposits                                                        134,139         152,317
                                                                      ---------------------------------
    Total deposits                                                           466,635         453,093

Short-term borrowings                                                          4,463          12,356
Trust preferred securities                                                    10,000          10,000
Other liabilities and interest payable                                        14,500           8,925
                                                                      ---------------------------------
     Total liabilities                                                       495,598         484,374

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
      none issued and outstanding                                                ---             ---
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding: 3,410,166 and 3,404,890 shares                  11,130          10,853
  Retained earnings                                                           18,098          16,654
  Accumulated other comprehensive income, net of tax                           1,048           1,300
                                                                      ---------------------------------
     Total shareholders' equity                                               30,276          28,807
                                                                      ---------------------------------
     Total liabilities and shareholders' equity                             $525,874        $513,181
                                                                      =================================

See Notes to Consolidated Financial Statements.

                        This page is page 5 of 43 pages.

                                REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows
                                            (in thousands)
                                              (unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                  2003         2002
                                                                               -------------------------
Cash flows from operating activities:

  Net income                                                                      $4,197      $3,972

Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization, net                                                 299          45
  Loans originated for sale                                                       (2,138)       (608)
  Proceeds from sale of loans held for sale                                        1,480         300
  Net realized gains on securities available for sale                                (86)        (35)
  Net realized (gain) loss on sale of loans held for sale                              5          (5)
  Change in other assets and interest receivable                                    (129)     (1,240)
  Change in other liabilities and interest payable                                 5,575         265
                                                                               -------------------------
  Total adjustments                                                                5,006      (1,278)
                                                                               -------------------------

  Net cash from operating activities                                               9,203       2,694

Cash flows from investing activities:
  Net change in loans                                                            (49,620)     (5,952)
  Purchases of investment securities available for sale                           (3,080)    (24,255)
  Purchases of investment securities held to maturity                             (1,684)       (358)
  Proceeds from sales of investment securities available for sale                  9,812       5,079
  Maturities of investment securities available for sale                          18,956       8,101
  Maturities or calls of investment securities held to maturity                    2,124       1,561
  Purchases of premises and equipment, net                                          (482)       (685)
                                                                               -------------------------
    Net cash from investing activities                                           (23,974)    (16,509)

Cash flows from financing activities:
  Net change in noninterest bearing demand deposits                               (4,631)     19,609
  Net change in interest bearing transaction accounts                             30,134      (1,437)
  Net change in time deposits                                                    (11,961)     29,567
  Net change in short-term borrowings                                             (7,893)      1,953
  Repurchases of common stock                                                     (1,322)     (1,146)
  Issuance of common stock                                                           541         ---
  Cash dividends paid                                                             (1,695)     (1,403)
                                                                               -------------------------
    Net cash from financing activities                                             3,173      47,143
                                                                               -------------------------

Net change in cash and cash equivalents                                          (11,598)     33,328
Cash and cash equivalents at beginning of period                                  39,337      24,249
                                                                               -------------------------

Cash and cash equivalents at end of period                                       $27,739     $57,577
                                                                               =========================

                                              (Continued)





                        This page is page 6 of 43 pages.

                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (unaudited)
                                             (Continued)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                   2003        2002
                                                                              ------------------------

Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                                 $3,893      $4,701
  Income taxes                                                                      1,790       2,393






See Notes to Consolidated Financial Statements.


                                             (Concluded)















                        This page is page 7 of 43 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Redwood Empire Bancorp's 2002 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company"), and its wholly owned subsidiaries, National Bank of the Redwoods and Redwood Statutory Trust I ("RSTI"). In 2002, National Bank of the Redwoods (and with its subsidiary, "NBR") formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending. All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2003 and cash flows for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

         On July 16, 2003, the Company announced a three-for-two stock split of its outstanding shares of common stock payable on August 13, 2003 to common shareholders of record on July 28, 2003. Earnings per share information for all periods presented give effect to the stock split.


                        This page is page 8 of 43 pages.

3.       Stock-Based Compensation

         Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income using earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.


                                                            Three months ended                     Six months ended
                                                   June 30, 2003     June 30, 2002        June 30, 2003     June 30, 2002
                                               ------------------------------------   ------------------------------------
                                                             (dollars in thousands, except per share data)

 Net income as reported                                   $2,181            $2,025               $4,197            $3,972
 Deduct: Stock-based compensation expense
   determined under fair value based method                 (20)              (39)                 (39)              (76)
                                               ------------------------------------   ------------------------------------
 Pro forma net income                                     $2,161            $1,986               $4,158            $3,896
                                               ====================================   ====================================

 Basic earnings per share as reported                       $.43              $.39                 $.83              $.76
 Pro forma basic earnings per share                          .43               .38                  .82               .74

 Diluted earnings per share as reported                     $.42              $.37                 $.80              $.73
 Pro forma diluted earnings per share                        .41               .37                  .79               .72


         Pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.


                                                            Three months ended                     Six months ended
                                                   June 30, 2003     June 30, 2002        June 30, 2003     June 30, 2002
                                               ------------------------------------   ------------------------------------
 Risk-free interest rate                                   3.53%             5.41%                3.53%             5.41%
 Expected option life in years                                10                10                   10                10
 Expected stock price volatility                          31.71%            33.12%               31.81%            33.12%
 Dividend yield                                             3.5%              2.8%                 3.2%              2.1%








                        This page is page 9 of 43 pages.

         The following table reflects the Company's earnings per share data.


                                                                    Three Months Ended
                                                                         June 30,
                                                           2003                           2002
                                                ----------------------------   ----------------------------
                                                    Basic        Diluted            Basic       Diluted
                                                ----------------------------   ----------------------------
                                                          (in thousands, except per share data)
 Earnings per common share:

 Net income                                            $2,181        $2,181            $2,025       $2,025
 Earnings per share                                       .43           .42               .39          .37

 Weighted average common shares outstanding         5,084,000     5,216,000(1)      5,237,000    5,426,000(1)


1) The weighted average common shares outstanding include the dilutive effects of common stock options of 132,000 and 189,000 for the three months ended June 30, 2003 and June 30, 2002, as adjusted for the three-for-two stock split announced July 16, 2003.


                                                                     Six Months Ended
                                                                         June 30,
                                                           2003                           2002
                                                ----------------------------   ----------------------------
                                                    Basic        Diluted            Basic       Diluted
                                                ----------------------------   ----------------------------
                                                          (in thousands, except per share data)
 Earnings per common share:

 Net income                                            $4,197        $4,197            $3,972       $3,972
 Earnings per share                                       .83           .80               .76          .73

 Weighted average common shares outstanding         5,081,000     5,239,000(1)      5,243,000    5,436,000(1)


1) The weighted average common shares outstanding include the dilutive effects of common stock options of 158,000 and 193,000 for the six months ended June 30, 2003 and June 30, 2002, as adjusted for the three-for-two stock split announced July 16, 2003.


4.       Comprehensive Income


         The Company's total comprehensive earnings presentation is as follows:


                                        Three Months Ended        Six Months Ended
                                             June 30,                 June 30,
                                          2003       2002          2003       2002
                                      ------------------------ ------------------------
                                                       (in thousands)

Net income as reported                     $2,181      $2,025      $4,197      $3,972
Other comprehensive income (net of
tax):
  Change in unrealized holding gain
     on available for sale securities         (94)        672        (202)        459
  Reclassification adjustment                 (50)        ---         (50)        (22)
                                      ------------------------ ------------------------
Total comprehensive income                 $2,037      $2,697      $3,945      $4,409
                                      ======================== ========================


                       This page is page 10 of 43 pages.

5. Subsequent Events - Common Stock Cash Dividend, Three-for-Two Common Stock Split, Trust Preferred Financing and Share Repurchase Authorization

         On July 2, 2003, the Board of Directors declared a quarterly cash dividend of 25 cents per share on the Company's Common Stock. The dividend was paid on July 28, 2003 to shareholders of record on July 14, 2003.

         On July 16, 2003, the Company announced the declaration of a three-for-two stock split of its outstanding shares of common stock. The stock split is in the form of a stock dividend and entitles each stockholder of record at the close of business on July 28, 2003 three shares for every two shares of Redwood Empire Bancorp common stock held on that date. The Company will pay cash in lieu of fractional shares. The stock dividend will be paid on August 13, 2003.

         On July 24, 2003, the Company announced the completion of an additional $10,000,000 trust preferred securities financing. The financing, which is due in 30 years, currently qualifies for Tier II regulatory capital treatment, bears an interest rate of 6.35% for five years and then resets to the three month LIBOR plus 3.1% for the next 25 years. Debt issuance costs amounted to approximately $215,000 and will be amortized over the life of the offering. The funds will be used for stock repurchases and other corporate purposes.

         On August 1, 2003, the Company announced the authorization to repurchase an additional 331,000 common shares, as adjusted for the three-for-two stock split announced July 16, 2003, which represented approximately 10% of the shares outstanding at that time. The repurchases will be made by the Company from time to time in the open market, as conditions allow.


6.       Business Segments

         The Company operates in two principal business segments: core community banking and merchant card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with all treasury and depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 35,000 merchants throughout the United States.

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



                       This page is page 11 of 43 pages.

third parties. The provision for credit losses is allocated based on the required reserves and the net charge-offs for each respective segment. The Company allocates depreciation expense without allocating the related depreciable asset to that segment.

Summary financial data by business segment for the indicated periods is as follows:

                                                               For the quarter ended June 30, 2003
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)
Total interest income                                            $7,608          $    ---        $7,608
Total interest expense                                            1,913                17         1,930
Interest income/(expense) allocation                               (245)              245           ---
                                                          -----------------------------------------------
Net interest income                                               5,450               228         5,678
Provision for loan losses                                           ---               ---           ---
Total other operating income                                        561             1,088         1,649
Total other operating expense                                     3,190               711         3,901
                                                          -----------------------------------------------
Income before income taxes                                        2,821               605         3,426
Provision for income taxes                                        1,026               219         1,245
                                                          -----------------------------------------------
Net income                                                       $1,795              $386        $2,181
                                                          ===============================================
Total Average Assets                                           $485,739           $37,032      $522,771
                                                          ===============================================

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
                                                          ===============================================

                                                              For the six months ended June 30, 2003
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)
Total interest income                                           $15,150          $    ---       $15,150
Total interest expense                                            3,920                22         3,942
Interest income/(expense) allocation                               (415)              415           ---
                                                          -----------------------------------------------
Net interest income                                              10,815               393        11,208
Provision for loan losses                                           ---               ---           ---
Total other operating income                                      1,061             2,217         3,278
Total other operating expense                                     6,585             1,402         7,987
                                                          -----------------------------------------------
Income before income taxes                                        5,291             1,208         6,499
Provision for income taxes                                        1,876               426         2,302
                                                          -----------------------------------------------
Net income                                                       $3,415              $782        $4,197
                                                          ===============================================
Total Average Assets                                           $485,315           $31,416      $516,731
                                                          ===============================================

                        This page is page 12 of 43 pages.

                                                             For the six months ended June 30, 2002
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)

Total interest income                                           $15,143          $    ---       $15,143
Total interest expense                                            4,813                18         4,831
Interest income/(expense) allocation                               (332)              332           ---
                                                          -----------------------------------------------
Net interest income                                               9,998               314        10,312
Provision for loan losses                                           ---               ---           ---
Total other operating income                                      1,235             2,376         3,611
Total other operating expense                                     6,349             1,293         7,642
                                                          -----------------------------------------------
Income before income taxes                                        4,884             1,397         6,281
Provision for income taxes                                        1,797               512         2,309
                                                          -----------------------------------------------
Net income                                                       $3,087              $885        $3,972
                                                          ===============================================

Total Average Assets                                           $449,566           $27,310      $476,876
                                                          ===============================================



7.           Common Stock Repurchases

         The Company has announced authorizations to repurchase up to 533,250 common shares, as adjusted for the three-for-two stock splits announced September 20, 2001 and July 16, 2003. To date, 355,505 shares have been repurchased, as adjusted for the three-for-two stock splits announced September 20, 2001 and July 16, 2003. In the quarter ended June 30, 2003, the Company did not purchase any shares under the program. For the six months ended June 30, 2003, the Company has purchased 69,551 shares at a cost of $19.01, as adjusted for the three-for-two stock split announced July 16, 2003. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions.



8.       New Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") recently issued two new accounting standards, Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", both of which generally become effective in the quarter beginning July 1, 2003. Management has determined that the adoption of these standards will not have a material impact on the Company's operating results or financial condition. However, the Federal Reserve is reviewing the regulatory capital implications of the requirements to report trust preferred securities with liabilities.



                       This page is page 13 of 43 pages.

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

    o    Changes in the securities markets.

    o A continuing decline in the health of the Northern California economy, including the



                       This page is page 14 of 43 pages.

         long-term impact of the California energy crisis, the decline in the technology sector and any negative effect of the State of California substantial budget deficit.

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

         The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2002 to June 30, 2003. Significant changes and trends in the Company's results of operations for the three and six months ended June 30, 2003, compared to the same period in 2002, are also discussed.


Summary of Financial Results

         The Company reported net income of $2,181,000 ($.42 per diluted share) for the three months ended June 30, 2003 as compared to $2,025,000 ($.37 per diluted share) for the same period in 2002, an increase of $156,000 in net income or 8%. This increase is due to an increase of $355,000 in net interest income, partially offset by a decrease of $144,000 in other noninterest income.

         Net income for the six months ended June 30, 2003 was $4,197,000 ($.80 per diluted share), as compared to $3,972,000 ($.73 per diluted share) for the same period in 2002, and increase of $225,000 or 6%. This increase is due to an increase of $896,000 in net interest income, partially offset by a decrease of $333,000 in noninterest income and an increase of $345,000 in noninterest expense.

         On July 16, 2003, the Company announced a three-for-two stock split of its outstanding shares of common stock payable on August 13, 2003 to common shareholders of record on July 28, 2003. Earnings per share information for all periods presented give effect to the stock split.

Net Interest Income

         Net interest income increased from $5,323,000 in the second quarter of 2002 to



                       This page is page 15 of 43 pages.

$5,678,000 in the second quarter of 2003, which represents an increase of $355,000 or 7%. The increase in net interest income was driven by a significant increase in average earning assets of $39,422,000 from $453,927,000 for the quarter ended June 30, 2002 to $493,349,000 for the quarter ended June 30, 2003. The largest component of the increase in earning assets was growth in the Company's loan portfolio. Average portfolio loans increased $56,474,000 or 16%, when compared to the same quarter in 2002. The Company continues to focus on growth in the overall loan portfolio, and in particular the commercial real estate portfolio, through marketing efforts and a general expansion of businesses within the Company's market area. Average commercial real estate loans increased $34,314,000 or 26%, average real estate mortgage loans increased $22,978,000 or 25% and average installment and other loans increased $1,439,000 or 10%, offset by a decline of $10,192,000, or 14% in average commercial loans for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

         Net interest income for the six months ended June 30, 2003 was $11,208,000, which represents an increase of $896,000 when compared to the same period one year ago. The increase in net interest income was driven by an increase in average earning assets of $41,469,000 from $447,790,000 at June 30, 2002 to $489,259,000 at June 30, 2003. For the six months ended June 30, 2003, average portfolio loans increased $44,664,000 or 13%, when compared to the same period in 2002.

         For the three months ended June 30, 2003, net interest margin decreased to 4.62% from 4.70% for the same period one year ago. For the six months ended June 30, 2003, net interest margin decreased slightly to 4.62% from 4.64% one year ago. Yield on earning assets decreased to 6.19% for the three months ended June 30, 2003 from 6.83% for the same period one year ago. For the six months ended June 30, 2003, yield on earning assets decreased to 6.24% from 6.82% for the same period one year ago. The decrease in the yield on earning assets for the three and six month periods during 2003 is due to a decline in the general interest rate environment. Yield paid on interest bearing liabilities decreased to 2.02% for the three month period ended June 30, 2003 from 2.78% for the same period one year ago. For the six month period ended June 30, 2003, yield paid on interest bearing liabilities decreased to 2.05% from 2.82% for the three months ending June 30, 2002.


                       This page is page 16 of 43 pages.

         The following is an analysis of the Company's net interest margin for the indicated periods:

                                               Three months ended                    Three months ended
                                                 June 30, 2003                         June 30, 2002
                                      -------------------------------------  -----------------------------------

                                        Average                   %            Average                  %
(dollars in thousands)                  Balance    Interest   Yield/Rate       Balance   Interest  Yield/Rate
                                      -------------------------------------  -----------------------------------

Real estate-mortgage loans               $116,085    $1,811         6.26%        $93,107   $1,673         7.21%
Real estate-commercial loans              165,627     2,934         7.11         131,313    2,542         7.76
Commercial loans                           60,128       919         6.13          70,320    1,204         6.87
Real estate construction loans             51,064       901         7.08          43,499      902         8.32
Installment and other                      15,182       163         4.31          13,743      163         4.76
Deferred loan fees                           (289)      ---          ---            (659)     ---          ---
                                      -----------------------                ----------------------
  Portfolio loans                         407,797     6,728         6.62         351,323    6,484         7.40

Mortgage loans held for sale                  296         3         4.07             147        2         5.46
Investments                                82,136       867         4.23          76,050    1,128         5.95
Federal funds sold                          3,120        10         1.29          26,407      120         1.82
                                      -----------------------                ----------------------
  Total earning assets (1)               $493,349     7,608         6.19        $453,927    7,734         6.83
                                      =============                          ============

Interest bearing transaction
accounts                                 $152,770       358         0.94        $122,311      446         1.46
Time deposits                             211,463     1,279         2.43         211,333    1,686         3.20
Other borrowings                           18,540       293         6.34          13,960      279         8.02
                                      -----------------------                ----------------------
   Total interest-bearing liabilities    $382,773     1,930         2.02%       $347,604    2,411         2.78%
                                      =============                          ============

                                                  -----------                           -----------
Net interest income                                  $5,678                                $5,323
                                                  ===========                           ===========
Net interest income to
  earning assets                                                    4.62%                                 4.70%






                       This page is page 17 of 43 pages.

                                           Six months ended                       Six months ended
                                            June 30, 2003                          June 30, 2002
                                 -------------------------------------  -------------------------------------

                                   Average                   %             Average                   %
(dollars in thousands)             Balance   Interest   Yield/Rate         Balance    Interest  Yield/Rate
                                 -------------------------------------  -------------------------------------

Real estate-mortgage loans          $107,177    $3,430        6.45%            $95,087   $3,382        7.17%
Real estate-commercial loans         162,779     5,790        7.17             127,225    4,835        7.66
Commercial loans                      61,132     1,875        6.19              69,838    2,402        6.94
Real estate construction loans        47,853     1,708        7.20              44,547    1,765        7.99
Installment and other                 15,928       326        4.13              13,683      316        4.66
Deferred loan fees                      (416)      ---      ---                   (591)     ---      ---
                                 ----------------------                 ------------------------
  Portfolio loans                    394,453    13,129        6.71             349,789   12,700        7.32

Mortgage loans held for sale             258         7        5.47                  91        3        6.65
Investments                           90,890     1,991        4.42              72,523    2,216        6.16
Federal funds sold                     3,658        23        1.27              25,387      224        1.78
                                 ----------------------                 ------------------------
  Total earning assets (1)          $489,259    15,150        6.24            $447,790   15,143        6.82
                                 =============                          ===============

Interest bearing transaction
  accounts                          $145,292       662        0.92            $123,343      868        1.42
Time deposits                        214,268     2,719        2.56             207,837    3,426        3.32
Other borrowings                      18,075       561        6.26              14,064      537        7.70
                                 ----------------------                 ------------------------
   Total interest-bearing
     liabilities                    $377,635     3,942        2.11%           $345,244    4,831        2.82%
                                 =============                          ===============

                                             ----------                               ----------
Net interest income                            $11,208                                  $10,312
                                             ==========                               ==========
Net interest income to
  earning assets                                              4.62%                                    4.64%

(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).





                       This page is page 18 of 43 pages.

         The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2003 and 2002. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.


                                                             Three months ended
                                                        June 30, 2003 compared to the
                                                       three months ended June 30, 2002
                                                  ------------------------------------------
                                                      Volume         Rate         Total
                                                  ------------------------------------------
                                                                (in thousands)
Increase/(decrease) in interest income:
  Real estate-mortgage loans                             $377          ($239)        $138
  Real estate-commercial loans                            622           (230)         392
  Commercial loans                                       (164)          (121)        (285)
  Real estate construction loans                          144           (145)          (1)
  Installment and other                                    16            (16)         ---
  Mortgage loans held for sale                              2             (1)           1
  Investments                                              85           (346)        (261)
  Federal funds sold                                      (82)           (28)        (110)
                                                  ------------------------------------------
Total increase/(decrease)                               1,000         (1,126)        (126)
                                                  ------------------------------------------

Increase/(decrease) in interest expense:
  Interest-bearing transaction accounts                    95           (183)         (88)
  Time deposits                                             1           (408)        (407)
  Other borrowings                                         80            (66)          14
                                                  ------------------------------------------
Total increase/(decrease)                                 176           (657)        (481)
                                                  ------------------------------------------

Increase/(decrease) in net interest income               $824          ($469)        $355
                                                  ==========================================

                                                               Six months ended
                                                        June 30, 2003 compared to the
                                                        six months ended June 30, 2002
                                                   -----------------------------------------
                                                       Volume        Rate         Total
                                                   -----------------------------------------
                                                                (in thousands)
Increase/(decrease) in interest income:
  Real estate-mortgage loans                               $406         ($358)        $48
  Real estate-commercial loans                            1,281          (326)        955
  Commercial loans                                         (282)         (245)       (527)
  Real estate construction loans                            125          (182)        (57)
  Installment and other                                      48           (38)         10
  Mortgage loans held for sale                                5            (1)          4
  Investments                                               486          (711)       (225)
  Federal funds sold                                       (150)          (51)       (201)
                                                   -----------------------------------------
Total increase/(decrease)                                 1,919        (1,912)          7
                                                   -----------------------------------------

Increase/ (decrease) in interest expense:
  Interest-bearing transaction accounts                     136          (342)       (206)
  Time deposits                                             103          (810)       (707)
  Other borrowings                                          136          (112)         24
                                                   -----------------------------------------
Total increase/ (decrease)                                  375        (1,264)       (889)
                                                   -----------------------------------------

Increase/(decrease) in net interest income               $1,544         ($648)       $896
                                                   =========================================



                       This page is page 19 of 43 pages.

Provision for Loan Losses

         Due to the absence of significant net loan charge-offs, little change in loan portfolio asset quality and the balance in the allowance for loan losses, there was no provision for loan losses for the three and six months ended June 30, 2003 and 2002. For further information, see "Allowance for Loan Losses" and "Nonperforming Assets" in this section.

Noninterest Income and Expense

Noninterest Income

         The following table sets forth the components of the Company's noninterest income for the three and six months ended June 30, 2003, as compared to the same period in 2002.


                                                                 Three Months Ended
                                                                      June 30,               $         %
                                                            ---------------------------
                                                                2003          2002        Change     Change
                                                            --------------------------- ----------------------
                                                              (dollars in thousands)

Service charges on deposit accounts                                  $254         $308        ($54)      (18)%
Merchant draft processing, net                                      1,088        1,197        (109)       (9)
Loan servicing income                                                  43           81         (38)      (47)
Net realized gains on investment securities available
for sale                                                               86          ---          86       ---
Other income                                                          178          207         (29)      (14)
                                                            ----------------------------------------
Total noninterest income                                           $1,649       $1,793       ($144)       (8)%
                                                            =========================== ============


         Noninterest income decreased $144,000, or 8%, to $1,649,000 for the three months ended June 30, 2003 when compared to $1,793,000 for the same period in 2002. During this period, such decrease was primarily due to a decrease of $109,000 in merchant card net revenue, a $54,000 decrease in service charges on deposit accounts and a decrease in loan servicing income of $38,000, all partially offset by an increase in net realized gains on investment securities available for sale of $86,000. The decrease in merchant card net revenue is due to a decrease in processing revenue and the decrease in loan servicing income is due to a decline in loans serviced by the Company. The decrease in service charges on deposit accounts is due to a decline in the fees charged customers for certain products and services. The net realized gains on investment securities available for sale increased due to the sale of $9,812,000 in mortgage-backed securities in the second quarter. Such securities were sold to facilitate liquidity needs.









                       This page is page 20 of 43 pages.

                                                                 Six Months Ended
                                                                     June 30,              $         %
                                                            ---------------------------
                                                                2003         2002       Change     Change
                                                            ------------------------------------------------
                                                              (dollars in thousands)

Service charges on deposit accounts                                 $522          $622    ($100)       (16)%
Merchant draft processing, net                                     2,217         2,376     (159)        (7)
Loan servicing income                                                 78           135      (57)       (42)
Net realized gains on investment securities available
for sale                                                              86            35       51        146
Other income                                                         375           443      (68)       (15)
                                                            --------------------------------------
Total noninterest income                                          $3,278        $3,611    ($333)        (9)%
                                                            ======================================

         Noninterest income decreased $333,000 or 9% to $3,278,000 for the six months ended June 30, 2003 when compared to $3,611,000 for the same period in 2002. During this period, such decrease was primarily due to a decrease of $159,000 in merchant card net revenue, a decrease in service charges on deposit accounts of $100,000, a decrease in loan servicing income of $57,000 and an increase of $51,000 in net realized gains on investment securities available for sale, as discussed above.

Noninterest Expense

         The following table sets forth the components of the Company's noninterest expense during the three and six months ended June 30, 2003, as compared to the same period in 2002.



                                          Three Months Ended
                                               June 30,              $           %
                                      ---------------------------
                                          2003          2002       Change      Change
                                      ------------- --------------------------------------
                                        (dollars in thousands)

Salaries and employee benefits              $2,258        $2,302      ($44)       (2)%
Occupancy and equipment expense                478           533       (55)      (10)
Other                                        1,165         1,069        96         9
                                      --------------------------------------
Total noninterest expense                   $3,901        $3,904       ($3)       (0)%
                                      ============= ========================


         Noninterest expense decreased by $3,000, or .08%, to $3,901,000 during the second quarter of 2003 as compared to $3,904,000 for the second quarter of 2002. The decrease in noninterest expense for the three-month period ended June 30, 2003, as compared to the same period ended June 30, 2002, is primarily attributable to a decrease in salaries and employee benefits of $44,000 and a decrease in occupancy and equipment expense of $55,000, offset by an increase in other expense of $96,000. The decrease in salaries and employee benefits was primarily due to a decrease of $24,000 in commission expense. The decrease in occupancy and equipment expense was due to the February 2003 move of the Company's operations center. Such move resulted in a decrease in the Company's monthly rent expense by approximately $11,000. The increase in other expense is primarily due to an increase in consulting related expenses.



                       This page is page 21 of 43 pages.

                                         Six Months Ended
                                              June 30,             $         %
                                      ------------------------
                                         2003        2002        Change    Change
                                      ------------------------ ---------------------
                                      (dollars in thousands)

Salaries and employee benefits             $4,542      $4,348        $194         4%
Occupancy and equipment expense             1,092       1,057          35         3
Other                                       2,353       2,237         116         5
                                      ------------- ---------- -----------
Total noninterest expense                  $7,987      $7,642        $345         5%
                                      ============= ========== ===========


         Noninterest expense increased by $345,000 or 5%, to $7,987,000 during the six months ended June 30, 2003 as compared to $7,642,000 for the same period one year ago. The increase in noninterest expense was due to an increase in salaries and employee benefits of $194,000, an increase in occupancy and equipment expense of $35,000 and an increase in other expense of $116,000. The increase in salaries and employee benefits is due to a build-up in sales development personnel. Occupancy and equipment expense increased during 2003 as a result of the one-time costs associated with the move of the Company's operations center. Other expense increased due to normal corporate activities.

Income Taxes

         The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 36.3% and 35.4% for the three and six months ended June 30, 2003, as compared to 37.0% and 36.8% for the same periods in 2002. The primary reason for the Company's effective tax rate being significantly lower than the statutory rate of 41% is due to the January 15, 2002 formation of NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending.

Business Segments

         The Company operates in two principal product and service lines: core community banking and merchant credit card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with treasury and depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 35,000 merchants throughout the United States.


                       This page is page 22 of 43 pages.

         Summary financial data by business segment for the indicated periods is as follows:

                                                               For the quarter ended June 30, 2003
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)
Total interest income                                            $7,608           $   ---        $7,608
Total interest expense                                            1,913                17         1,930
Interest income/(expense) allocation                               (245)              245           ---
                                                          -----------------------------------------------
Net interest income                                               5,450               228         5,678
Provision for loan losses                                           ---               ---           ---
Total other operating income                                        561             1,088         1,649
Total other operating expense                                     3,190               711         3,901
                                                          -----------------------------------------------
Income before income taxes                                        2,821               605         3,426
Provision for income taxes                                        1,026               219         1,245
                                                          -----------------------------------------------
Net income                                                       $1,795              $386        $2,181
                                                          ===============================================

Total Average Assets                                           $485,739           $37,032      $522,771
                                                          ===============================================

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
                                                          ===============================================

                                                              For the six months ended June 30, 2003
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)
Total interest income                                           $15,150           $   ---       $15,150
Total interest expense                                            3,920                22         3,942
Interest income/(expense) allocation                               (415)              415           ---
                                                          -----------------------------------------------
Net interest income                                              10,815               393        11,208
Provision for loan losses                                           ---               ---           ---
Total other operating income                                      1,061             2,217         3,278
Total other operating expense                                     6,585             1,402         7,987
                                                          -----------------------------------------------
Income before income taxes                                        5,291             1,208         6,499
Provision for income taxes                                        1,876               426         2,302
                                                          -----------------------------------------------
Net income                                                       $3,415              $782        $4,197
                                                          ===============================================

Total Average Assets                                           $485,315           $31,416      $516,731
                                                          ===============================================

                       This page is page 23 of 43 pages.

                                                              For the six months ended June 30, 2002
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)

Total interest income                                           $15,143           $   ---       $15,143
Total interest expense                                            4,813                18         4,831
Interest income/(expense) allocation                               (332)              332           ---
                                                          -----------------------------------------------
Net interest income                                               9,998               314        10,312
Provision for loan losses                                           ---               ---           ---
Total other operating income                                      1,235             2,376         3,611
Total other operating expense                                     6,349             1,293         7,642
                                                          -----------------------------------------------
Income before income taxes                                        4,884             1,397         6,281
Provision for income taxes                                        1,797               512         2,309
                                                          -----------------------------------------------
Net income                                                       $3,087              $885        $3,972
                                                          ===============================================

Total Average Assets                                           $449,566           $27,310      $476,876
                                                          ===============================================


         Community Banking

         The Community Banking segment's income before income tax increased for the three and six months ended June 30, 2003 when compared to the same periods in 2002. The increase was primarily due to an increase in net interest income. Net interest income increased $287,000 and $817,000 for the three and six months ended June 30, 2003, principally due to an increase in earning assets. The Company increased its loan portfolio during the first six months of 2003 through marketing efforts. For the six months ended June 30, 2003, total average portfolio loans were $394,453,000, up 13% from $349,789,000 for the six months ended June 30, 2002.

         Merchant Card Services

         The Company's merchant credit card segment earned $386,000 and $782,000 for the three and six months ended June 30, 2003 compared to $450,000 and $885,000 for the same period in 2002. The decrease in the unit's net income for the three and six months ended June 30, 2003 is primarily due to a decrease in merchant processing revenue and an increase in salaries and benefits expenses. The increase in the unit's salaries and employee benefits expense is due to a build-up in sales development personnel. The merchant credit card segment's net income comprised approximately 18% and 19% of the Company's consolidated net income for the three and six months ended June 30, 2003 as compared to 22% for the same periods one year ago.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant refuses or is unable to pay on charge-backs from cardholders. Charge-back exposure can also result from fraudulent credit card transactions initiated by merchant customers. As a result, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-backs. Such reserve, which totaled $1,314,000 and $1,251,000 as of June 30, 2003 and 2002, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management's evaluation regarding merchant and ISO (Independent Sales Organization) risk. The Company utilizes the services of ISOs to acquire merchants as



                       This page is page 24 of 43 pages.

customers. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $103,000 and $148,000 for the three and six months ended June 30, 2003, as compared to $49,000 and $108,000 for the three and six months ended June 30, 2002. For further discussion, see "Certain Important Considerations for Investors" in this section.

         The following table summarizes the Company's merchant card allowance for charge-back losses for the periods indicated:



                           Three months ended         Six months ended
                                June 30,                  June 30,
                            2003        2002          2003        2002
                        ---------------------------------------------------
                                          (in thousands)

Beginning allowance          $1,263      $1,233        $1,261      $1,212
Provision for losses            103          49           148         108
Recoveries                        0           3             3          11
Charge-offs                     (52)        (34)          (98)        (80)
                        ------------------------- -------------------------
Ending allowance             $1,314      $1,251        $1,314      $1,251
                        ========================= =========================


Investment Securities

         Total investment securities decreased to $73,420,000, as of June 30, 2003, compared to $99,921,000 as of December 31, 2002. The decrease in the investment securities portfolio from December 31, 2002 was primarily due to prepayments of the Company's mortgage backed securities portfolio and the second quarter sale of mortgage backed securities of $9,812,000. Such mortgage-backed securities portfolio amounted to $79,794,000 as of December 31, 2002 as compared to $55,652,000 as of June 30, 2003. The average federal funds sold balance for the six months ended June 30, 2003 of $3,658,000 was substantially lower than $25,387,000 for the six months ended June 30, 2002. This decrease was due to the Company's increased focus on greater growth in the Company's loan portfolio.

Loans

         Total loans increased to $415,716,000 at June 30, 2003 compared to $365,076,000 at December 31, 2002. The Company continues to focus on growth in the overall loan portfolio through marketing efforts and a general expansion of businesses within the Company's market area. Commercial real estate loans increased $15,739,000 to $173,757,000, at June 30, 2003, compared to
$158,018,000 at December 31, 2002. Residential real estate mortgage loans also increased $31,855,000 to $119,619,000 at June 30, 2003, compared to $87,764,000 at December 31, 2002.


                       This page is page 25 of 43 pages.

         The following table summarizes the composition of the loan portfolio at June 30, 2003 and December 31, 2002:



                                      June 30, 2003                December 31, 2002
                               ----------------------------   ----------------------------
                                     Amount          %             Amount          %
                               ----------------------------   ----------------------------
                                                 (dollars in thousands)
 Residential real estate
   mortgage                          $119,619        29%             $87,764        24%
 Commercial real estate
   mortgage                           173,757        41              158,018        43
 Commercial                            60,960        15               62,958        17
 Real estate construction              47,756        12               42,749        12
 Installment and other                 13,178         3               14,260         4
 Less net deferred loan fees             (207)      ---                 (673)      ---
                               ----------------------------   ----------------------------
     Total portfolio loans            415,063       100%             365,076       100%
                                               ===========                   ============
 Less allowance for loan
   losses                              (7,492)                        (7,400)
                               -----------------             -----------------
     Net loans                       $407,571                       $357,676
                               =================             =================


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


                       This page is page 26 of 43 pages.

         The following table summarizes changes in the Company's allowance for loan losses for the indicated periods:




                                                Three months ended                 Six months ended
                                                     June 30,                           June 30
                                          --------------------------------   ------------------------------
                                               2003            2002               2003           2002
                                          --------------------------------   ------------------------------
                                                               (dollars in thousands)


Beginning allowance for loan losses            $7,355          $7,549            $7,400         $7,580
Provision for loan losses                         ---             ---               ---            ---
Charge-offs                                       ---             ---               (79)           (45)
Recoveries                                        137              37               171             51
                                          --------------------------------   ------------------------------
Ending allowance for loan losses               $7,492          $7,586            $7,492         $7,586
                                          ================================   ==============================


Net recoveries to average
   loans (annualized)                               0.13%           0.04%             0.05%          0.01%


         The allowance for loan losses as a percentage of total loans decreased from 2.03%, at December 31, 2002, to 1.81% at June 30, 2003. The growth in the Company's loan portfolio resulted primarily from commercial real estate loans and residential real estate loans that generally bear a lower credit risk than construction or commercial loans. Accordingly, under the Company's loan loss reserve methodology, such loans generally receive a lower loan loss reserve allocation as compared to commercial or construction loans.


Nonperforming Assets

         The following table summarizes the Company's nonperforming assets at the dates indicated:


                                                       June 30,        December 31,
                                                         2003              2002
                                                    ----------------  ---------------
                                                         (dollars in thousands)
Nonaccrual loans                                             $2,839           $2,516
Accruing loans past due 90 days or more                         ---                6
Restructured loans                                              269              272
                                                    ----------------  ---------------
Total nonperforming loans                                     3,108            2,794
Other real estate owned                                         ---              ---
                                                    ----------------  ---------------
Total nonperforming assets                                   $3,108           $2,794
                                                    ================  ===============


Nonperforming assets to total assets                          0.59%            0.54%







                       This page is page 27 of 43 pages.

         Nonperforming assets have increased from $2,794,000 or .54% of total assets, as of December 31, 2002, to $3,108,000 or .59% of total assets as of June 30, 2003. The increase was primarily attributable to an increase of $323,000 in nonaccrual loans during this period.

         At June 30, 2003, nonperforming loans consisted of loans to 13 borrowers, 9 of which have balances in excess of $100,000. The two largest have recorded balances of $1,283,000 and $360,000. Both loans are secured by industrial equipment or various other business assets. Based on information currently available, management believes that adequate allocations are included in the allowance for loan losses to cover the estimated loss exposure that may result from these loans.

         At June 30, 2003, the Company did not have any properties classified as other real estate owned.

         Although the volume of nonperforming assets will depend in part on the future economic environment, there are four loan relationships which total approximately $4,200,000 as of June 30, 2003, compared to eight loan relationships totaling approximately $1,244,000 at December 31, 2002, about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms. These loans may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

         At June 30, 2003, the Company's total recorded investment in impaired loans (as defined by SFAS No. 114 and No. 118) was $3,108,000, of which $2,839,000 relates to the recorded investment in loans for which there is a related allowance for loan losses allocation of $1,097,000. The remaining $269,000 in impaired loans did not require a specific allowance for loan losses allocation.

         The Company's average recorded investment in impaired loans during the six months ended June 30, 2003 and 2002 was $3,295,000 and $2,056,000. The
increase of $1,239,000 in the average recorded investment in impaired loans during the six months ending June 30, 2003 compared to the same period one year ago was primarily due to the increase in nonperforming loans. There was $0 and $22,000 interest income recognized during the periods that such loans were impaired for the three and six months ended June 30, 2003 as compared to $0 and $32,000 for the same periods one year ago.

         As of June 30, 2003, there was $2,839,000 of loans on which the accrual of interest had been discontinued as compared to $2,516,000 at December 31, 2002. During the three and six months ended June 30, 2003, interest due but excluded from interest income on loans placed on nonaccrual status was $66,000 and $135,000, as compared to $11,000 and $47,000 for the same periods one year ago. There was no interest income received on nonaccrual loans during the three and six months ended June 30, 2003 and 2002.


                       This page is page 28 of 43 pages.

Mortgage Repurchase Commitments

         From time to time, the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral, which had secured a mortgage loan sold by the Company. Such representations and warranties include the existence of a valid appraisal, legal status of borrower, nature of the collateral and other matters. The Company expects that it may be required to repurchase loans in the future. In the first three and six months of 2003, the Company was not required to repurchase any such loans. During the first quarter of 2002, the Company paid $33,000 for a settlement related to disputed title issues.

Investment in REMIC

         In 1995, Allied Savings Bank ("Allied"), formerly a wholly owned subsidiary of the Company which merged into NBR in 1997, sold a COFI ARM mortgage pool whose carrying value was approximately $73,900,000 as part of a transaction that resulted in creating a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC issued three classes of mortgage pass-through certificates:
A, B and C. The sale transaction took place as a result of Allied selling its 100% interest in the COFI indexed ARM mortgage pool in exchange for cash of $71,500,000 and a Class B certificate which represented the first loss position with respect to any ultimate losses realized upon the liquidation of defaulted mortgage loans in the pool. As part of the sale transaction, Allied retained the servicing of the pool. The Class A and Class B certificates have sequential rights to principal payments, such that Class B certificates shall only receive principal payments after all Class A certificates are retired.

         The composition of the original certificate balances along with their respective June 30, 2003 balances are as follows:



                  Original      June 30, 2003
                Certificate      Certificate
                 Face Value       Face Value
               -----------------------------------

 Class A         $73,199,448           $2,216,941
 Class B           3,249,067            3,196,478
 Class C                 100                  100
               -----------------------------------
    Total pool   $76,448,615           $5,413,519
               ===================================

         Since inception the pool has realized losses of $52,590, which reduced the original face value of the Class B certificate.



                        This page is pae 29 of 43 pages.

Contractual Obligations and Commitments


         The following table presents the Company's longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.



                                                                June 30, 2003
                                 -------------------------------------------------------------------------
                                   Less Than    One Through      Four Through    After Five
                                   One Year     Three Years       Five Years       Years        Total
                                 -------------------------------------------------------------------------
                                                                (in thousands)

 Trust preferred securities             $ ---            $ ---            $ ---      $10,000      $10,000
 Operating leases (premises)            1,362            1,487            1,158          399        4,406
                                 -------------------------------------------------------------------------
     Total long-term debt
         and operating leases          $1,362           $1,487           $1,158      $10,399      $14,406
                                 ============================================================


 Commitments to extend credit                                                                      67,617
 Standby letters of credit                                                                          5,290
      Total contractual obligations
         and commitments                                                                    --------------
                                                                                                  $87,313
                                                                                            ==============


Liquidity

         Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity have historically been common stock repurchases, dividend payments made to common shareholders, interest payments relating to Redwood's trust preferred securities and operating expenses. It is Redwood's general policy to maintain liquidity at the parent level which management believes to be consistent with the safety and soundness of the Company as a whole. As of June 30, 2003, Redwood held $146,000 in deposits at NBR. In addition, the Company has a $2,500,000 unsecured line of credit with a major financial institution, which bears an interest rate equal to the federal funds rate plus 1.50%. As of June 30, 2003, there was $1,220,000 outstanding under this line of credit.








                       This page is page 30 of 43 pages.

         Redwood's current cash dividend to its common shareholders is $.25 per common share per quarter. Further, Redwood is required to make semi-annual payments of interest at the rate of 10.2% per annum on $10,000,000 of trust preferred securities issued in 2001 and quarterly payments of interest at the rate of 6.35% for the first five years then at the three month LIBOR plus 3.1% per annum on $10,000,000 of trust preferred financing issued in July 2003. Payment of these obligations is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would become undercapitalized as a result. If NBR is restricted from paying dividends, Redwood might be unable to pay dividends to its common shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood in the future. The approval of the Office of the Comptroller of the Currency ("OCC") is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Due to this requirement, NBR obtained such approval for its 2003 dividend plan from the OCC in January 2003.

         During the first six months of 2003, NBR declared a dividend payable to Redwood of $3,300,000. Management believes that as of June 30, 2003, the Company's liquidity position was adequate for the operations of Redwood and NBR.

         Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the six months ended June 30, 2003, the Company received cash of $9,203,000 from operating activities and $3,173,000 from financing activities, while using $23,974,000 in investing activities.


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





                       This page is page 31 of 43 pages.

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

         The following table summarizes the consolidated capital ratios of the Company and the capital ratios of NBR at June 30, 2003 and December 31, 2002.


                               June 30, 2003                        December 31, 2002
                    -------------------------------------  -------------------------------------
                                   Well-      Minimum                     Well-      Minimum
                       Actual   Capitalized Requirement       Actual  Capitalized  Requirement
                    -------------------------------------  -------------------------------------
 Company
   Leverage                7.26%       5.00%      4.00%           6.96%      5.00%       4.00%
   Tier 1 risk-based       9.13        6.00       4.00            9.18       6.00        4.00
   Total risk-based       10.51       10.00       8.00           10.72      10.00        8.00

 NBR
   Leverage                7.47%       5.00%      4.00%           7.35%      5.00%       4.00%
   Tier 1 risk-based       9.39        6.00       4.00            9.68       6.00        4.00
   Total risk-based       10.65       10.00       8.00           10.94      10.00        8.00


         The Company has announced authorizations to repurchase up to 533,250 of common shares, as adjusted for the three-for-two stock splits announced September 20, 2001 and July 16, 2003. To date, 355,505 shares have been repurchased, as adjusted for the three-for-two stock splits announced September 20, 2001 and July 16, 2003. In the quarter ended June 30, 2003, the Company did not purchase any shares under the program. For the six months ended June 30, 2003, the Company has purchased 69,551 shares at a cost of $19.01, as adjusted for the three-for-two stock split announced July 16, 2003. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions.







                       This page is page 32 of 43 pages.

Trust Preferred Securities

         On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the Capital Securities. Distributions on the Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of June 30, 2003, the outstanding principal balance of the Capital Securities was $10,000,000. The principal balance of the Capital Securities constitutes the trust preferred securities in the Company's financial statements.

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

         On July 22, 2003, Redwood Statutory Trust II ("RSTII"), a wholly owned subsidiary of the Company, closed a financing of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the financing were loaned to the Company in exchange for junior subordinated debentures with terms similar to the Capital Securities. The sole assets of RSTII are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTII under the Capital Securities. Distributions on the Capital Securities, which are payable quarterly at the annual rate of 6.35% for the first five years and then reset to the three month LIBOR plus 3.1%, will be included in interest expense in the consolidated financial statements. These securities can be considered Tier I capital (with certain limitations applicable) under current regulatory guidelines, resulting in a current qualification as only Tier II regulatory capital.

         The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the FRB, if then required, the Capital Securities are redeemable prior to the maturity date of July 22, 2033, at the option of the Company; on or after July 22, 2008 at par; or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

                       This page is page 33 of 43 pages.

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

         Merchant credit card processing services are highly regulated by credit card associations such as Visa. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. If the Company fails to comply with these credit card association standards, the Company's status as a member service provider and as a certified processor could be suspended or terminated. During November 1999, Visa adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affected the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average. At June 30, 2003 (the most recent period available from Visa), the Company's overall fraud ratio was less than the Visa requirement. Other Visa changes included the requirement that total processing volume in certain high-risk categories (as defined by Visa) be less than 20% of total processing volume. At June 30, 2003, the Company's total Visa transactions within these certain high-risk categories were 1.68% of its total Visa processing volume. Other changes Visa announced included a requirement that weekly Visa volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital or that aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount. At June 30, 2003, the Company's weekly Visa volume was 55% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 6.36% of tangible equity capital and the aggregate charge-backs for the quarter were .26% of the interchange count and .30% of the interchange amount. Merchant bankcard participants, such as the Company, must comply with these Visa rules by filing a compliance plan with Visa. At June 30, 2003, the Company is in compliance with all rule changes that went into effect on March 31, 2001, based on Visa's acceptance of the Company's compliance plan. Should the Company be unable to comply with these rules, Visa will require collateral of one to four times the shortfall.


                       This page is page 34 of 43 pages.

         Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At June 30, 2003, approximately 82% of the dollar value of the Company's loans were secured by real estate, of which 49% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located in Northern and Central California. The ability of the Company to continue to originate mortgage, construction and other loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes or floods, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, the long-term impact of the California energy crisis and the decline in the technology sector in Northern California may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral in California, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

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




                       This page is page 35 of 43 pages.

         Government Regulation. The Company and its subsidiaries are subject to extensive federal and state governmental supervision, regulation and control. Future legislation and government policy could adversely affect the financial industry. Although the full impact of such legislation and regulation cannot be predicted, future changes may alter the structure of, and competitive relationship among, financial institutions. The Company's business may be adversely affected by any future changes in laws, regulations, policies or interpretations, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and future acts of terrorism, and the Enron Corporation and WorldCom Inc. bankruptcies and recent reports of accounting irregularities at public companies, including various large and seemingly well-regarded companies. Additionally, the Company's business is affected significantly by the fiscal and monetary policies of the federal government and its agencies, particularly the FRB, which regulates the supply of money and credit in the U.S. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings of depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, financial condition and results of operations.

         Competition from Other Financial Institutions. NBR competes for deposits and loans principally with major commercial banks, other independent banks, savings and loan associations, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies, mutual funds and other lending institutions. With respect to deposits, additional significant competition arises from corporate and governmental debt securities, as well as money market mutual funds. Banks, securities firms and insurance companies can also now combine as a "financial holding company". Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Several of the nation's largest savings and loan associations and commercial banks have a significant number of branch offices in the areas in which the Company conducts operations. Among the advantages possessed by the larger of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and generally allocate their investment assets to regions of highest yield and demand. In addition, such large financial institutions may have greater access to capital at a lower cost than NBR, which may adversely affect NBR's ability to compete effectively.

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


                       This page is page 36 of 43 pages.

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

         As of June 30, 2003, other than NBR Real Estate Investment Trust and the REMIC, (discussed elsewhere in this report), we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.


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




                       This page is page 37 of 43 pages.

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







                       This page is page 38 of 43 pages.

The following table sets forth, as of June 30, 2003, the distribution of repricing opportunities for the Bank's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.


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
                                                  -----------------------------------------------------------------------
                                                                (Dollars in thousands)
Interest earning assets:
Federal funds sold                                    $4,600    $    ---   $    ---    $    ---   $    ---      $4,600
Investment securities and other                        5,843       4,506     16,218      33,237     13,616      73,420
Mortgage loans held for sale                             653         ---        ---         ---        ---         653
Loans                                                108,178      48,809     51,514     168,790     37,772     415,063
                                                  -----------------------------------------------------------------------
   Total interest-earning assets                     119,274      53,315     67,732     202,027     51,388     493,736
                                                  -----------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts                158,426         ---        ---         ---        ---     158,426
Time deposits                                         89,819      47,205     61,484      10,848        ---     209,356
Trust preferred securities                               ---         ---        ---         ---     10,000      10,000
Short-term borrowings                                  4,463         ---        ---         ---        ---       4,463
                                                  -----------------------------------------------------------------------
  Total interest-bearing liabilities                 252,708      47,205     61,484      10,848     10,000     382,245
                                                  -----------------------------------------------------------------------
Interest rate sensitivity gap                      ($133,434)     $6,110     $6,248    $191,179    $41,388
                                                  ===========================================================
Cumulative interest rate sensitivity gap            (133,434)   (127,324)  (121,076)     70,103    111,491

Interest rate sensitivity gap ratio                     0.47        1.13       1.10       18.62       5.14

Cumulative interest rate sensitivity gap ratio          0.47        0.58       0.66        1.19       1.29


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




                       This page is page 39 of 43 pages.

         On a quarterly basis, the Bank's management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Bank's assets and liabilities. The following is a summary of interest rate risk exposure as of June 30, 2003 as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of up to 200 basis points up and 200 basis points down.


         June 30, 2003
         -------------
                                              Change in Annual                        Change in
         Change in Interest Rate            Net Interest Income                 Market Value of Equity
         -----------------------            -------------------                 ----------------------

               +200                               $190,000                         ($11,661,000)
               +100                               $186,000                          ($5,106,000)
               -100                            ($1,310,000)                          $2,210,000
               -200                            ($3,171,000)                          $5,669,000


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


Item 4.    Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of June 30, 2003, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Controls. Such officers have also concluded that there were no significant changes in the Company's internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.





                       This page is page 40 of 43 pages.

PART II  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     a)   The Company held its Annual Meeting of Shareholders on May 20, 2003.

     b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the Company's proxy statement for the Annual Meeting and all such nominees were relected.

     c)   The vote for the nominated directors was as follows:

                  Nominee                      For                     Withheld

          John H. Brenengen                 3,119,109                    1,477
          Dana R. Johnson                   3,119,148                    1,438
          Patrick W. Kilkenny               3,079,250                   41,336
          Mark H. Rodebaugh                 3,082,087                   38,499
          Gregory J. Smith                  3,082,129                   38,457
          William B. Stevenson              3,081,955                   38,631

          The vote for ratifying the appointment of Crowe Chizek and Company LLP as the Company's independent auditors was as follows:

                  For                       3,071,495
                  Against                      46,462
                  Abstain                       2,529
                  Broker Non Vote                 -0-


Item 6.           Exhibits and Reports on Form 8-K.

d) Exhibits.

31.1 Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.


                       This page is page 41 of 43 pages.

32.2 Certification  of the Chief Executive   Officer  Under  Section  906 of the
     Sarbanes-Oxley Act of 2002.


e)  Reports on Form 8-K

     1. Form 8-K filing dated April 17, 2003 reporting under Item 7 and 9 thereof, first quarter 2003 results and related press release dated April 16, 2003.

     2. Form 8-K filing dated April 7, 2003 reporting under Item 5 thereof, announcing declaration of quarterly dividend.



                        This page is page 42 of 43 pages.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           REDWOOD EMPIRE BANCORP
                                (Registrant)




Date: 8/12/2003            By: /s/ James E. Beckwith
      ---------                ---------------------------------
                               James E. Beckwith
                               Executive Vice President,
                               Chief Financial Officer and
                               Chief Operating Officer
                               (Principal Financial Officer and
                               Duly Authorized Officer)









                        This page is page 43 of 43 pages.