Form 10-Q
period 2003-09-30
REDWOOD EMPIRE BANCORP
filed 2003-11-13
CIK 840007

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

                For the quarterly period ended September 30, 2003

                                       or

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

At November 1, 2003, there were 4,951,631 shares of the Registrant's common stock outstanding.


                        This page is page 1 of 44 pages.

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index


                                                                                             Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Operations
                  Three and Nine Months Ended September 30, 2003 and 2002.......................3

                  Consolidated Balance Sheets
                  September 30, 2003 and December 31, 2002......................................5

                  Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002.................................6

                  Notes to Consolidated Financial Statements....................................8


       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.............................14

       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk............................................................38

       Item 4.    Controls and Procedures......................................................41


PART II. OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K.............................................42


SIGNATURES.....................................................................................43

INDEX TO EXHIBITS..............................................................................44


                        This page is page 2 of 44 pages.

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (dollars in thousands except per share data)
                                   (unaudited)

                                                                       Three Months Ended       Nine Months Ended
                                                                         September 30,            September 30,
                                                                        2003        2002        2003         2002
                                                                    --------------------------------------------------
Interest income:
  Interest and fees on loans                                            $6,815      $6,542     $19,951      $19,245
  Interest on investment securities                                        712       1,105       2,703        3,321
  Interest on federal funds sold                                            11         159          34          383
                                                                    --------------------------------------------------
Total interest income                                                    7,538       7,806      22,688       22,949

Interest expense:
  Interest on deposits                                                   1,368       2,265       4,749        6,559
  Interest on other borrowings                                             387         270         948          807
                                                                    --------------------------------------------------
Total interest expense                                                   1,755       2,535       5,697        7,366
                                                                    --------------------------------------------------

Net interest income                                                      5,783       5,271      16,991       15,583
Provision for loan losses                                                  ---         ---         ---          ---
                                                                    --------------------------------------------------

Net interest income after provision for loan losses                      5,783       5,271      16,991       15,583

Noninterest income:
  Service charges on deposit accounts                                      260         288         782          910
  Merchant draft processing, net                                         1,187       1,322       3,404        3,698
  Loan servicing income                                                     32          66         110          201
  Net realized gains on
    investment securities available for sale                               ---         259          86          294
  Other income                                                             187         220         562          663
                                                                    --------------------------------------------------

Total noninterest  income                                                1,666       2,155       4,944        5,766

Noninterest expense:
  Salaries and employee benefits                                         2,466       2,346       7,008        6,694
  Occupancy and equipment expense                                          475         531       1,567        1,588
  Other                                                                  1,198       1,426       3,551        3,663
                                                                    --------------------------------------------------
Total noninterest expense                                                4,139       4,303      12,126       11,945
                                                                    --------------------------------------------------

Income before income taxes                                               3,310       3,123       9,809        9,404
Provision for income taxes                                               1,225       1,165       3,527        3,474
                                                                    --------------------------------------------------


Net income                                                              $2,085      $1,958      $6,282       $5,930
                                                                    ==================================================

Total comprehensive income                                              $1,779      $2,018      $5,724       $6,427
                                                                    ==================================================

                                   (Continued)


                        This page is page 3 of 44 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (dollars in thousands except per share data)
                                   (unaudited)
                                   (Continued)


                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                                       2003         2002          2003          2002
                                                                  --------------------------------------------------------

Basic earnings per common share:
   Net income                                                               $.42         $.37         $1.24         $1.13
  Weighted average shares - basic                                      4,987,000    5,214,000     5,049,000     5,234,000

Diluted earnings per common share:
   Net income                                                               $.41         $.36         $1.21         $1.09
  Weighted average shares - diluted                                    5,141,000    5,400,000     5,171,000     5,424,000

See Notes to Consolidated Financial Statements.


                                                       (Concluded)


                        This page is page 4 of 44 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                        (dollars in thousands)

                                                                       September 30,    December 31,
                                                                           2003             2002
                                                                      ---------------------------------
                                                                        (unaudited)
Assets:
Cash and due from banks                                                      $22,349         $21,837
Federal funds sold                                                             5,000          17,500
                                                                      ---------------------------------
  Cash and cash equivalents                                                   27,349          39,337
Investment securities:
  Held to maturity (fair value of $18,326 and $17,268)                        17,933          16,764
  Available for sale, at fair value (amortized cost of $47,833 and
    $81,092)                                                                  49,112          83,157
                                                                      ---------------------------------
    Total investment securities                                               67,045          99,921

Mortgage loans held for sale                                                     455             ---

Loans:
    Residential real estate mortgage                                         113,380          87,764
    Commercial real estate mortgage                                          182,119         158,018
    Commercial                                                                56,554          62,958
    Real estate construction                                                  45,525          42,749
    Installment and other                                                     14,578          14,260
    Less net deferred loan fees                                                 (231)           (673)
                                                                      ---------------------------------
        Total portfolio loans                                                411,925         365,076
    Less allowance for loan losses                                            (7,545)         (7,400)
                                                                      ---------------------------------
        Net loans                                                            404,380         357,676

Premises and equipment, net                                                    2,409           2,760
Cash surrender value of life insurance                                         3,744           3,620
Other assets and interest receivable                                           9,920           9,867
                                                                      ---------------------------------
     Total assets                                                           $515,302        $513,181
                                                                      =================================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                       $104,951        $103,484
  Interest-bearing transaction accounts                                      152,487         128,292
  Time deposits one hundred thousand and over                                 76,983          69,000
  Other time deposits                                                        120,466         152,317
                                                                      ---------------------------------
    Total deposits                                                           454,887         453,093

Short-term borrowings                                                          4,199          12,356
Trust preferred securities                                                    20,000          10,000
Other liabilities and interest payable                                         9,154           8,925
                                                                      ---------------------------------
     Total liabilities                                                       488,240         484,374

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
      none issued and outstanding                                                ---             ---
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding: 4,951,631 and 3,404,890 shares                  10,498          10,853
  Retained earnings                                                           15,822          16,654
  Accumulated other comprehensive income, net of tax                             742           1,300
                                                                      ---------------------------------
     Total shareholders' equity                                               27,062          28,807
                                                                      ---------------------------------
     Total liabilities and shareholders' equity                             $515,302        $513,181
                                                                      =================================

See Notes to Consolidated Financial Statements.

                        This page is page 5 of 44 pages.

                                REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows
                                            (in thousands)
                                              (unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                  2003         2002
                                                                               -------------------------
Cash flows from operating activities:

  Net income                                                                      $6,282      $5,930

Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization, net                                                 416         192
  Loans originated for sale                                                       (3,268)     (1,807)
  Proceeds from sale of loans held for sale                                        2,806       1,170
  Net realized gains on securities available for sale                                (86)       (294)
  Net realized (gain) loss on sale of loans held for sale                              7         (13)
  Change in other assets and interest receivable                                     164      (1,033)
  Change in other liabilities and interest payable                                   229       2,790
                                                                               -------------------------
  Total adjustments                                                                  268       1,005
                                                                               -------------------------

  Net cash from operating activities                                               6,550       6,935

Cash flows from investing activities:
  Net change in loans                                                            (46,285)    (15,892)
  Purchases of investment securities available for sale                           (5,004)    (33,816)
  Purchases of investment securities held to maturity                             (4,215)     (2,499)
  Proceeds from sales of investment securities available for sale                  9,812       9,319
  Maturities of investment securities available for sale                          28,336      12,292
  Maturities or calls of investment securities held to maturity                    2,968       2,332
  Purchases of premises and equipment, net                                          (189)       (723)
                                                                               -------------------------
    Net cash from investing activities                                           (14,577)    (28,987)

Cash flows from financing activities:
  Net change in noninterest bearing demand deposits                                1,467      13,325
  Net change in interest bearing transaction accounts                             24,195         283
  Net change in time deposits                                                    (23,868)     40,994
  Net change in short-term borrowings                                             (8,157)      1,605
  Issuance of trust preferred securities                                          10,000         ---
  Repurchases of common stock                                                     (5,711)     (2,201)
  Issuance of common stock                                                           661         ---
  Cash dividends paid                                                             (2,548)     (2,102)
                                                                               -------------------------
    Net cash from financing activities                                            (3,961)     51,904
                                                                               -------------------------

Net change in cash and cash equivalents                                          (11,988)     29,852
Cash and cash equivalents at beginning of period                                  39,337      24,249
                                                                               -------------------------

Cash and cash equivalents at end of period                                       $27,349     $54,101
                                                                               =========================

(Continued)



                        This page is page 6 of 44 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (unaudited)
                                             (Continued)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                   2003       2002
                                                                              ------------------------

Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                                 $6,550      $7,594
  Income taxes                                                                      3,145       3,743






See Notes to Consolidated Financial Statements.


                                             (Concluded)


                        This page is page 7 of 44 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Redwood Empire Bancorp's 2002 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company"), and its wholly owned subsidiaries, National Bank of the Redwoods, Redwood Statutory Trust I ("RSTI") and Redwood Statutory Trust II ("RSTII"). In 2002, National Bank of the Redwoods (and with its subsidiary, "NBR") formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending. All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2003 and cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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


                        This page is page 8 of 44 pages.

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


                                                         Three months ended                         Nine months ended
                                                  September 30,       September 30,            September 30,      September 30,
                                                      2003                 2002                    2003               2002
                                            -----------------------------------------   -----------------------------------------
                                                               (dollars in thousands, except per share data)

 Net income as reported                                  $2,085               $1,958                 $6,282               $5,930
 Deduct: Stock-based compensation expense
   determined under fair value based method                (22)                 (45)                   (61)                (121)
                                            -----------------------------------------   -----------------------------------------
 Pro forma net income                                    $2,063               $1,913                 $6,221               $5,809
                                            =========================================   =========================================

 Basic earnings per share as reported                      $.42                 $.37                  $1.24                $1.13
 Pro forma basic earnings per share                         .41                  .37                   1.23                 1.11

 Diluted earnings per share as reported                    $.41                 $.36                  $1.21                $1.09
 Pro forma diluted earnings per share                       .40                  .35                   1.20                 1.07


         Pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. There were no options granted during the three-month periods ended September 30, 2003 and 2002.


                                                   Nine months ended
                                         September 30, 2003 September 30, 2002
                                       -----------------------------------------
 Risk-free interest rate                             3.53%                5.41%
 Expected option life in years                          10                   10
 Expected stock price volatility                    31.71%               33.12%
 Dividend yield                                       3.5%                 2.8%


                        This page is page 9 of 44 pages.

         The following table reflects the Company's earnings per share data.


                                                                    Three Months Ended
                                                                      September 30,
                                                           2003                           2002
                                                ----------------------------   ----------------------------
                                                    Basic        Diluted            Basic       Diluted
                                                ----------------------------   ----------------------------
                                                          (in thousands, except per share data)
 Earnings per common share:

 Net income                                            $2,085        $2,085            $1,958       $1,958
 Earnings per share                                       .42           .41               .37          .36

 Weighted average common shares outstanding         4,987,000     5,141,000(1)      5,214,000    5,400,000(1)


1) The weighted average common shares outstanding include the dilutive effects of common stock options of 154,000 and 186,000 for the three months ended September 30, 2003 and September 30, 2002, as adjusted for the three-for-two stock split announced July 16, 2003.


                                                                     Nine Months Ended
                                                                      September 30,
                                                           2003                           2002
                                                ----------------------------   ----------------------------
                                                    Basic        Diluted            Basic       Diluted
                                                ----------------------------   ----------------------------
                                                          (in thousands, except per share data)
 Earnings per common share:

 Net income                                            $6,282        $6,282            $5,930       $5,930
 Earnings per share                                      1.24          1.21              1.13         1.09

 Weighted average common shares outstanding         5,049,000     5,171,000(1)      5,234,000    5,424,000(1)


1) The weighted average common shares outstanding include the dilutive effects of common stock options of 122,000 and 190,000 for the nine months ended September 30, 2003 and September 30, 2002, as adjusted for the three-for-two stock split announced July 16, 2003.


4.       Comprehensive Income


         The Company's total comprehensive earnings presentation is as follows:


                                            Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                             2003        2002         2003        2002
                                         ------------------------- ------------------------
                                                          (in thousands)

Net income as reported                        $2,085      $1,958       $6,282     $5,930
Other comprehensive income/(loss) (net
of tax):
  Change in unrealized holding gain
     on available for sale securities           (306)        223         (508)       682
  Reclassification adjustment                    ---        (163)         (50)      (185)
                                         ------------------------- ------------------------
Total comprehensive income                    $1,779      $2,018       $5,724     $6,427
                                         ========================= ========================

                       This page is page 10 of 44 pages.

5.       Subsequent Events - Common Stock Cash Dividend

         On October 6, 2003, the Board of Directors declared a quarterly cash dividend of 17 cents per share on the Company's Common Stock. The dividend was paid on October 29, 2003 to shareholders of record on October 15, 2003.


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

Summary financial data by business segment for the indicated periods is as follows:

                                                               For the quarter ended September 30, 2003
                                                           -------------------------------------------------
                                                                                 Merchant
                                                                Community          Card          Total
                                                                 Banking         Services       Company
                                                           -------------------------------------------------
                                                                            (in thousands)

Total interest income                                             $7,538           $    ---        $7,538
Total interest expense                                             1,747                  8         1,755
Interest income/(expense) allocation                                (183)               183           ---
                                                           -------------------------------------------------
Net interest income                                                5,608                175         5,783
Provision for loan losses                                            ---                ---           ---
Total other operating income                                         479              1,187         1,666
Total other operating expense                                      3,409                730         4,139
                                                           -------------------------------------------------
Income before income taxes                                         2,678                632         3,310
Provision for income taxes                                           990                235         1,225
                                                           -------------------------------------------------
Net income                                                        $1,688               $397        $2,085
                                                           =================================================
Total Average Assets                                            $489,604            $28,485      $518,089
                                                           =================================================

                       This page is page 11 of 44 pages.

                                                              For the quarter ended September 30, 2002
                                                          --------------------------------------------------
                                                                                 Merchant
                                                               Community           Card          Total
                                                                Banking          Services       Company
                                                          --------------------------------------------------
                                                                           (in thousands)

Total interest income                                            $7,806             $   ---        $7,806
Total interest expense                                            2,529                   6         2,535
Interest income/(expense) allocation                               (147)                147           ---
                                                          --------------------------------------------------
Net interest income                                               5,130                 141         5,271
Provision for loan losses                                           ---                 ---           ---
Total other operating income                                        833               1,322         2,155
Total other operating expense                                     3,587                 716         4,303
                                                          --------------------------------------------------
Income before income taxes                                        2,376                 747         3,123
Provision for income taxes                                          886                 279         1,165
                                                          --------------------------------------------------
Net income                                                       $1,490                $468        $1,958
                                                          ==================================================
Total Average Assets                                           $477,257             $26,638      $503,895
                                                          ==================================================

                                                             For the nine months ended September 30, 2003
                                                           -------------------------------------------------
                                                                                 Merchant
                                                                Community          Card          Total
                                                                 Banking         Services       Company
                                                           -------------------------------------------------
                                                                            (in thousands)

Total interest income                                            $22,688            $   ---        $22,688
Total interest expense                                             5,667                 30          5,697
Interest income/(expense) allocation                                (598)               598            ---
                                                           -------------------------------------------------
Net interest income                                               16,423                568         16,991
Provision for loan losses                                            ---                ---            ---
Total other operating income                                       1,540              3,404          4,944
Total other operating expense                                      9,994              2,132         12,126
                                                           -------------------------------------------------
Income before income taxes                                         7,969              1,840          9,809
Provision for income taxes                                         2,866                661          3,527
                                                           -------------------------------------------------
Net income                                                        $5,103             $1,179         $6,282
                                                           =================================================
Total Average Assets                                            $486,899            $30,097       $516,996
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
                                                          ===============================================

                       This page is page 12 of 44 pages.

7.           Common Stock Repurchases

         The Company has announced authorizations to repurchase up to 533,250 common shares. To date, 525,900 shares have been repurchased. In the quarter ended September 30, 2003, the Company purchased 170,395 shares under the program at an average price per share of $25.76. For the nine months ended September 30, 2003, the Company purchased 239,946 shares under the program at an average price per share of $23.80. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions. All share and average price per share numbers herein have been adjusted for the three-for-two stock splits announced September 20, 2001 and July 16, 2003.



8.       New Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") recently issued two new accounting standards, Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", both of which generally became effective in the quarter beginning July 1, 2003. Management has determined that the adoption of these standards did not have a material impact on the Company's operating results or financial condition. However, the Federal Reserve is reviewing the regulatory capital implications of the requirements to report trust preferred securities with liabilities. If trust preferred securities were to be disallowed for Tier 1 regulatory capital treatment, the regulatory capital amount may be materially impacted.



                       This page is page 13 of 44 pages.

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

    o    Changes in the securities markets.

    o A continuing decline in the health of the Northern California economy, including the


                       This page is page 14 of 44 pages.

         long-term impact of the California energy crisis, the decline in the technology sector and any negative effect of the substantial budget deficit, gubernatorial recall and budgetary crisis and continuing fiscal difficulties of the State of California.

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

         The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2002 to September 30, 2003. Significant changes and trends in the Company's results of operations for the three and nine months ended September 30, 2003, compared to the same period in 2002, are also discussed.


Summary of Financial Results

         The Company reported net income of $2,085,000 ($.41 per diluted share) for the three months ended September 30, 2003 as compared to $1,958,000 ($.36 per diluted share) for the same period in 2002, an increase of $127,000 in net income or 6%. This increase is due to an increase of $512,000 in net interest income and a decrease in noninterest expense of $164,000, partially offset by a decrease of $489,000 in noninterest income.

         Net income for the nine months ended September 30, 2003 was $6,282,000 ($1.21 per diluted share), as compared to $5,930,000 ($1.09 per diluted share) for the same period in 2002, an increase of $352,000 or 6%. This increase is due to an increase of $1,408,000 in net interest income, partially offset by a decrease of $822,000 in noninterest income and an increase of $181,000 in noninterest expense.

         On July 16, 2003, the Company announced a three-for-two stock split of its outstanding shares of common stock payable on August 13, 2003 to common shareholders of record on July 28, 2003. Earnings per share information for all periods presented give effect to the stock split.


                       This page is page 15 of 44 pages.

Net Interest Income

         Net interest income increased from $5,271,000 in the third quarter of 2002 to $5,783,000 in the third quarter of 2003, which represents an increase of $512,000 or 10%. The increase in net interest income was driven by an increase in average earning assets of $12,175,000 from $476,552,000 for the quarter ended September 30, 2002 to $488,727,000 for the quarter ended September 30, 2003. The largest component of the increase in earning assets was growth in the Company's loan portfolio. Average portfolio loans increased $50,233,000 or 14%, when compared to the same quarter in 2002. The Company continues to focus on growth in the overall loan portfolio, and in particular the commercial real estate portfolio, through marketing efforts and a general expansion of businesses within the Company's market area. Average commercial real estate loans increased $30,754,000 or 21%, average real estate mortgage loans increased $23,991,000 or 26% and average installment and other loans increased $2,600,000 or 17%, offset by a decline of $12,021,000, or 18% in average commercial loans for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

         Net interest income for the nine months ended September 30, 2003 was $16,991,000, which represents an increase of $1,408,000 when compared to the same period one year ago. The increase in net interest income was driven by an increase in average earning assets of $31,613,000 from $457,472,000 at September 30, 2002 to $489,085,000 at September 30, 2003. For the nine months ended September 30, 2003, average portfolio loans increased $46,559,000 or 13%, when compared to the same period in 2002.

         For the three months ended September 30, 2003, net interest margin increased to 4.69% from 4.39% for the same period one year ago. For the nine months ended September 30, 2003, net interest margin increased to 4.64% from 4.55% one year ago. Yield on earning assets decreased to 6.12% for the three months ended September 30, 2003 from 6.50% for the same period one year ago. For the nine months ended September 30, 2003, yield on earning assets decreased to 6.20% from 6.71% for the same period one year ago. The decrease in the yield on earning assets for the three-and nine-month periods during 2003 is due to a decline in the general interest rate environment. Yield paid on interest bearing liabilities decreased to 1.85% for the three-month period ended September 30, 2003 from 2.79% for the same period one year ago. For the nine-month period ended September 30, 2003, yield paid on interest bearing liabilities decreased to 2.02% from 2.81% for the same period one year ago. The decrease in interest rates on interest bearing liabilities occurred as the Company lowered its deposit product pricing in response to lower short-term rates quoted in the national markets. The largest decrease was experienced in time deposits. For the three and nine months ended September 30, 2003, such expense decreased $816,000 or 45% and $1,523,000 or 29% as compared to the same periods one year ago.


                       This page is page 16 of 44 pages.

         The following is an analysis of the Company's net interest margin for the indicated periods:

                                          Three months ended                    Three months ended
                                          September 30, 2003                    September 30, 2002
                                 -------------------------------------  -----------------------------------

                                   Average                   %            Average                  %
(dollars in thousands)             Balance    Interest   Yield/Rate       Balance   Interest  Yield/Rate
                                 -------------------------------------  -----------------------------------

Real estate-mortgage loans          $117,030    $1,741         5.90%        $93,039   $1,645         7.01%
Real estate-commercial loans         176,093     3,127         7.05         145,339    2,679         7.31
Commercial loans                      55,125       907         6.53          67,146    1,187         7.01
Real estate construction loans        46,464       866         7.39          41,988      841         7.95
Installment and other                 17,911       165         3.65          15,311      179         4.64
Deferred loan fees                      (268)      ---          ---            (702)     ---          ---
                                 -----------------------                ----------------------
  Portfolio loans                    412,354     6,806         6.55         362,121    6,531         7.16

Mortgage loans held for sale             549         8         5.78             467       11         9.35
Investments                           70,737       712         3.99          77,158    1,105         5.68
Federal funds sold                     5,087        12         0.94          36,806      159         1.71
                                 -----------------------                ----------------------
  Total earning assets (1)          $488,727     7,538         6.12        $476,552    7,806         6.50
                                 =============                          ============

Interest bearing transaction
accounts                            $152,262       354         0.92        $119,070      436         1.45
Time deposits                        201,742     1,013         1.99         226,124    1,829         3.21
Other borrowings                      22,689       388         6.78          14,901      270         7.19
                                 -----------------------                ----------------------
   Total interest-bearing
     liabilities                    $376,693     1,755         1.85%       $360,095    2,535         2.79%
                                 =============                          ============

                                             -----------                           -----------
Net interest income                             $5,783                                $5,271
                                             ===========                           ===========
Net interest income to
  earning assets                                               4.69%                                 4.39%


(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).


                       This page is page 17 of 44 pages.

                                          Nine months ended                      Nine months ended
                                          September 30, 2003                     September 30, 2002
                                 -------------------------------------  -------------------------------------

                                   Average                   %             Average                   %
(dollars in thousands)             Balance   Interest   Yield/Rate         Balance    Interest  Yield/Rate
                                 -------------------------------------  -------------------------------------

Real estate-mortgage loans          $110,513    $5,125        6.20%            $94,391   $5,026        7.12%
Real estate-commercial loans         167,252     8,917        7.13             133,314    7,515        7.54
Commercial loans                      59,109     2,783        6.29              68,929    3,589        6.96
Real estate construction loans        47,383     2,621        7.40              43,681    2,606        7.98
Installment and other                 16,600       490        3.95              14,246      495        4.65
Deferred loan fees                      (366)      ---         ---                (629)     ---         ---
                                 ----------------------                 ------------------------
  Portfolio loans                    400,491    19,936        6.66             353,932   19,231        7.26

Mortgage loans held for sale             356        15        5.63                 219       14        8.55
Investments                           84,107     2,703        4.30              74,077    3,321        5.99
Federal funds sold                     4,131        34        1.10              29,244      383        1.75
                                 ----------------------                 ------------------------
  Total earning assets (1)          $489,085    22,688        6.20            $457,472   22,949        6.71
                                 =============                          ===============

Interest bearing transaction
  accounts                          $147,643     1,016        0.92            $121,906    1,303        1.43
Time deposits                        210,061     3,733        2.38             213,988    5,256        3.28
Other borrowings                      19,625       948        6.46              14,347      807        7.52
                                 ----------------------                 ------------------------
   Total interest-bearing
     liabilities                    $377,329     5,697        2.02%           $350,241    7,366        2.81%
                                 =============                          ===============

                                             ----------                               ----------
Net interest income                            $16,991                                  $15,583
                                             ==========                               ==========
Net interest income to
  earning assets                                              4.64%                                    4.55%

(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).


                       This page is page 18 of 44 pages.

         The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2003 and 2002. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.


                                                             Three months ended
                                                      September 30, 2003 compared to the
                                                    three months ended September 30, 2002
                                                  ------------------------------------------
                                                      Volume         Rate         Total
                                                  ------------------------------------------
                                                                (in thousands)
Increase/(decrease) in interest income:
  Real estate-mortgage loans                             $383          ($287)         $96
  Real estate-commercial loans                            549           (101)         448
  Commercial loans                                       (202)           (78)        (280)
  Real estate construction loans                           86            (61)          25
  Installment and other                                    28            (42)         (14)
  Mortgage loans held for sale                              2             (5)          (3)
  Investments                                             (86)          (307)        (393)
  Federal funds sold                                      (96)           (51)        (147)
                                                  ------------------------------------------
Total increase/(decrease)                                 664           (932)        (268)
                                                  ------------------------------------------

Increase/(decrease) in interest expense:
  Interest-bearing transaction accounts                   102           (184)         (82)
  Time deposits                                          (181)          (635)        (816)
  Other borrowings                                        134            (16)         118
                                                  ------------------------------------------
Total increase/(decrease)                                  55           (835)        (780)
                                                  ------------------------------------------

Increase/(decrease) in net interest income               $609           ($97)        $512
                                                  ==========================================

                                                              Nine months ended
                                                      September 30, 2003 compared to the
                                                     nine months ended September 30, 2002
                                                   -----------------------------------------
                                                       Volume        Rate         Total
                                                   -----------------------------------------
                                                                (in thousands)
Increase/(decrease) in interest income:
  Real estate-mortgage loans                               $795         ($696)        $99
  Real estate-commercial loans                            1,828          (426)      1,402
  Commercial loans                                         (482)         (324)       (806)
  Real estate construction loans                            212          (197)         15
  Installment and other                                      75           (80)         (5)
  Mortgage loans held for sale                                7            (6)          1
  Investments                                               408        (1,026)       (618)
  Federal funds sold                                       (244)         (105)       (349)
                                                   -----------------------------------------
Total increase/(decrease)                                 2,599        (2,860)       (261)
                                                   -----------------------------------------

Increase/ (decrease) in interest expense:
  Interest-bearing transaction accounts                     239          (526)       (287)
  Time deposits                                             (95)       (1,428)     (1,523)
  Other borrowings                                          267          (126)        141
                                                   -----------------------------------------
Total increase/ (decrease)                                  411        (2,080)     (1,669)
                                                   -----------------------------------------

Increase/(decrease) in net interest income               $2,188         ($780)     $1,408
                                                   =========================================

                       This page is page 19 of 44 pages.

Provision for Loan Losses

         Due to the absence of significant net loan charge-offs, little change in loan portfolio asset quality and the balance in the allowance for loan losses, there was no provision for loan losses for the three and nine months ended September 30, 2003 and 2002. For further information, see "Allowance for Loan Losses" and "Nonperforming Assets" in this section.

Noninterest Income and Expense

Noninterest Income

         The following tables set forth the components of the Company's noninterest income for the three and nine months ended September 30, 2003, as compared to the same period in 2002.


                                                                 Three Months Ended
                                                                   September 30,
                                                            ---------------------------      $         %
                                                                2003          2002        Change     Change
                                                            --------------------------- ----------------------
                                                              (dollars in thousands)

Service charges on deposit accounts                                  $260         $288        ($28)      (10)%
Merchant draft processing, net                                      1,187        1,322        (135)      (10)
Loan servicing income                                                  32           66         (34)      (52)
Net realized gains on investment securities available
for sale                                                              ---          259        (259)     (100)
Other income                                                          187          220         (33)      (15)
                                                            ----------------------------------------
Total noninterest income                                           $1,666       $2,155       ($489)      (23)%
                                                            =========================== ============


         Noninterest income decreased $489,000, or 23%, to $1,666,000 for the three months ended September 30, 2003 when compared to $2,155,000 for the same period in 2002. During this period, such decrease was primarily due to a decrease in net realized gains on investment securities available for sale of $259,000, a decrease of $135,000 in merchant card net revenue, a $28,000 decrease in service charges on deposit accounts, and a decrease in loan servicing income of $34,000. The decrease in merchant card net revenue is due to the absence of income posted in the third quarter of 2002, that was the result of the Company's renegotiation of the processing contract with First Data Resources. Such income amounted to $120,000. The decrease in loan servicing income is due to a decline in loans serviced by the Company. The decrease in service charges on deposit accounts is due to a decline in the fees charged customers for certain products and services. The net realized gains on investment securities available for sale decreased due to the absence of sales of investment securities available for sale during the third quarter of 2003.

                       This page is page 20 of 44 pages.

                                                                Nine Months Ended
                                                                  September 30,
                                                            ---------------------------    $         %
                                                                2003         2002       Change     Change
                                                            ------------------------------------------------
                                                              (dollars in thousands)

Service charges on deposit accounts                                 $782          $910    ($128)       (14)%
Merchant draft processing, net                                     3,404         3,698     (294)        (8)
Loan servicing income                                                110           201      (91)       (45)
Net realized gains on investment securities available
for sale                                                              86           294     (208)       (71)
Other income                                                         562           663     (101)       (15)
                                                            --------------------------------------
Total noninterest income                                          $4,944        $5,766    ($822)       (14)%
                                                            ======================================

         Noninterest income decreased $822,000 or 14% to $4,944,000 for the nine months ended September 30, 2003 when compared to $5,766,000 for the same period in 2002. During this period, such decrease was primarily due to a decrease of $294,000 in merchant card net revenue, a decrease of $208,000 in net realized gains on investment securities available for sale, a decrease in service charges on deposit accounts of $128,000, and a decrease in loan servicing income of $91,000, as discussed above.

Noninterest Expense

         The following tables set forth the components of the Company's noninterest expense during the three and nine months ended September 30, 2003, as compared to the same period in 2002.



                                          Three Months Ended
                                             September 30,
                                      ---------------------------     $           %
                                          2003          2002       Change      Change
                                      ------------- --------------------------------------
                                        (dollars in thousands)

Salaries and employee benefits              $2,466        $2,346      $120             5 %
Occupancy and equipment expense                475           531       (56)          (11)
Other                                        1,198         1,426      (228)          (16)
                                      --------------------------------------
Total noninterest expense                   $4,139        $4,303     ($164)           (4)%
                                      ======================================


         Noninterest expense decreased by $164,000, or 4%, to $4,139,000 during the third quarter of 2003 as compared to $4,303,000 for the third quarter of 2002. The decrease in noninterest expense for the three-month period ended September 30, 2003, as compared to the same period ended September 30, 2002, is attributable to a decrease in occupancy and equipment expense of $56,000, and a decrease in other expense of $228,000, partially offset by an increase in salaries and employee benefits of $120,000. The decrease in occupancy and equipment expense was due to the February 2003 move of the Company's operations center. Such move resulted in a decrease in the Company's monthly rent expense by approximately $11,000. The decrease in other expense is primarily due to costs incurred in the third quarter of 2002 for legal and consulting fees associated with certain corporate activities, which included exploring strategic options for the Company and its Merchant Bankcard segment. The increase in salaries and employee benefits was primarily due to expenses associated with the Company's executive

                       This page is page 21 of 44 pages.

search process and the impact of normal annual salary increases.


                                         Nine Months Ended
                                            September 30,
                                      ------------------------     $         %
                                         2003        2002        Change    Change
                                      ------------------------ ---------------------
                                      (dollars in thousands)

Salaries and employee benefits             $7,008      $6,694       $314         5 %
Occupancy and equipment expense             1,567       1,588        (21)       (1)
Other                                       3,551       3,663       (112)       (3)
                                      ------------------------------------
Total noninterest expense                 $12,126     $11,945       $181         2 %
                                      ====================================

         Noninterest expense increased by $181,000 or 2%, to $12,126,000 during the nine months ended September 30, 2003 as compared to $11,945,000 for the same period one year ago. The increase in noninterest expense was due to an increase in salaries and employee benefits of $314,000, partially offset by a decrease in occupancy and equipment expense of $21,000 and a decrease in other expense of $112,000, as discussed above.

Income Taxes

         The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 37% and 36% for the three and nine months ended September 30, 2003, as compared to 37% and 37% for the same periods in 2002. The primary reason for the Company's effective tax rate being significantly lower than the statutory rate of 41% is due to the January 15, 2002 formation of NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to hold NBR's real estate secured loans and to better organize NBR's marketing and origination of real estate secured lending.

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


                       This page is page 22 of 44 pages.

         Summary financial data by business segment for the indicated periods is as follows:


                                                             For the quarter ended September 30, 2003
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)

Total interest income                                            $7,538           $   ---        $7,538
Total interest expense                                            1,747                 8         1,755
Interest income/(expense) allocation                               (183)              183           ---
                                                          -----------------------------------------------
Net interest income                                               5,608               175         5,783
Provision for loan losses                                           ---               ---           ---
Total other operating income                                        479             1,187         1,666
Total other operating expense                                     3,409               730         4,139
                                                          -----------------------------------------------
Income before income taxes                                        2,678               632         3,310
Provision for income taxes                                          990               235         1,225
                                                          -----------------------------------------------
Net income                                                       $1,688              $397        $2,085
                                                          ===============================================
Total Average Assets                                           $489,604           $28,485      $518,089
                                                          ===============================================

                                                              For the quarter ended September 30, 2002
                                                          -------------------------------------------------
                                                                                Merchant
                                                              Community           Card          Total
                                                               Banking          Services       Company
                                                         -------------------------------------------------
                                                                           (in thousands)

Total interest income                                            $7,806           $   ---          $7,806
Total interest expense                                            2,529                 6           2,535
Interest income/(expense) allocation                               (147)              147             ---
                                                          -------------------------------------------------
Net interest income                                               5,130               141           5,271
Provision for loan losses                                           ---               ---             ---
Total other operating income                                        833             1,322           2,155
Total other operating expense                                     3,587               716           4,303
                                                          -------------------------------------------------
Income before income taxes                                        2,376               747           3,123
Provision for income taxes                                          886               279           1,165
                                                          -------------------------------------------------
Net income                                                       $1,490              $468          $1,958
                                                          =================================================
Total Average Assets                                           $477,257           $26,638        $503,895
                                                          =================================================

                                                           For the nine months ended September 30, 2003
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                         -----------------------------------------------
                                                                          (in thousands)

Total interest income                                           $22,688           $   ---       $22,688
Total interest expense                                            5,667                30         5,697
Interest income/(expense) allocation                               (598)              598           ---
                                                          -----------------------------------------------
Net interest income                                              16,423               568        16,991
Provision for loan losses                                           ---               ---           ---
Total other operating income                                      1,540             3,404         4,944
Total other operating expense                                     9,994             2,132        12,126
                                                          -----------------------------------------------
Income before income taxes                                        7,969             1,840         9,809
Provision for income taxes                                        2,866               661         3,527
                                                          -----------------------------------------------
Net income                                                       $5,103            $1,179        $6,282
                                                          ===============================================
Total Average Assets                                           $486,899           $30,097      $516,996
                                                          ===============================================

                       This page is page 23 of 44 pages.

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
                                                          ===============================================


         Community Banking

         The Community Banking segment's income before income tax increased for the three and nine months ended September 30, 2003 when compared to the same periods in 2002. The increase was primarily due to an increase in net interest income. Net interest income increased $478,000 and $1,295,000 for the three and nine months ended September 30, 2003, principally due to an increase in earning assets. The Company increased its loan portfolio during the first nine months of 2003 through marketing efforts. For the nine months ended September 30, 2003, total average portfolio loans were $400,491,000, up 13% from $353,932,000 for the nine months ended September 30, 2002.

         Merchant Card Services

         The Company's merchant credit card segment earned $397,000 and $1,179,000 for the three and nine months ended September 30, 2003 compared to $468,000 and $1,353,000 for the same period in 2002. The decrease in the unit's net income for the three and nine months ended September 30, 2003 is primarily due to a decrease in merchant processing revenue and an increase in salaries and benefits expenses. The decrease in merchant processing revenue is partially due to $120,000 in income recorded during the third quarter of 2002, as a result of the renegotiation of the Company's processing contract with First Data Resources. Additionally, in the first and second quarters of 2002, the Company recorded an additional $160,000 in revenue associated with a portfolio sale. The increase in the unit's salaries and employee benefits expense is due to a build-up in sales development personnel. The merchant credit card segment's net income comprised approximately 19% of the Company's consolidated net income for the three and nine months ended September 30, 2003 as compared to 24% and 23% for the same periods one year ago.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant refuses or is unable to pay on charge-backs from cardholders. Charge-back exposure can also result from fraudulent credit card transactions initiated by merchant customers. As a result, NBR may incur losses associated with


                       This page is page 24 of 44 pages.

its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-backs. Such reserve, which totaled $1,296,000 and $1,265,000 as of September 30, 2003 and 2002, was
estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management's evaluation regarding merchant and ISO (Independent Sales Organization) risk. The Company utilizes the services of ISOs to acquire merchants as customers. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $47,000 and $195,000 for the three and nine months ended September 30, 2003, as compared to $75,000 and $183,000 for the three and nine months ended September 30, 2002. For further discussion, see "Certain Important Considerations for Investors" in this section.

         The following table summarizes the Company's merchant card allowance for charge-back losses for the periods indicated:



                           Three months ended        Nine months ended
                             September 30,             September 30,
                            2003        2002          2003        2002
                        ---------------------------------------------------
                                          (in thousands)

Beginning allowance          $1,314      $1,251        $1,261      $1,212
Provision for losses             47          75           195         183
Recoveries                      ---          19             3          30
Charge-offs                     (65)        (80)         (163)       (160)
                        ------------------------- -------------------------
Ending allowance             $1,296      $1,265        $1,296      $1,265
                        ========================= =========================


Investment Securities

         Total investment securities decreased to $67,045,000, as of September 30, 2003, compared to $99,921,000 as of December 31, 2002. The decrease in the investment securities portfolio from December 31, 2002 was primarily due to prepayments of the Company's mortgage backed securities portfolio and the second quarter sale of mortgage backed securities of $9,812,000. Such mortgage-backed securities portfolio amounted to $79,794,000 as of December 31, 2002 as compared to 44,629,000 as of September 30, 2003. The average federal funds sold balance for the nine months ended September 30, 2003 of $4,131,000 was substantially lower than $29,244,000 for the nine months ended September 30, 2002. This decrease was due to the Company's increased focus on greater growth in the Company's loan portfolio.

Loans

         Total loans increased to $411,925,000 at September 30, 2003 compared to $365,076,000 at December 31, 2002. The Company continues to focus on growth in the overall loan portfolio through marketing efforts and a general expansion of businesses within the Company's market area. Commercial real estate loans increased $24,101,000 to $182,119,000, at September 30, 2003, compared to $158,018,000 at December 31, 2002. Residential real estate mortgage loans

                       This page is page 25 of 44 pages.

also increased $25,616,000 to $113,380,000 at September 30, 2003, compared to $87,764,000 at December 31, 2002.

         The following table summarizes the composition of the loan portfolio at September 30, 2003 and December 31, 2002:



                                   September 30, 2003              December 31, 2002
                               ----------------------------   ----------------------------
                                     Amount          %             Amount          %
                               ----------------------------   ----------------------------
                                                 (dollars in thousands)
Residential real estate
 mortgage                            $113,380        28%             $87,764        24%
Commercial real estate
 mortgage                             182,119        43              158,018        43
Commercial                             56,554        14               62,958        17
Real estate construction               45,525        11               42,749        12
Installment and other                  14,578         4               14,260         4
Less net deferred loan fees              (231)      ---                 (673)      ---
                               -----------------             -----------------
    Total portfolio loans             411,925       100%             365,076       100%
                                               ===========                   ============
Less allowance for loan
 losses                                (7,545)                        (7,400)
                               -----------------             -----------------
    Net loans                        $404,380                       $357,676
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


                       This page is page 26 of 44 pages.

         The following table summarizes changes in the Company's allowance for loan losses for the indicated periods:




                                                 Three months ended                 Nine months ended
                                                   September 30,                      September 30,
                                          ---------------------------------   ------------------------------
                                               2003             2002               2003           2002
                                          ---------------------------------   ------------------------------
                                                               (dollars in thousands)

Beginning allowance for loan losses            $7,492          $7,586             $7,400         $7,580
Provision for loan losses                         ---             ---                ---            ---
Charge-offs                                       ---             (23)               (79)           (68)
Recoveries                                         53              15                224             66
                                          ---------------------------------   ------------------------------
Ending allowance for loan losses               $7,545          $7,578             $7,545         $7,578
                                          =================================   ==============================


Net (charge-offs) recoveries to average
   loans (annualized)                               0.05%          (0.01%)             0.05%          0.00%


         The allowance for loan losses as a percentage of total loans decreased from 2.03%, at December 31, 2002, to 1.83% at September 30, 2003. The growth in the Company's loan portfolio resulted primarily from commercial real estate loans and residential real estate loans that generally bear a lower credit risk than construction or commercial loans. Accordingly, under the Company's loan loss reserve methodology, such loans generally receive a lower loan loss reserve allocation as compared to commercial or construction loans.


Nonperforming Assets

         The following table summarizes the Company's nonperforming assets at the dates indicated:


                                                     September 30,     December 31,
                                                         2003              2002
                                                    ----------------  ---------------
                                                         (dollars in thousands)
Nonaccrual loans                                             $2,415           $2,516
Accruing loans past due 90 days or more                         ---                6
Restructured loans                                              267              272
                                                    ----------------  ---------------
Total nonperforming loans                                     2,682            2,794
Other real estate owned                                         ---              ---
                                                    ----------------  ---------------
Total nonperforming assets                                   $2,682           $2,794
                                                    ================  ===============



Nonperforming assets to total assets                          0.52%            0.54%

                       This page is page 27 of 44 pages.

         Nonperforming assets have decreased from $2,794,000 or .54% of total assets, as of December 31, 2002, to $2,682,000 or .52% of total assets as of September 30, 2003. The decrease was primarily attributable to a decrease of $101,000 in nonaccrual loans during this period.

         At September 30, 2003, nonperforming loans consisted of loans to 11 borrowers, 7 of which have balances in excess of $100,000. The two largest have recorded balances of $1,171,000 and $332,000. Both loans are secured by industrial equipment or various other business assets. Based on information currently available, management believes that adequate allocations are included in the allowance for loan losses to cover the estimated loss exposure that may result from these loans.

         At September 30, 2003, the Company did not have any properties classified as other real estate owned.

         Although the volume of nonperforming assets will depend in part on the future economic environment, there are five loan relationships which total approximately $4,125,000 as of September 30, 2003, compared to eight loan relationships totaling approximately $1,244,000 at December 31, 2002, about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms. These loans may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

         At September 30, 2003, the Company's total recorded investment in impaired loans (as defined by SFAS No. 114 and No. 118) was $2,682,000, of which $2,415,000 relates to the recorded investment in loans for which there is a related allowance for loan losses allocation of $976,000. The remaining $267,000 in impaired loans did not require a specific allowance for loan losses allocation.

         The Company's average recorded investment in impaired loans during the nine months ended September 30, 2003 and 2002 was $2,875,000 and $1,263,000. The increase of $1,612,000 in the average recorded investment in impaired loans during the nine months ending September 30, 2003 compared to the same period one year ago was primarily due to the increase in average nonperforming loans. There was $13,000 and $35,000 of interest income recognized during the periods that such loans were impaired for the three and nine months ended September 30, 2003 as compared to $32,000 and $38,000 for the same periods one year ago.

         As of September 30, 2003, there was $2,415,000 of loans on which the accrual of interest had been discontinued as compared to $2,516,000 at December 31, 2002. During the three and nine months ended September 30, 2003, interest due but excluded from interest income on loans placed on nonaccrual status was $60,000 and $173,000, as compared to $11,000 and $42,000 for the same periods one year ago. There was no interest income received on nonaccrual loans during the three and nine months ended September 30, 2003 and 2002.


                       This page is page 28 of 44 pages.

Mortgage Repurchase Commitments

         From time to time, the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral, which had secured a mortgage loan sold by the Company. Such representations and warranties include the existence of a valid appraisal, legal status of borrower, nature of the collateral and other matters. The Company expects that it may be required to repurchase loans in the future. In the first three and nine months of 2003, the Company was not required to repurchase any such loans. During the first quarter of 2002, the Company paid $33,000 for a settlement related to disputed title issues.

Investment in REMIC

         In 1995, Allied Savings Bank ("Allied"), formerly a wholly owned subsidiary of the Company which merged into NBR in 1997, sold a COFI indexed ARM mortgage pool whose carrying value was approximately $73,900,000 as part of a transaction that resulted in creating a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC issued three classes of mortgage pass-through certificates:
A, B and C. The sale transaction took place as a result of Allied selling its 100% interest in the COFI indexed ARM mortgage pool in exchange for cash of $71,500,000 and a Class B certificate which represented the first loss position with respect to any ultimate losses realized upon the liquidation of defaulted mortgage loans in the pool. As part of the sale transaction, Allied retained the servicing of the pool. The Class A and Class B certificates have sequential rights to principal payments, such that Class B certificates shall only receive principal payments after all Class A certificates are retired.

         The composition of the original certificate balances along with their respective September 30, 2003 balances are as follows:



                  Original   September 30, 2003
                Certificate      Certificate
                 Face Value       Face Value
               -----------------------------------

 Class A         $73,199,448           $1,038,107
 Class B           3,249,067            3,196,478
 Class C                 100                  100
               -----------------------------------
    Total pool   $76,448,615           $4,234,685
               ===================================

         Since inception the pool has realized losses of $52,590, which reduced the original face value of the Class B certificate.



                       This page is page 29 of 44 pages.

Contractual Obligations and Commitments


         The following table presents the Company's longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.



                                                            September 30, 2003
                                 -------------------------------------------------------------------------
                                   Less Than    One Through     Four Through    After Five
                                   One Year     Three Years      Five Years       Years         Total
                                 -------------------------------------------------------------------------
                                                              (in thousands)

 Trust preferred securities             $ ---           $ ---            $ ---      $20,000       $20,000
 Operating leases (premises)            1,576           3,223            2,991        5,487        13,277
                                 -------------------------------------------------------------------------
     Total long-term debt
         and operating leases          $1,576          $3,223           $2,991      $25,487       $33,277
                                 ===========================================================


 Commitments to extend credit                                                                      93,281
 Standby letters of credit                                                                          5,381
                                                                                           ---------------
     Total contractual obligations
        and commitments                                                                          $131,939
                                                                                           ===============


Liquidity

         Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity have historically been common stock repurchases, dividend payments made to common shareholders, interest payments relating to Redwood's trust preferred securities and operating expenses. It is Redwood's general policy to maintain liquidity at the parent level which management believes to be consistent with the safety and soundness of the Company as a whole. As of September 30, 2003, Redwood held $3,086,000 in deposits at NBR. In addition, the Company has a $2,500,000 unsecured line of credit with a major financial institution, which bears an interest rate equal to the federal funds rate plus 1.50%. As of September 30, 2003, there was no outstanding balance under this line of credit.

                       This page is page 30 of 44 pages.

         Redwood's current cash dividend to its common shareholders is $.17 per common share per quarter, as adjusted for the three-for-two stock split announced July 16, 2003. Further, Redwood is required to make semi-annual payments of interest at the rate of 10.2% per annum on $10,000,000 of trust preferred securities issued in 2001 and quarterly payments of interest at the rate of 6.35% for the first five years then at the three month LIBOR plus 3.1% per annum on $10,000,000 of trust preferred financing issued in July 2003. Payment of these obligations is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would become undercapitalized as a result. If NBR is restricted from paying dividends, Redwood might be unable to pay dividends to its common shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood in the future. The approval of the Office of the Comptroller of the Currency ("OCC") is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Due to this requirement, NBR obtained such approval for its 2003 dividend plan from the OCC in January 2003.

         During the first nine months of 2003, NBR declared a dividend payable to Redwood of $3,300,000. Management believes that as of September 30, 2003, the Company's liquidity position was adequate for the operations of Redwood and NBR.

         Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the nine months ended September 30, 2003, the Company received cash of $6,550,000 from operating activities, while using $14,577,000 in investing activities and $3,961,000 from financing activities.


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

                       This page is page 31 of 44 pages.

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

         The following table summarizes the consolidated capital ratios of the Company and the capital ratios of NBR at September 30, 2003 and December 31, 2002.


                             September 30, 2003                     December 31, 2002
                    -------------------------------------  -------------------------------------
                                     Well-      Minimum                     Well-      Minimum
                         Actual  Capitalized  Requirement       Actual  Capitalized  Requirement
                    -------------------------------------  -------------------------------------
 Company
   Leverage                6.58%       5.00%      4.00%           6.96%      5.00%       4.00%
   Tier 1 risk-based       8.24        6.00       4.00            9.18       6.00        4.00
   Total risk-based       12.28       10.00       8.00           10.72      10.00        8.00

 NBR
   Leverage                8.01%       5.00%      4.00%           7.35%      5.00%       4.00%
   Tier 1 risk-based      10.03        6.00       4.00            9.68       6.00        4.00
   Total risk-based       11.29       10.00       8.00           10.94      10.00        8.00


         The Company has announced authorizations to repurchase up to 533,250 of common shares. To date, 525,900 shares have been repurchased. In the quarter ended September 30, 2003, the Company purchased 170,395 shares under the program at an average price per share of $25.76. For the nine months ended September 30, 2003, the Company has purchased 239,946 shares under the program at an average price per share of $23.80. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions. All share and average price per share numbers herein have been adjusted for the three-for-two stock splits announced September 20, 2001 and July 16, 2003.


                       This page is page 32 of 44 pages.

Trust Preferred Securities

         On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTI Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the RSTI Capital Securities. Distributions on the RSTI Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. These securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of September 30, 2003, the outstanding principal balance of the RSTI Capital Securities was $10,000,000.

         The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the RSTI Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the FRB, if then required, the RSTI Capital Securities are redeemable prior to the maturity date of February 22, 2031, at the option of the Company; on or after February 22, 2021 at par; on or after February 22, 2011 at a premium; or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the RSTI Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

         On July 22, 2003, Redwood Statutory Trust II ("RSTII"), a wholly owned subsidiary of the Company, closed a financing of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the financing were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTII Capital Securities. The sole assets of RSTII are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTII under the RSTII Capital Securities. Distributions on the RSTII Capital Securities, which are payable quarterly at the annual rate of 6.35% for the first five years and then reset to the three month LIBOR plus 3.1% per annum, will be included in interest expense in the consolidated financial statements. While these securities can be considered Tier I capital under current regulatory guidelines, as a result of certain limitations applicable, they currently qualify as Tier II regulatory capital. As of September 30, 2003, the outstanding principal balance of the RSTII Capital Securities was $10,000,000.

         The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the RSTII Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the FRB, if then required, the RSTII Capital Securities are redeemable prior to the maturity date of July 22, 2033, at the option of the Company; on or after July 22, 2008 at par; or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the RSTII Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

                       This page is page 33 of 44 pages.

         The principal balance of the RSTI Capital Securities and the RSTII Capital Securities constitutes the trust preferred securities in the Company's financial statements.


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

                       This page is page 34 of 44 pages.

         Merchant credit card processing services are highly regulated by credit card associations such as Visa. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. If the Company fails to comply with these credit card association standards, the Company's status as a member service provider and as a certified processor could be suspended or terminated. During November 1999, Visa adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affected the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average. At September 30, 2003 (the most recent period available from Visa), the Company's overall fraud ratio was less than the Visa requirement. Other Visa changes included the requirement that total processing volume in certain high-risk categories (as defined by Visa) be less than 20% of total processing volume. At September 30, 2003, the Company's total Visa transactions within these certain high-risk categories were 1.63% of its total Visa processing volume. Other changes Visa announced included a requirement that weekly Visa volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital or that aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount. At September 30, 2003, the Company's weekly Visa volume was 55% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 6.30% of tangible equity capital and the aggregate charge-backs for the quarter were .26% of the interchange count and .29% of the interchange amount. Merchant bankcard participants, such as the Company, must comply with these Visa rules by filing a compliance plan with Visa. At September 30, 2003, the Company is in compliance with all rule changes that went into effect on March 31, 2001, based on Visa's acceptance of the Company's compliance plan. Should the Company be unable to comply with these rules, Visa will require collateral of one to four times the shortfall.

         In 1996, Wal-Mart Stores, Inc. and several other retailers sued Visa and Mastercard in cases now pending in federal court in New York, asserting that Visa and Mastercard's rules regarding uniform acceptance of all Visa and Mastercard credit and debit cards were an illegal tying arrangement. Prior to trial, Visa and Mastercard agreed to settle these cases. The settlements reportedly remain subject to court approval. Neither the Company nor NBR are a party to these suits, and neither will be directly liable for these settlements. However, Visa or Mastercard may seek to assess, or assert claims against, their members to fund the settlements. The merchant credit card segment's net income comprised approximately 19% of the Company's consolidated net income for the three and nine months ended September 30, 2003. We cannot predict the effect that the settlements or any direct claim asserted against members will have on the competitive environment or our future earnings from merchant bankcard operations.

                       This page is page 35 of 44 pages.

         Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At September 30, 2003, approximately 83% of the dollar value of the Company's loans were secured by real estate, of which 52% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located in Northern and Central California. The ability of the Company to continue to originate mortgage, construction and other loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, floods or wildfires, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, the long-term impact of the California energy crisis, the decline in the technology sector in Northern California and the recent budgetary crisis and gubernatorial recall and continuing fiscal difficulties in the California state government may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral in California, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

         California Energy and Governmental Fiscal Crisis. Due to problems associated with the deregulation of the electrical power industry in California, California utilities and other energy industry participants have experienced difficulties with the supply and price of electricity and natural gas. The California energy situation continues to be fluid and subject to many uncertainties and a number of lawsuits and regulatory proceedings have been commenced concerning various aspects of the current energy situation. The long-term impact of the energy crisis in California on the Company's markets and business cannot be predicted, but could result in a sustained period of economic difficulties. In addition, economic conditions in California are subject to uncertainties resulting from the California state government's recent budgetary crisis and gubernatorial recall and continuing fiscal difficulties. These events could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on the Company's financial condition and results of operations.

         War on Terrorism. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, ongoing acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats, contributed to the downturn in U.S. economic conditions experienced recently, have resulted in increased uncertainty regarding the economic outlook and could further adversely affect business and economic conditions in the U.S. generally and in our principal markets. Past experience suggests that shocks to American society of far less severity have resulted in a temporary loss of consumer and business confidence and a reduction in the rate of economic growth. Deterioration in either the U.S. or the California economy could adversely affect the Company's financial condition and results of operations.


                       This page is page 36 of 44 pages.

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



                       This page is page 37 of 44 pages.

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

         As of September 30, 2003, other than NBR Real Estate Investment Trust and the REMIC, (discussed elsewhere in this report), we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of NBR's assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company's interest bearing liabilities and all of the Company's interest earning assets are located at NBR (or in its wholly owned subsidiary), all of the Company's interest rate risk exposure lies at the NBR level. As a result, all significant interest rate risk management procedures are performed at the NBR level. Based upon the nature of its operations, NBR is not subject to foreign currency exchange or commodity price risk. NBR's real estate loan portfolio, concentrated primarily within Northern and Central California, is subject to risks associated with the local economy. The Company does not own any trading assets.



                       This page is page 38 of 44 pages.

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





                       This page is page 39 of 44 pages.

        The following table sets forth, as of September 30, 2003, the distribution of repricing opportunities for NBR's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.


                                                    After Three After Six   After One
                                           Within   Months but  Months but  Year But
                                           Three    Within Six  Within One   Within    After Five
                                           Months     Months       Year    Five Years    Years       Total
                                        -----------------------------------------------------------------------

                                                                (Dollars in thousands)
Interest earning assets:
Federal funds sold                          $5,000    $    ---   $    ---    $    ---   $    ---      $5,000
Investment securities and other              2,609       2,652     12,894      27,173     21,717      67,045
Mortgage loans held for sale                   455         ---        ---         ---        ---         455
Loans                                       85,004      33,700     38,700     153,482    101,039     411,925
                                        -----------------------------------------------------------------------
   Total interest-earning assets            93,068      36,352     51,594     180,655    122,756     484,425
                                        -----------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts      152,487         ---        ---         ---        ---     152,487
Time deposits                               51,988      38,740     94,717      12,004        ---     197,449
Trust preferred securities                     ---         ---        ---         ---     20,000      20,000
Short-term borrowings                        4,199         ---        ---         ---        ---       4,199
                                        -----------------------------------------------------------------------
  Total interest-bearing liabilities       208,674      38,740     94,717      12,004     20,000     374,135
                                        -----------------------------------------------------------------------

Interest rate sensitivity gap            ($115,606)    ($2,388)  ($43,123)   $168,651   $102,756
                                        ===========================================================
Cumulative interest rate sensitivity gap  (115,606)   (117,994)  (161,117)      7,534    110,290

Interest rate sensitivity gap ratio            0.45        0.94       0.54       15.05       6.14
Cumulative interest rate sensitivity
  gap ratio                                    0.45        0.52       0.53        1.02       1.29


         Interest-bearing transaction accounts, which consist of money market and savings deposit accounts, are classified as repricing within three months. Some of these deposits may be repriced at management's option, and therefore a decision not to reprice such deposits could significantly alter NBR's net interest margin.

         Management expects that, in a declining interest rate environment, NBR's net interest margin would be expected to decline, and, in an increasing interest rate environment, NBR's net interest margin would tend to increase. NBR has experienced greater mortgage lending activity through mortgage refinancings and financing new home purchases as rates declined, and may increase its net interest margins in an increasing rate environment if more traditional commercial bank lending becomes a higher percentage of the overall earning assets mix. There can be no assurance, however, that under such circumstances NBR will experience the described relationships to declining or increasing interest rates.

                       This page is page 40 of 44 pages.

         On a quarterly basis, NBR's management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of NBR's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of NBR's equity. This theoretical market value of NBR's equity is calculated by discounting cash flows associated with NBR's assets and liabilities. The following is a summary of interest rate risk exposure as of September 30, 2003 as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of up to 200 basis points up and 200 basis points down.


         September 30, 2003
         ------------------
                                             Change in Annual                        Change in
         Change in Interest Rate            Net Interest Income                 Market Value of Equity
         -----------------------            -------------------                 ----------------------
               +200                               $396,000                         ($14,347,000)
               +100                                $96,000                          ($7,920,000)
               -100                               ($15,000)                          $5,740,000
               -200                              ($817,000)                         $12,627,000


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


Item 4.    Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of September 30, 2003, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Controls. Such officers have also concluded that there were no significant changes in the Company's internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                       This page is page 41 of 44 pages.

PART II  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

  a) Exhibits.

  31.1 Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.


  b) Reports on Form 8-K

     1. Form 8-K filing dated July 9, 2003 reporting under Item 5 thereof, announcement of declaration of quarterly dividend.

     2. Form 8-K filing dated July 21, 2003 reporting under Item 7 and 9 thereof, announcement of financial results for the second quarter of 2003 and announcement of 3-for 2 stock split.

     3. Form 8-K filing dated July 28, 2003 reporting under Item 5 thereof, announcement of completion of trust preferred financing.

     4. Form 8-K filing dated August 5, 2003, reporting under Item 5 thereof, announcement of partial completion of stock repurchase program and authorization of an additional 331,000 share repurchase program.

     5. Form 8-K filing dated August 26, 2003, reporting under Item 5 thereof, announcement of senior executive officer resignation.



                       This page is page 42 of 44 pages.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             REDWOOD EMPIRE BANCORP
                                  (Registrant)




Date:  11/13/03              By: /s/ Kim C. McClaran
       --------                  -------------------------------------
                                 Kim C. McClaran
                                 Vice President and
                                 Interim Chief Financial Officer

                       This page is page 43 of 44 pages.

                                Index of Exhibits



Exhibit Number


31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.





                       This page is page 44 of 44 pages.