Form 10-K
period 2003-12-31
REDWOOD EMPIRE BANCORP
filed 2004-03-30
CIK 840007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003
                                       or
[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
             For the transition period from __________ to __________

                         Commission file number: 0-19231

                             REDWOOD EMPIRE BANCORP
             (Exact Name of Registrant as Specified in Its Charter)

                   California                            68-0166366
         -----------------------------------            -----------
         (State or Other Jurisdiction of              (IRS Employer
         Incorporation or Organization)              Identification No.)

         111 Santa Rosa Avenue, Santa Rosa, California    95404-4905
         ---------------------------------------------    ----------
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

         The aggregate market value of the Registrant's common stock held by non-affiliates on June 30, 2003 (based on the closing sale price of the Common Stock) was $45,983,175.

As of March 8, 2004 there were 4,939,045 shares outstanding of the Registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this Form 10-K:



              DOCUMENT                                  FORM 10-K REFERENCE

 Redwood's Definitive Proxy Statement                        Part III
 For the 2004 Annual Meeting of Shareholders

                                                    TABLE OF CONTENTS


                                                                                                                      Page
                                                          PART I

Forward-Looking Information............................................................................................. 4
Item 1.           Business.............................................................................................. 5
Item 2.           Properties........................................................................................... 22
Item 3.           Legal Proceedings.................................................................................... 22
Item 4.           Submission of Matters to a Vote of Security Holders.................................................. 22



                                                          PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters............................ 23
Item 6.           Selected Financial Data.............................................................................. 24
Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operation................................................................................. 25
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk........................................... 51
Item 8.           Financial Statements and Supplementary Data.......................................................... 55
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure........................................................................................... 92
Item 9A.          Controls and Procedures.............................................................................. 92



                                                         PART III

Item 10.          Directors and Executive Officers of the Registrant................................................... 92
Item 11.          Executive Compensation................................................................................92
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........93
Item 13.          Certain Relationships and Related Transactions........................................................94
Item 14.          Principal Accountant Fees and Services................................................................94


                                                          PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................... 94

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

     o Uncertainty regarding the economic outlook resulting from the continuing war on terrorism and foreign hostilities, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism.

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

     o    Changes in the securities markets.

     o A decline in the health of the Northern California economy, including the decline in the technology sector and any negative effect of the budgetary crisis and continuing fiscal difficulties of the State of California.

     o    Certain operational risks involving data processing systems or fraud.

     o The proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard setting bodies.



           The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to "Certain Important Considerations for Investors" in
Item 1, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 and other information in this Report.



Item 1.      Business

         Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a bank holding company headquartered in Santa Rosa, California, and operating in Northern California with three wholly-owned subsidiaries, National Bank of the Redwoods, a national bank ("NBR" or the "Bank"), Redwood Statutory Trust I and Redwood Statutory Trust II, both Connecticut statutory trusts. A previously owned subsidiary of the Company, Allied Bank, F.S.B., a federal savings bank ("Allied"), merged with its sister subsidiary, NBR, in March 1997.

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

         On November 4, 1994, Codding Bank, a multiple-branch California chartered bank based in Rohnert Park, California ("Codding"), with total assets of approximately $42 million, was purchased for $7,028,000 in cash, including merger related expenses, and merged into NBR.

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

         On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTI Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the RSTI Capital Securities. Distributions on the RSTI Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. The subordinated debentures are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2003, the outstanding principal balance of the RSTI Capital Securities was $10,000,000.

         The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the RSTI Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve Board ("FRB"), if then required, the RSTI Capital Securities are redeemable prior to the maturity date of February 22, 2031, at the option of the Company; on or after February 22, 2021 at par; or on or after February 22, 2011 at a premium; or upon the occurrence of specific events set forth in the trust indenture. The Company has the option to defer distributions on the RSTI Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

         On January 15, 2002, NBR formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to provide an additional vehicle to raise capital and to better organize and market the origination of real estate secured loans.

         On July 22, 2003, Redwood Statutory Trust II ("RSTII"), a wholly owned subsidiary of the Company, closed a financing of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the financing were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTII Capital Securities. The sole assets of RSTII are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTII under the RSTII Capital Securities. Distributions on the RSTII Capital Securities, which are payable quarterly at the annual rate of 6.35% for the first five years and then reset to the three month LIBOR plus 3.1% per annum, are included in interest expense in the consolidated financial statements. While the subordinated debentures can be considered Tier 1 capital under current regulatory guidelines, as a result of certain limitations applicable, they currently only qualify as Tier 2 regulatory capital. As of December 31, 2003, the outstanding principal balance of the RSTII Capital Securities was $10,000,000.

         The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the RSTII Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the FRB, if then required, the RSTII Capital Securities are redeemable prior to the maturity date of July 22, 2033, at the option of the Company; on or after July 22, 2008 at par; or upon occurrence of specific events set forth in the trust indenture. The Company has the option to defer distributions on the RSTII Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

         Prior to 2003, RSTI was consolidated in the Company's financial statements with the trust preferred securities issued by the trust reported in liabilities as "trust preferred securities" and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, RSTI and RSTII are not consolidated with the Company. Accordingly, the amounts previously reported as "trust preferred securities" in liabilities have been recaptioned "subordinated debentures" and continue to be presented in liabilities on the balance sheet. At December 31, 2003 and 2002, the amount of the subordinated debentures and trust preferred securities were the same. The effect of no longer consolidating the trusts does not change the amounts reported as the Company's assets, liabilities, equity or interest expense.

         Further, as a result of FASB's Interpretation No. 46, questions were raised about whether trust preferred securities would still qualify for treatment as Tier 1 capital. In July of 2003, the FRB instructed bank holding companies to continue to include trust preferred securities in Tier 1 capital for regulatory capital purposes, until notice is given to the contrary. At December 31, 2003, due to certain limitations applicable under current regulatory guidelines, the Company had outstanding $8,710,000 of trust preferred securities associated with RSTI that was considered Tier 1 capital. The Company does not expect the final rules, when implemented, will result in the immediate elimination of these securities as Tier 1 capital. These securities comprised 25% of the Company's Tier 1 capital as of December 31, 2003. If it were determined that these securities do not qualify as Tier 1 capital, the Company would still meet the requirements for well-capitalized institutions as of December 31, 2003.


         (b)  Financial Information About Industry Segments.

         The Company operates in two principal industry segments: core community banking and merchant card services. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. As of December 31, 2003, the Company's merchant card services industry group provided credit card settlement services for approximately 35,000 merchants located throughout the United States. For additional information concerning financial information about industry segments, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7, under the caption "Business Segments".

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

         The primary sources of funds for NBR's commercial and residential lending programs are local deposits, proceeds from loan sales, loan payments, and other borrowings. NBR attracts deposits primarily from local businesses, professionals and retail customers. NBR's primary deposit market areas include the counties of Sonoma, Mendocino and Lake. Sonoma, Mendocino and Lake Counties have benefited from the migration of population and businesses into the area, as well as growth in established firms and industries. These counties have generally exceeded the growth in population and economic activity of California as a whole. NBR generally does not purchase deposits through deposit brokers and had no brokered deposits at December 31, 2003. In addition to deposits, NBR may obtain other borrowed funds through its membership in the Federal Home Loan Bank of San Francisco (the "FHLB") and its retention of treasury, tax and loan funds at the Federal Reserve Bank of San Francisco.

           As of December 31, 2003, the Company provided VISA and Mastercard credit card processing and settlement services for approximately 35,000 merchants located throughout the United States. In 2003, the Company's processing volume exceeded $1.8 billion. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of independent sales agents and independent sales organizations (individually an "ISO" and collectively "ISOs").

         The Company is regulated by various government agencies, with the primary regulators being the FRB, the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC").

         The Company and its subsidiaries had 159 full-time-equivalent employees at December 31, 2003. Redwood's headquarters are located at 111 Santa Rosa Avenue, Santa Rosa, California 95404-4905, and its telephone number is (707) 573-4800.


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

The USA Patriot Act

         Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") includes numerous provisions for fighting international money laundering and blocking terrorist access to the U.S. financial system. The provisions of Title III of the USA Patriot Act which affect banking organizations, including NBR, relate principally to U.S. banking organizations' relationships with foreign banks and with persons who are resident outside the United States. The USA Patriot Act does not immediately impose any new filing or reporting obligations for banking organizations, but does require certain additional due diligence and record keeping practices.

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

         The Company believes that it complies with all provisions of the GLBA and all implementing regulations, and NBR has developed appropriate policies and procedures designed to meet its responsibilities in connection with the privacy provisions of GLBA.

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

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, subordinated debentures (for up to 25% of total Tier 1 capital), other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets that can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or 10% of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, term preferred stock and other types of preferred stock and subordinated debentures not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

         Under OCC regulations, there are also two rules governing minimum capital levels that OCC-supervised banks, such as NBR, must maintain against the risks to which they are exposed. The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions. The second rule permits limited amounts of unrealized gains on debt and equity securities to be recognized for risk-based capital purposes as of September 1, 1998. The OCC rules also provide that a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well-capitalized under the OCC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

         Effective January 1, 2002, the federal banking agencies, including the OCC, adopted new regulations to change their regulatory capital standards to address the treatment of recourse obligations, residual interests and direct credit substitutes in asset securitizations that expose banks primarily to credit risk. Capital requirements for positions in securitization transactions are varied according to their relative risk exposures, while limited use is permitted of credit ratings from rating agencies, a banking organization's qualifying internal risk rating system or qualifying software. The regulation requires a bank to deduct from Tier 1 capital, and from assets, all credit-enhancing interest-only strips, whether retained or purchased, that exceed 25% of Tier 1 capital. Additionally, a bank must maintain dollar-for-dollar risk-based capital for any remaining credit-enhancing interest-only strips and any residual interests that do not qualify for a ratings-based approach. The regulation specifically reserves the right to modify any risk-weight, credit conversion factor or credit equivalent amount, on a case-by-case basis, to take into account any novel transactions that do not fit well into the currently defined categories.

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

         As of December 31, 2003, NBR's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Company and NBR, compared to the standards for "well-capitalized" bank holding companies and depository institutions, as of December 31, 2003 (amounts in thousands except percentage amounts).

                                                                            The Company
                                              ---------------------------------------------------------------------
                                                        Actual                          Well            Minimum
                                              ------------------------               Capitalized        Capital
                                               Capital           Ratio                  Ratio          Requirement
                                               -------           -----                  -----          -----------

Leverage.....................................  $33,449            6.47%                  5.00%           4.00%
Tier 1 Risk-Based............................   33,449            7.93                   6.00            4.00
Total Risk-Based.............................   50,383           11.94                  10.00            8.00

                                                                             The Bank
                                              ---------------------------------------------------------------------
                                                        Actual                          Well            Minimum
                                              ------------------------               Capitalized        Capital
                                               Capital           Ratio                  Ratio          Requirement
                                               -------           -----                  -----          -----------

Leverage.....................................  $39,013            7.59%                  5.00%            4.00%
Tier 1 Risk-Based............................   39,013            9.29                   6.00             4.00
Total Risk-Based.............................   44,286           10.55                  10.00             8.00


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

         In February 2004, NBR received approval from the OCC for its 2004 dividend plan. In 2003, 2002 and 2001, NBR declared dividends payable to Redwood of $6,700,000, $6,600,000 and $5,900,000.

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

Community Reinvestment Act and Fair Lending

         The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

Corporate Governance Reforms

         On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This legislation addresses accounting oversight and corporate governance matters, including:

     o the creation of a five-member oversight board with investigative and disciplinary powers to set standards for accountants;

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

     o    enhanced controls on, and reporting of, insider trading; and

     o prohibition on lending to officers and directors of public companies, although NBR may still make these loans within the constraints of existing banking regulators.

         The Nasdaq National Market has enacted additional corporate governance rules that have been approved by the Securities and Exchange Commission. These rules are intended to allow shareholders to more easily and effectively monitor the performance of companies and directors.

The Company has implemented procedures designed to comply with these new corporate governance rules. The Company continues to evaluate what impact this law, its implementing regulations and the amended Nasdaq rules will have upon our operations, including a likely increase in certain outside professional costs.


Pending Legislation and Regulations and Accounting Guidance

         Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. Accounting standards and interpretations currently affecting the Company and its subsidiaries may also change at any time. The likelihood and timing of any such changes and the impact such changes might have on the Company and its financial condition and results of operations cannot be determined at this time.


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

Certain Important Considerations for Investors

         Merchant Credit Card Processing. The Company's profitability can be negatively impacted should one of the Company's merchant credit card customers be unable to pay on charge-backs from cardholders. Due to contractual obligations between the Company and VISA and Mastercard, NBR stands in the place of the merchant in the event that a merchant refuses, or is unable, due to bankruptcy or other reasons, to pay on charge-backs from cardholders. Management has taken certain actions to decrease the risk of merchant bankruptcy associated with its merchant credit card business. These steps include the discontinuance of high-risk accounts. Chargeback exposure can also result from fraudulent credit card transactions initiated by merchant customers. To mitigate merchant fraud risk, the Company employs certain underwriting standards when accepting a new merchant. Further, the Company monitors merchant activity for unusual transactions. In addition, the Company bears the risk of merchant nonpayment of applicable interchange, assessment and other fees. Failure by the merchants to pay such fees may adversely affect the Company's revenues. The Company utilizes ISOs to acquire merchant credit card customers. The Company's ability to maintain and grow net revenue from its merchant credit card processing operation is dependent upon maintaining growing proprietary accounts.

         Merchant credit card processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. If the Company fails to comply with these credit card association standards, the Company's status as a member service provider and as a certified processor could be suspended or terminated. During November 1999, VISA adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affected the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average of ..1%. At December 31, 2003 the Company's overall fraud ratio was .2% compared to the VISA requirement. Other VISA changes included the requirement that total processing volume in certain high-risk categories (as defined by VISA) be less than 20% of total processing volume. At December 31, 2003, the Company's total VISA transactions within these certain high-risk categories were 3.3% of its total VISA processing volume. Other changes VISA announced included a requirement that weekly VISA volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital or the aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount. At December 31, 2003, the Company's weekly VISA volume was 47.5% of the Company's tangible equity capital and aggregate charge-backs for the previous six months were 3.31% of tangible equity capita,l and the aggregate charge-backs for the quarter were .18% of the interchange count and .24% of the interchange amount. Merchant bankcard participants, such as the Company, must comply with these VISA rules by filing a compliance plan with VISA. At December 31, 2003, the Company is in compliance with all rule changes that went into effect on March 31, 2001, based on VISA's acceptance of the Company's compliance plan. Should the Company be unable to comply with these rules, VISA will require collateral of one to four times the short fall.

         In 1996, Wal-Mart Stores, Inc. and several other retailers sued VISA and Mastercard in cases now pending in federal court in New York, asserting that VISA and Mastercard's rules regarding uniform acceptance of all VISA and Mastercard credit and debit cards were an illegal tying arrangement. Prior to trial, VISA and Mastercard agreed to settle these cases. On January 23, 2004, the Federal District Court for the Eastern District of New York approved this settlement, which became effective January 1, 2004. Neither the Company nor NBR are a party to these suits, and neither will be directly liable for these settlements. However, VISA or Mastercard may seek to assess, or assert claims against, their members to fund the settlements. The merchant credit card segments' net income comprised approximately 20% of the Company's consolidated net income at December 31, 2003. We cannot predict the effect that the settlements or any direct claim asserted against members will have on the competitive environment or our future earnings from merchant bankcard operations.

         Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At December 31, 2003, approximately 84% of the Company's loans were secured by real estate, of which 54% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located within Northern and Central California. The ability of the Company to continue to originate mortgage, construction and other loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes or floods, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). Due to the concentration of the Company's real estate collateral in California, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

         California Economic Conditions and Governmental Fiscal Crisis. A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, and the California state government's budgetary crisis and continuing fiscal difficulties. If economic conditions in California decline, we expect that our level of problem assets could increase. California's state government has undergone serious fiscal and budget crises in the recent past. The State of California is also a customer of the Company and NBR. While the California electorate on March 2, 2004, approved various ballot measures aimed at addressing this situation, including a $15 billion bond issue, the long-term impact of this situation on the California economy and the Company's markets cannot be predicted. These events could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on the Company's financial condition and results of operations.

         War on Terrorism; Foreign Hostilities. Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats, may result in a downturn in U.S. economic conditions and could adversely affect business and economic conditions in the U.S. generally and in our principal markets. The recent war in Iraq has also generated various political and economic uncertainties affecting the global and U.S. economies. Deterioration in either the U.S. or the California economy could adversely affect the Company's financial condition and results of operations.

         Government Regulation. Redwood and its subsidiaries are subject to extensive federal and state governmental supervision, regulation and control, and future legislation and government policy could adversely affect the financial industry. Although the full impact of such legislation and regulation cannot be predicted, future changes may alter the structure of and competitive relationship among financial institutions. The Company's business may be adversely affected by any future changes in laws, regulations, policies or interpretations, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and future acts of terrorism, and the Enron Corporation, WorldCom, Inc. and other major U.S. corporate bankruptcies and reports of accounting irregularities at public companies, including various large and publicly traded companies. Additionally, the Company's business is affected significantly by the fiscal and monetary policies of the federal government and its agencies, particularly the FRB, which regulates the supply of money and credit in the U.S. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on our business, financial condition and results of operations.

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

         The Company's accounting policies are fundamental to understanding management's discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by the Company are presented in Note B to the Consolidated Financial Statements. The Company has identified its policy on the allowance for loan losses to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available. Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan and lease portfolio. Actual loses could differ significantly from the historical loss factors that we use. The loan portfolio represents the largest asset type on the Consolidated Statement of Condition. Note B to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7.

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

         As of December 31, 2003, other than NBR Real Estate Investment Trust and the REMIC (discussed elsewhere in this Report), we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties. For more information regarding contractual obligations and commitments, please see "Mortgage Repurchase Commitments", "Investment in REMIC" and "Contractual Obligations and Commitments" in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7.

Item 2.           Properties

         The Company owns one depository branch and leases seven other locations used in the normal course of business. In addition, the Company leases certain equipment. There are no contingent rental payments and the Company has three sublease arrangements. Total rental expenses under all leases, including premises, totaled $1,317,000, $1,326,000 and $1,282,000, in 2003, 2002 and 2001.
The expiration dates of the leases vary, with the first such lease expiring during 2004 and the last such lease expiring during 2014. The lease expiring during 2004 is currently in the process of being renegotiated and is expected to be extended for an additional term. The Company maintains insurance coverage on its premises, leaseholds and equipment, including business interruption and record reconstruction coverage.


Item 3.  Legal Proceedings

         Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company or its subsidiaries. Based upon information available to the Company, its review of such lawsuits and claims and consultation with its counsel, the Company believes the liability relating to these actions, if any, would not have a material adverse effect on the Company's financial condition and results of operations.


Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The Company's Common Stock is publicly traded on the NASDAQ National Market under the symbol "REBC". On September 20, 2001 and July 15, 2003, the Company announced three-for-two stock splits of its outstanding shares of common stock. All common stock prices and dividends per share have been restated for the stock splits. As of December 31, 2003, the Company believes, based upon information it has obtained from its transfer agent, there are 1,099 shareholders of record of its Common Stock.

         There are regulatory limitations on cash dividends that may be paid by the Company as well as regulatory limitations on cash dividends that may be paid by NBR to Redwood which could limit the Company's ability to pay dividends. Federal regulatory agencies also have the authority to prohibit the payment of dividends by NBR if a finding is made that such payment would constitute an unsafe or unsound practice, or if NBR became critically undercapitalized. See "Liquidity" in Item 7, "Regulation and Supervision" in Item 1 and Note N to the Company's Consolidated Financial Statements in this Report.


                                                                Redwood Empire Bancorp
                                                                  Common Stock Prices

                              Qtr 1       Qtr 2       Qtr 3       Qtr 4             Qtr 1       Qtr 2       Qtr 3       Qtr 4
                               2002        2002        2002        2002              2003        2003        2003       2003
                            ----------- ----------- ----------- -----------       ----------- ----------- ----------- ----------
High                          $19.20      $21.83      $18.67      $19.55            $20.50      $20.71      $24.95      $26.50
Low                            16.27       17.44       16.80       17.17             17.67       18.50       19.01       23.50
Close                          18.83       18.27       18.00       17.73             20.50       19.01       24.48       26.12

Dividends
Declared per share              $.133       $.133       $.133          $.133          $.167       $.167       $.167          $.170

         The Company currently expects that it will continue to pay comparable cash dividends, however, future dividends are subject to approval by our Board of Directors and will depend upon a number of factors, including future earnings, financial condition, regulatory restrictions, cash needs and general business conditions.

Item 6.       Selected Financial Data

 Summary of Consolidated Financial Data and Performance Ratios

                                                                           At or for the Year ended December 31,
                                                                     2003        2002       2001        2000         1999 (2)
                                                                       (dollars in thousands, except per share data)
 Statements of Operations:
 Total interest income                                             $30,134     $30,536    $33,555      $35,163        $30,633
 Net interest income                                                22,766      20,866     20,104       20,844         19,687
 Provision for loan losses                                             ---         ---        ---          150            750
 Noninterest income                                                  6,833       7,615      6,599        6,106          5,197
 Income from continuing operations                                   7,649       7,961      7,307        6,466          4,599
 Loss from discontinued operations                                     ---         ---        ---          ---           (437)
 Net income                                                          7,649       7,961      7,307        6,466          4,162
 Net income available to common stock shareholders                   7,649       7,961      7,307        6,466          4,162
 Balance Sheets:
 Total assets                                                     $528,900    $513,181   $448,742     $453,439       $423,046
 Total loans                                                       414,521     365,076    351,649      315,101        314,445
 Allowance for loan losses                                           7,162       7,400      7,580        7,674          7,931
 Total deposits                                                    454,782     453,093    397,412      405,333        369,509
 Shareholders' equity                                               27,680      28,807     26,687       35,459         37,444
 Performance and Financial Ratios:
 Return on average assets from continuing operations                 1.48%       1.62%      1.63%        1.47%           1.13%
 Return on average common equity from continuing operations         27.25%      28.98%     26.41%       17.75%          11.70%
 Common dividend payout ratio                                       44.34%      35.08%     18.09%       25.29%          19.51%
 Average equity to average assets from continuing operations         5.43%       5.58%      6.17%        8.30%           9.66%
 Leverage ratio                                                      6.47%       6.59%      7.46%        7.72%           8.66%
 Tier 1 risk-based capital ratio                                     7.93%       8.69%      9.52%        9.99%          11.74%
 Total risk-based capital ratio                                     11.94%      10.36%     11.16%       11.25%          13.01%
 Net interest margin from continuing operations                      4.66%       4.49%      4.78%        5.08%           5.30%
 Noninterest expense from continuing operations to net
    interest income and other noninterest income from
    continuing operations                                           55.41%      56.20%     54.12%       59.18%          66.07%
 Average earning assets to average total assets from
    continuing operations                                           94.44%      94.34%     93.72%       93.50%          91.20%
 Nonperforming assets to total assets                                0.24%       0.54%      0.71%        0.43%           1.52%
 Net loan charge-offs to average loans                               0.06%       0.05%      0.03%        0.12%           0.29%
 Allowance for loan losses to total loans                            1.73%       2.03%      2.16%        2.44%           2.52%
 Allowance for loan losses to nonperforming loans                  565.72%     264.85%    238.66%      637.91%         194.34%
 Share Data (1):
 Common shares outstanding (000)                                     4,951       5,108      5,295        6,431           7,266
 Book value per common share                                         $5.59       $5.64      $5.04        $5.51           $5.15
 Basic earnings per common share:
   Income from continuing operations                                  1.52        1.53       1.32          .94             .61
   Loss from discontinued operations                                   ---         ---        ---          ---           (.06)
   Net income available for common stock shareholders                 1.52        1.53       1.32          .94             .55
   Weighted average shares outstanding (000)                         5,026       5,211      5,555        6,866           7,569
 Diluted earnings per common share:
   Income from continuing operations                                  1.48        1.47       1.27          .92             .59
   Loss from discontinued operations                                   ---         ---        ---          ---           (.06)
   Net income available for common stock shareholders                 1.48        1.47       1.27          .92             .54
   Weighted average shares outstanding (000)                         5,184       5,400      5,738        6,996           7,776
 Cash dividends per common share                                      $.67        $.53       $.25         $.25            $.11


(1)      Restated for 2001 and 2003 3-for-2 stock splits.
(2) Amounts previously reported as an extraordinary loss for the year ended December 31, 1999 have been reclassified to other expense in order to comply with FASB Statement No. 145. The related ratios and per share data have been restated to give effect to this reclassification.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

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

     o Uncertainty regarding the economic outlook resulting from the continuing war on terrorism and foreign hostilities, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism.

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

     o    Changes in the securities markets.

     o A decline in the health of the Northern California economy, including the decline in the technology sector and any negative effect of the budgetary crisis and continuing fiscal difficulties of the State of California.

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

Executive Summary

         The Company derives its income from two principal sources: (1) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities; and (2) non interest income or fee income, which includes fees earned on deposit services, fees earned from servicing loans for investors, fees from processing services, electronic-based cash management services and merchant credit card processing.

         The following analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Redwood Empire Bancorp and related notes thereto included in this Report. Average balances, including such balances used in calculating financial and performance ratios, are generally daily averages for NBR, which management believes are representative of the operations of the Company.

         In 2003, the Company reported net income of $7,649,000, or $1.48 diluted per share, as compared to 2002 and 2001 net income of $7,961,000, or $1.47 diluted per share, and $7,307,000, or $1.27 diluted per share.

         Return on average assets for the year ended December 31, 2003 was 1.48% as compared to 1.62% and 1.63% for the years ended December 31, 2002 and 2001. Return on average common equity was 27.25% for the year ended December 31, 2003, as compared to 28.98% and 26.41% for the years ended December 31, 2002 and 2001.

         The Company's results in 2003 decreased from 2002. During the fourth quarter of 2003, the Company charged $767,000 to income tax expense related to the reversal of certain previously recognized net state tax benefits related to the Company's Real Estate Investment Trust (REIT). As a result of this tax benefit reversal, the Company's effective tax rate increased from 36.2% in 2002 to 42.0% in 2003. Despite this charge, net income before income taxes increased $723,000 or 6% to $13,199,000 in 2003 as compared to $12,476,000 in 2002. For further information, see "Results of Operations - Income Taxes" in this section.

         The Company's results in 2002 improved from 2001. Improvement was shown in noninterest income, which increased $1,016,000 to $7,615,000 in 2002 as compared to $6,599,000 in 2001, and net interest income, which increased $762,000 to $20,866,000 in 2002 as compared to $20,104,000 in 2001. In addition, net income increased due to a decline in the Company's effective tax rate from 40.4% in 2001 to 36.2% in 2002. For further information, see "Results of Operations - Income Taxes" in this section.

Significant Accounting Policies and Significant Estimates

         The Notes to the Consolidated Financial Statements contain a summary of the Company's significant accounting policies, including a discussion of recently issued accounting pronouncements. Certain of these policies as well as estimates made by management are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. Additional information about these policies can be found in Note B to the Consolidated Financial Statements.

Results of Operations

         Net Interest Income. For 2003, the Company's net interest income amounted to $22,766,000 as compared to $20,866,000 in 2002 and $20,104,000 in
2001. This represents an increase of $1,900,000 or 9% in 2003, an increase of $762,000 or 4% in 2002 and a decrease of $740,000 or 4% in 2001, in each case as compared to prior year. The increase in 2003 as compared to 2002 is due to an increase in average earning assets of $24,021,000 from $464,613,000 in 2002 to $488,634,000 in 2003. The increase in 2002 as compared to 2001 is also due to an increase in average earning assets of $44,273,000 from $420,340,000 in 2001 to $464,613,000 in 2002, offset by a decline in the net interest margin from 4.78% in 2001 to 4.49% in 2002. Such decline in the net interest margin is primarily due to the lower interest rate environment and the Company carrying $29,948,000 in lower yielding overnight investments during 2002 as compared to $17,552,000 in 2001.

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

                                             2003                            2002                           2001
                                  ----------------------------  --------------------------------------------------------------
                                    Average           Yield/      Average             Yield/     Average             Yield/
                                    Balance  Interest  Rate       Balance   Interest   Rate      Balance   Interest   Rate
                                  ----------------------------  --------------------------------------------------------------
                                                                    (dollars in thousands)
Assets:
Portfolio loans                      $404,510  $26,613  6.58%      $356,953   $25,678    7.19%    $327,913   $27,904    8.51%
Mortgage loans held for sale              403       23  5.71            307        24    7.82          ---       ---    ---
Investment securities (1)              79,672    3,455  4.34         77,405     4,335    5.60       74,875     4,879    6.52
Federal funds sold                      4,049       43  1.06         29,948       499    1.67       17,552       772    4.40
                                  --------------------         ----------------------         ----------------------
    Total earning assets              488,634   30,134  6.17        464,613    30,536    6.57      420,340    33,555    7.98
                                               -------                        -------                        -------
Other non-earning assets               36,241                        35,396                         35,841
Allowance for loan losses              (7,492)                       (7,543)                        (7,673)
                                  ------------                  -------------                  -------------
    Total average assets             $517,383                      $492,466                       $448,508
                                  ============                  =============                  =============

Liabilities and Shareholders' Equity:
Interest bearing transaction
accounts                             $149,036    1,396  0.94       $123,068     1,618    1.31     $123,537     2,762    2.24
Time deposits                         205,855    4,600  2.23        217,332     6,961    3.20      186,011     9,668    5.20
Subordinated debentures                14,914    1,283  8.60         10,000     1,003   10.03        8,700       882   10.14
Other borrowings                        6,313       89  1.41          4,169        88    2.11        3,360       139    4.14
                                  --------------------         ----------------------         ----------------------
    Total interest bearing
    liabilities                       376,118    7,368  1.96        354,569     9,670    2.73      321,608    13,451    4.18
                                                ------------                   --------------                ---------------
Non-interest bearing demand deposits  101,091                        99,148                         88,909
Other non-interest bearing liabilities 12,101                        11,274                         10,322
Shareholders' equity                   28,073                        27,475                         27,669
                                  ------------                  -------------                  -------------
 Total average liabilities and
     shareholders' equity            $517,383                      $492,466                       $448,508
                                  ============                  =============                  =============
Net interest spread                                     4.21                             3.84                           3.80
                                                      ========                       ==========                     ==========
Net interest income and
  net interest margin                          $22,766  4.66%                 $20,866    4.49%               $20,104    4.78%
                                             =================              ===================            ===================


(1) Investment securities are shown with the fair value adjustment included.

         The Company's average earning assets for 2003 increased approximately 5%, or $24,021,000, to $488,634,000, as compared to $464,613,000 for 2002.
Average earning assets increased approximately 11%, or $44,273,000, in 2002 as compared to 2001. During 2003 and 2002, the increase in average earning assets was driven by strong deposit growth. The increase in earning assets during 2003 and 2002 resulted primarily from an increase of $32,896,000 and $33,347,000 in average outstanding commercial real estate loans.

         With the increase in average earning assets in 2003 discussed above, the Company's funding levels also increased. The average balance of interest bearing transaction accounts increased $25,968,000 during 2003, which partially offset a decrease in higher cost time deposits of $11,477,000. Time deposits increased $31,321,000 in 2002 compared to an increase of $5,881,000 in 2001. The growth in time deposits in 2002 was a result of the successful introduction of the Company's liquid CD product. Additionally, average other borrowings increased $2,144,000 in 2003 and $809,000 in 2002.

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

                                                        2003 over 2002                    2002 over 2001
                                                -------------------------------   --------------------------------
                                                  Volume     Rate     Total         Volume     Rate      Total
                                                -------------------------------   --------------------------------
                                                                         (in thousands)
Increase (decrease) in interest income:
Portfolio loans (1), (2)                           $3,243   ($2,308)     $935         $2,332   ($4,558)  ($2,226)
Mortgage loans held for sale                            6        (7)       (1)            24       ---        24
Investment securities                                 124    (1,004)     (880)           160      (704)     (544)
Federal funds sold                                   (321)     (135)     (456)           365      (638)     (273)
                                                -------------------------------   --------------------------------
  Total increase (decrease)                         3,052    (3,454)     (402)         2,881    (5,900)   (3,019)
                                                -------------------------------   --------------------------------

Increase (decrease) in interest expense:
Interest bearing transaction accounts                300      (522)     (222)           (10)   (1,134)   (1,144)
Time deposits                                        (351)   (2,010)   (2,361)         1,437    (4,144)   (2,707)
Trust preferred                                       438      (158)      280            130        (9)      121
Other borrowings                                       36       (35)        1             28       (79)      (51)
                                                -------------------------------   --------------------------------
  Total increase (decrease)                           423    (2,725)   (2,302)         1,585    (5,366)   (3,781)
                                                -------------------------------   --------------------------------
  Increase (decrease) in net interest income       $2,629     ($729)   $1,900         $1,296     ($534)     $762
                                                ===============================   ================================


(1) Does not include interest income which would have been earned on nonaccrual loans had such loans performed in accordance with their terms.
(2) Amortized loan fees of $571,000, $377,000 and $584,000 are included in interest income for 2003, 2002 and 2001.


         The net interest margin increased to 4.66% for the year ended December 31, 2003, as compared to 4.49% and 4.78% for the years ended December 31, 2002 and 2001. During 2003, the improvement in the Company's net interest margin was attributable to an improvement in the earning asset mix. During 2002 and 2001, the Company's net interest margin was negatively impacted by sluggish loan growth and the decline in the general interest rate environment. In addition, the pooled trust preferred debt financing which funded the Company's stock repurchase plans had a negative impact on the net interest margin of 26 basis points in 2003, 22 basis points in 2002 and 21 basis points in 2001. The yield on average earning assets decreased to 6.17% in 2003 compared to 6.57% in 2002 and 7.98% in 2001.

         The effective rates on average interest-bearing liabilities decreased to 1.96% for 2003 as compared to 2.73% for 2002 and 4.18% for 2001. The decrease in 2003, 2002 and 2001 is attributable to a lower interest rate environment, as discussed above, offset by the impact of the Company's pooled trust preferred debt financing.

         Provision for Loan Losses. Annual fluctuations in the provision for loan losses result from management's regular assessment of the adequacy of the allowance for loan losses. There was no provision for loan losses for the years ended December 31, 2003, 2002 and 2001. The absence of the provision for loan losses was due to the minimal level of loan charge-offs, little change in loan portfolio asset quality and management's assessment of the level of risk in the portfolio. See "Asset Quality" in this section.

         Noninterest Income. During 2003, noninterest income from continuing operations decreased 10%, or $782,000, to $6,833,000 as compared to $7,615,000, for 2002. The Company's noninterest income from continuing operations for 2002 increased by $1,016,000 or 15% from the $6,599,000 it received during 2001. The following table sets forth the sources of noninterest income from continuing operations for the years ended December 31, 2003, 2002 and 2001.

                                                         Year Ended December 31,
                                                      2003        2002         2001
                                                  --------------------------------------
                                                              (in thousands)
  Service charges on deposit accounts                $1,045       $1,188       $1,116
  Merchant draft processing, net                      4,824        5,009        4,240
  Loan servicing income                                 158          268          295
  Net realized gains on
    securities available for sale                        86          294          112
  Gain (loss) on sale of loans                           (9)          13          ---
  Other income                                          729          843          836
                                                  ----------  -----------    ---------
                                                     $6,833       $7,615       $6,599
                                                  ==========  ===========    =========


         Merchant draft processing net revenue amounted to $4,824,000 in 2003, as compared to $5,009,000 in 2002 and $4,240,000 in 2001. The decrease of $185,000 during 2003 as compared to 2002 was due to approximately $120,000 in additional income associated with the recognition of the Company's processing contract with First Data Resources during the third quarter of 2002 and the recognition of an additional $160,000 in revenue associated with a portfolio sale which occurred in the first and second quarters of 2002. The increase of $769,000 during 2002 when compared to 2001 is a result of the Company achieving success in building its overall merchant draft processing business through direct marketing efforts and new independent sales organization (ISO) business.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and VISA and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,310,000 and $1,261,000 as of December 31, 2003 and 2002, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, the historical losses incurred by NBR and management's assumptions regarding merchant and ISO risk. For additional information, please refer to "Certain Important Considerations for Investors" in Item 1 in this Report.

         Loan servicing revenues decreased to $158,000 for the year ended December 31, 2003, compared to $268,000 in 2002, and $295,000 in 2001. The decrease in 2003 and 2002 was due to a decrease in the Company's servicing portfolio. Future loan servicing income will be dependent, in part, on prepayments of loans held in the Company's servicing portfolio.

         During 2003, the Company sold $9,812,000 in investment securities available for sale, and recorded a gain on such sales of $86,000. See Note D to the Consolidated Financial Statements. During 2002, the Company sold $9,025,000 in investment securities available for sale, and recorded a gain on such sales of $294,000.

         Noninterest Expense. Noninterest expense amounted to $16,400,000 in 2003, $16,005,000 in 2002 and $14,451,000 in 2001. This represents an increase of $395,000 or 2% in 2003 when compared to 2002 and an increase of $1,554,000 or 11% in 2002 when compared to 2001.

         Salaries and employee benefits expense for 2003 increased $468,000, or 5%, to $9,435,000, as compared to $8,967,000 for 2002. During 2002 salaries and employee benefits increased $631,000, or 8%, to $8,967,000, as compared to $8,336,000 for 2001. The increase in 2003 is the result of expenses associated with the Company's executive search process, the impact of normal annual salary increases and the increased costs associated with health care and workers' compensation insurance. The increase during 2002 is a result of an increase in the average number of full-time-equivalent staff employed by the Company. The decrease in 2001 is a result of the Company's emphasis on improving efficiency through process improvement and job function consolidation. The Company's full-time-equivalent staff levels were 159, 151, and 148 at December 31, 2003, 2002 and 2001.

         Occupancy and equipment expense was $2,105,000 in 2003, $2,126,000 in 2002, and $2,026,000 in 2001. During 2003 occupancy and equipment expenses declined slightly by $21,000, as compared to an increase of $100,000 in 2002 resulting from normal operating cost increases.

         The following table describes the components of other noninterest expense for the years ended December 31, 2003, 2002 and 2001.

                                                         Year Ended December 31,
                                                     2003          2002         2001
                                                  ---------------------------------------
                                                              (in thousands)
        Professional fees                               $808      $1,119            $360
        Regulatory expense and insurance                 465         420             396
        Postage and office supplies                      516         531             529
        Shareholder expenses and director fees           463         379             377
        Advertising                                      475         400             484
        Telephone                                        384         395             389
        Electronic data processing                     1,170       1,113             944
        Other                                            579         555             610
                                                  ---------------------------------------
                                                      $4,860      $4,912          $4,089
                                                  =======================================



         Other noninterest expenses were $4,860,000 during 2003, a decrease of $52,000, or 1%, when compared to 2002 expenses of $4,912,000. Other noninterest expense increased $823,000 or 20% in 2002 when compared to 2001. The increase during 2002 is in part due to legal and consulting fees of $415,000 associated with certain corporate activities, including exploring strategic options for the Company and its Merchant Card Services segment and $163,000 in expenses incurred in association with the formation of NBR Real Estate Investment Trust.

          Income Taxes. The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The Company's effective tax rate on continuing operations was 42.0% in 2003, 36.2% in 2002 and 40.4% in 2001. The primary reason for the reduction in the Company's effective tax rate in 2002 was the January 15, 2002 formation of NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust ("REIT"). This entity was formed as a subsidiary of NBR to provide an additional vehicle to raise capital and to better organize NBR's marketing and origination of real estate secured lending. As a result of the formation and funding of this entity, along with the one-time benefit associated with the 2002 recapture of only 50% of the Company's California state bad debt reserve, and the allowed permanent deduction of the other 50% of the Company's California state bad debt reserve, the Company's effective tax rate was reduced to 36.2% in 2002. In December 2003, the California Franchise Tax Board announced that it has taken the position that certain tax transactions related to REITs and regulated investment companies
(RICs) will be disallowed. Additionally, there are indications that the State of California may aggressively challenge certain strategies such as REITs, and California is encouraging voluntary compliance with their announced positions with regard to REITs through the passage of Senate Bill 614 and Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. Therefore, in the fourth quarter of 2003 the Company reversed certain previously recognized net state tax benefits related to the REIT and the Company did not recognize any state tax benefit related to the REIT for 2003. As a result, the Company's effective tax rate increased to 42.0% in 2003. The Company believes it is appropriately reserved for REIT tax benefits previously recognized.


Business Segments

         The Company operates in two principal industry segments: core community banking and merchant credit card services. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with treasury and depository activities. As of December 31, 2003, the Company's merchant card services industry group provided credit card settlement services for approximately 35,000 merchants throughout the United States.

         Summary financial data by industry segment follows:


                                                  For the Year Ended,
                                                      December 31,
                                     -----------------------------------------------
                                          2003           2002            2001
                                     -----------------------------------------------
                                                     (in thousands)

    Community Banking:
     Revenue                                $24,070         $22,876         $21,421
     Expenses                                13,502          13,327          12,222
                                     -----------------------------------------------
         Income before income taxes         $10,568          $9,549          $9,199
                                     ===============================================

    Average assets                         $488,297        $465,678        $422,134
                                     ===============================================

    Merchant Credit Card Services:
     Revenue                                 $5,529          $5,605          $5,282
     Expenses                                 2,898           2,678           2,229
                                     -----------------------------------------------
         Income before income taxes          $2,631          $2,927          $3,053
                                     ===============================================

    Average assets                          $29,086         $26,788         $26,374
                                     ===============================================

    Total Company:
     Revenue                                $29,599         $28,481         $26,703
     Expenses                                16,400          16,005          14,451
                                     -----------------------------------------------
         Income before income taxes         $13,199         $12,476         $12,252
                                     ===============================================

    Average assets                         $517,383        $492,466        $448,508
                                     ===============================================


Community Banking

         The Community Banking segment's income before income taxes amounted to $10,568,000 in 2003 as compared to $9,549,000 in 2002 and $9,199,000 in 2001.
The Community Banking segment's revenues increased in 2003 and 2002 as a result of an increase in net interest income. Net interest income increased due to an increase in earning assets, offset by a decline in the general interest rate environment and the issuance of pooled trust preferred debt securities, which have been fully allocated to the Community Banking segment. Additionally, during 2003 and 2002, the Company increased its loan portfolio through marketing efforts. Total average portfolio loans were $404,510,000 in 2003, up from $356,953,000 in 2002.

Merchant Card Services

         As of December 31, 2003, the Merchant Card Services segment provided VISA and Mastercard credit card processing and settlement services for approximately 35,000 merchants located throughout the United States. In 2003, processing volume exceeded $1.8 billion. The Company's merchant card services customer base is made up of merchants located in its primary market area and merchants who have been acquired by the Company through the use of ISOs.

         During 2003, the Merchant Card Services segment's net income decreased due to a decrease in merchant draft processing net revenues and increases in salary and employee benefits expenses. The increase in the segment's salary and employee benefits expense is due to a build-up in sales development personnel. During 2002, the Merchant Card Services segment's net income decreased due to an increase in salaries and employee benefits expenses. The increase in expenses was partially offset by an increase in processing revenue brought about by the Company's efforts to build its overall merchant card services business through direct marketing efforts, new ISO relationships and an increase in the realization in deferred processing revenue associated with certain merchants. During 2001, the Merchant Card Services segment's net income declined due to a decline in processing revenue, which is directly attributable to the expiration of a large merchant credit card processing contract in the fourth quarter of 2000.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and VISA and MasterCard, NBR stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $1,310,000 and $1,261,000 as of December 31, 2003 and 2002, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by NBR, and management's assumptions regarding merchant and ISO risk. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $280,000, $246,000 and $138,000 in 2003, 2002 and 2001. For additional information, please refer to "Certain Important Considerations for Investors" in
Item 1 in this Report.


         The following table summarizes the Company's merchant card allowance for charge-back losses for the periods indicated:

                                            For the Year Ended
                                               December 31,
                                        2003         2002        2001
                                   --------------------------------------
                                              (in thousands)

        Beginning allowance              $1,261        $1,212   $1,277
        Provision for losses                280           246      138
        Recoveries                            7            37      105
        Charge-offs                        (238)         (234)    (308)
                                   --------------------------------------
        Ending allowance                 $1,310        $1,261   $1,212
                                   ======================================


Investment Portfolio

      The Company classifies its investment securities as held to maturity or available for sale. The Company's intent is to hold all securities held to maturity until maturity and management believes that the Company has the ability to do so. Securities available for sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors. The following table summarizes the maturities of the Company's debt securities at their carrying value and their weighted average yields at December 31, 2003. In the following table, yields on tax-exempt securities have been presented on a tax-equivalent basis.

                                                         Available for Sale
                                         After One           After Five
                                          Through             Through             After
                   Within One Year       Five Years          Ten Years          Ten Years             Total
                  ------------------ ------------------  ------------------ ------------------  ------------------
                   Amount   Yield      Amount   Yield      Amount   Yield     Amount   Yield     Amount   Yield
                  ------------------ ------------------  ------------------ ------------------  ------------------
U.S. Government
   obligations     $15,549   1.68 %    $2,153    5.60 %    $ ---     ---      $ ---     ---      $17,702   2.16 %
 Mortgage-backed       ---    ---         ---    ---        4,442    5.32 %    33,400   5.86%     37,842   5.79 %
                  ---------          -----------         ----------         -----------         ---------
   Total           $15,549   1.68 %    $2,153    5.60 %    $4,442    5.32 %   $33,400   5.86 %   $55,544   4.64 %
                  =========          ===========         ==========         ===========         =========

                                                         Held to Maturity
                                                            After Five
                                      After One Through      Through             After
                     Within One Year      Five Years         Ten Years          Ten Years            Total
                  ------------------------------------------------------------------------------------------------
                      Amount   Yield    Amount   Yield     Amount    Yield    Amount    Yield     Amount    Yield
                  ------------------------------------------------------------------------------------------------
                                                   (dollars in thousands)
 Mortgage-backed       $ ---    ---      $ ---    ---         $149  6.50 %     $5,110   5.49 %     $5,259   5.52 %
 Other securities        ---    ---      1,184   4.93 %      3,512  4.31 %      7,611   4.36 %     12,307   4.38 %
                  -----------       -----------         -----------        -----------        ------------
   Total               $ ---    ---     $1,184   4.93 %     $3,661  4.40 %    $12,721   4.81 %    $17,566   4.72 %
                  ===========       ===========         ===========        ===========        ============


     The following table summarizes the book value of the Company's investment securities held on the dates indicated:

                                                                 Available for Sale
                                                                    December 31,
                                                       2003             2002             2001
                                                -----------------------------------------------------
                                                                   (in thousands)
 U.S. Government obligations                            $17,702            $9,372          $10,360
 Mortgage-backed securities                              37,842            71,183           25,390
 Other securities                                           ---               ---            9,308
 FHLB and FRB Stock                                       2,685             2,602            2,515
                                                -----------------------------------------------------
   Total                                                $58,229           $83,157          $47,573
                                                =====================================================


                                                                  Held to Maturity
                                                                    December 31,
                                                       2003             2002             2001
                                                -----------------------------------------------------
                                                                  (in thousands)
 U.S. Government obligations                            $   ---           $   ---           $2,000
 Mortgage-backed securities                               5,259             8,611            9,066
 Other securities                                        12,307             8,153            6,336
                                                -----------------------------------------------------
   Total                                                $17,566           $16,764          $17,402
                                                =====================================================

Loan Portfolio


         The Company concentrates its lending activities in three principal areas: real estate mortgage loans (residential and commercial loans), real estate construction loans and commercial loans. At December 31, 2003, these three categories accounted for approximately 71%, 12% and 13% of the Company's loan portfolio. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, the borrowers' depository relationships with the Company and prevailing money market rates indicative of the Company's cost of funds.

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

                                                                        December 31,
                                   ---------------------------------------------------------------------------------------
                                          2003             2002             2001              2000             1999
                                   ---------------------------------------------------------------------------------------
                                                                       (in thousands)
 Residential real estate mortgage          $108,851          $87,764         $101,175           $98,914         $130,504
 Commercial real estate mortgage            186,185          158,018          121,456            93,091           79,476
 Commercial                                  55,473           62,958           70,438            66,645           61,165
 Real estate construction                    51,154           42,749           46,501            49,460           40,059
 Installment and other                       13,025           14,260           12,567             7,900            4,624
 Net deferred fees                             (167)            (673)            (488)             (909)          (1,383)
                                   ---------------------------------------------------------------------------------------
   Total loans                              414,521          365,076          351,649           315,101          314,445
 Allowance for loan losses                   (7,162)          (7,400)          (7,580)           (7,674)          (7,931)
                                   ---------------------------------------------------------------------------------------
   Net loans                               $407,359         $357,676         $344,069          $307,427         $306,514
                                   =======================================================================================


         Real Estate Mortgage Loans. As of December 31, 2003, the Company's residential mortgage loans totaled $108,851,000, or 26%, of its total loans. These loans were predominantly originated in Sonoma and Mendocino Counties. Total residential loans increased $21,087,000 during 2003 due to normal origination activity. Total residential loans decreased $13,411,000 during 2002 primarily as the result of substantial paydown activity, and increased $2,261,000 during 2001, primarily as the result of normal loan origination activity. During 2000, total residential loans decreased due to the Company's sale of $21,205,000 in single family residential loans and the securitization of another $17,949,000 as part of an asset repositioning strategy. The funds received from the loan sale were used to fund growth in higher yielding relationship-based commercial and commercial real estate loans.

         At December 31, 2003, $66,406,000, or 61%, of the Company's residential real estate mortgage loans were fixed-rate mortgage loans having original terms ranging from one to 30 years. Another $17,874,000, or 16%, were held as adjustable-rate mortgages. The balance of these loans, $24,571,000, or 23%, consisted of multifamily loans and loans on improved single-family lots. The majority of the Company's residential mortgage loans have been underwritten for the Company's portfolio and do not necessarily meet standard underwriting criteria for sale in the secondary market. Approximately 71% of the total amount outstanding had principal balances that were less than $300,000. The Company's residential real estate mortgage loans predominately have loan-to-value ratios of 80% or less, using current loan balances and appraised values as of the time of origination. The Company's general policy is not to exceed an 80% loan-to-value ratio on residential mortgage loans without mortgage insurance.

         As of December 31, 2003, the Company had outstanding $186,185,000 in commercial mortgage loans, which constituted 45% of total loans. Of these loans, 43% were secured by owner-occupied commercial properties and have 5- to 15-year maturities based upon 25- to 30-year amortization periods. The ratio of the loan principal amount to appraised values is generally 75% or less, using appraised values at the time of loan origination, and the loans are for owner-occupied small office buildings or office/warehouses. The Company originates commercial mortgage loans that are guaranteed by the SBA up to 75% of the loan balance and up to 90% of the loan to value. The SBA guaranteed portion of such loans can be sold into the secondary market with the unguaranteed principal balance retained. The aggregate retained unguaranteed principal balance of such loans was $8 million at December 31, 2003. Approximately 29% of the total amount outstanding of commercial mortgage loans had principal balances that were less than $250,000.

           Real Estate Construction Loans. The Company's primary market focus emphasizes individual borrowers and small residential and commercial projects. The economic viability of the project and the borrower's past development record and creditworthiness are primary considerations in the loan underwriting decision. The Company had $51,154,000 in construction loans outstanding at December 31, 2003, comprising 12% of its total loans. These loans were principally located in Northern California. This represents an increase of $8,405,000 or 20% from 2002. During 2002 and 2001, construction loans decreased $3,752,000 or 8% and $2,959,000 or 6% from 2001 and 2000. In 2000 construction loans increased $9,401,000 or 23%. As of December 31, 2003, approximately $15 million of these loans consisted of 31 single-family individual-borrower construction loans, and the remaining loans included 12 subdivision projects, 22 land development projects and 7 commercial projects. At December 31, 2003, the largest single-family construction loan commitment was $3,250,000, and the average commitment was less than $882,000. The largest commitment for a subdivision project was $5,900,000 and the average subdivision commitment was less than $2,500,000. The average commitment for a commercial project was approximately $649,000.

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

         Commercial Loans. Commercial loans consist primarily of short-term financing for businesses and professionals located in Sonoma and Mendocino Counties. At December 31, 2003, these loans totaled $55,473,000, or 13%, of the Company's total loans. This represents a decrease of $7,485,000 or 12%, as compared to a decrease of $7,480,000 or 11% from 2002 and 2001. The decline in commercial loans during 2003 and 2002 is due to normal loan payoffs and the competitive banking environment. The increase in commercial loans of $3,793,000 during 2001 was due to the Company's marketing efforts and a general expansion of businesses within the Company's market area. The commercial loans are diversified as to industries and types of businesses, with no significant industry concentrations. Commercial loan borrowers generally have deposit relationships with the Company. The commercial loans can be unsecured or secured by various assets, including equipment, receivables, deposits and other assets. Commercial loans may be secured by commercial or residential property; however, they are not classified as mortgage loans since these loans are not typically taken out for the purpose of acquiring real estate and the loans are short-term. In these cases, the mortgage collateral is often taken as additional collateral. As of December 31, 2003, the size of individual commercial loans varied widely, with 92% having principal balances less than $350,000. At December 31, 2003, the Company had 10 commercial borrowers whose aggregate individual liability exceeded $2,000,000.

          Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credit that are not reflected in the financial statements. Annual review of the commercial credit lines and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. There were $85,659,000 in undisbursed loan commitments and $5,375,000 in standby letters of credit at December 31, 2003.

         Maturity Distribution. The following table shows the maturity distribution of the Company's commercial and real estate construction loans outstanding as of December 31, 2003, which, based on remaining scheduled repayments of principal, were due within the periods indicated.

                                                       After One
                                             Within     Through    After Five
                                            One Year   Five Years    Years       Total
                                          -------------------------------------------------
                                                           (in thousands)

   Commercial                                  $18,280     $18,288     $18,905     $55,473
   Real estate construction                     39,456      10,036       1,662      51,154
                                          -------------------------------------------------
     Total                                     $57,736     $28,324     $20,567    $106,627
                                          =================================================


   Loans with fixed interest rates             $11,934      $4,323        $288     $16,545
   Loans with variable interest rates           45,802      24,001      20,279      90,082
                                          -------------------------------------------------
     Total                                     $57,736     $28,324     $20,567    $106,627
                                          =================================================


Deposit Structure

         The Company's time deposits of $100,000 or more had the following schedule of maturities at December 31, 2003 (in thousands):

              Remaining Maturity:
                Three months or less                 $31,379
                Over three months to six months       15,824
                Over six months to 12 months          20,375
                Over 12 months                         5,684
                                                     -------
                  Total                              $73,262
                                                     =======


         Time deposits of $100,000 or more are generally from the Company's local business and professional customer base. The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposits, savings and checking accounts. In addition to the Company's local depository offices, it attracts certificates of deposit, primarily from financial institutions throughout the nation, by publishing rates in national publications. These certificates of deposit have often been set at interest rates at local market retail deposit rates to attract deposits. The national deposit market is utilized to supplement the Company's liquidity needs. There can be no assurance that this funding practice will continue to provide deposits at attractive rates or that applicable federal regulations will not limit the Company's ability to attract deposits in this manner. The amount of such deposits was $199,000 and $399,000 as of December 31, 2003 and 2002. The Company generally does not purchase brokered deposits and had no brokered deposits at December 31, 2003. The Company also accepts certificates of deposit from the State of California. Such certificates of deposit amounted to $20,000,000 and $10,000,000 as of December 31, 2003 and 2002. In order to accept deposits from the State of California, the Company is required to pledge investment securities. The carrying amount of such securities amounted to $23,293,000 and $13,016,000 as of December 31, 2003 and 2002.

         The following table sets forth the distribution of the Company's average daily deposits for the periods indicated.

                                                      Year Ended December 31,
                                --------------------------------------------------------------------
                                        2003                  2002                   2001
                                --------------------------------------------------------------------
                                   Amount      Rate      Amount      Rate      Amount       Rate
                                --------------------------------------------------------------------
                                                      (dollars in thousands)
 Transaction accounts:
   Savings & Money Market           $118,438    1.11%      $93,166    1.56%      $95,773    2.59%
   NOW                                30,598    0.27        29,902    0.55        27,764    1.00
   Noninterest bearing               101,091     ---        99,148     ---        88,909     ---
 Time deposits $100,000 and over      73,218    2.08        91,705    3.27       102,185    5.28
 Other time deposits                 132,637    2.32       125,627    3.16        83,826    5.09


         The potential impact on the Company's liquidity from the withdrawal of these deposits is considered in the Company's asset and liability management policies, which attempt to anticipate adequate liquidity needs through its management of investments, federal funds sold, or by generating additional deposits.


Other Borrowings

         NBR has a short term borrowing agreement with the Federal Home Loan Bank of San Francisco (FHLB). This agreement is collateralized by approximately $69,000,000 in residential mortgage loans. Available credit under this line at December 31, 2003 was $38,000,000. Advances can be made on a long-term and short-term basis with a rolling maturity date. On occasion, a borrowing is made on a fixed maturity basis. In such instances, maturities do not extend beyond one year. As of December 31, 2003, there was an outstanding balance of $13,500,000 under this line. Redwood also maintains a $2,500,000 unsecured line of credit with a major financial institution. As of December 31, 2003, there was no outstanding balance under this line. In addition, the Company enters into various short-term borrowing agreements, which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans.

         The following table summarizes the balances outstanding at year end, the highest amount of borrowings outstanding for a month-end during the year, the average balance of borrowings and the weighted average interest rate for the years ended December 31, 2003, 2002 and 2001 (in thousands).

                                                       2003           2002           2001
                                                -------------------------------------------

 Balance, December 31                                $16,265        $12,356         $3,870
 Average balance during the year                       6,313          4,169          3,360
 Weighted average interest rate during the year        1.41%          2.11%          4.14%
 Maximum month-end balance during year               $16,265        $12,356         $6,000
 Date of maximum month-end balance                  December       December      September

Subordinated Debentures/Trust Preferred Securities

         On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTI Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the RSTI Capital Securities. Distributions on the RSTI Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. The subordinated debentures are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2003 and 2002, the outstanding principal balance of the RSTI Capital Securities was $10,000,000.

         The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the RSTI Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the FRB, if then required, the RSTI Capital Securities are redeemable prior to the maturity date of February 22, 2031, at the option of the Company; on or after February 22, 2021 at par; on or after February 22, 2011 at a premium; or upon occurrence of specific events set forth in the trust indenture. The Company has the option to defer distributions on the RSTI Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

         On July 22, 2003, Redwood Statutory Trust II ("RSTII"), a wholly owned subsidiary of the Company, closed a financing of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the financing were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTII Capital Securities. The sole assets of RSTII are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTII under the RSTII Capital Securities. Distributions on the RSTII Capital Securities, which are payable quarterly at the annual rate of 6.35% for the first five years and then reset to the three month LIBOR plus 3.1% per annum, are included in interest expense in the consolidated financial statements. While the subordinated debentures can be considered Tier 1 capital under current regulatory guidelines, as a result of certain limitations applicable, they currently only qualify as Tier 2 regulatory capital. As of December 31, 2003, the outstanding principal balance of the RSTII Capital Securities was $10,000,000.

         The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the RSTII Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the FRB, if then required, the RSTII Capital Securities are redeemable prior to the maturity date of July 22, 2033, at the option of the Company; on or after July 22, 2008 at par; or upon occurrence of specific events set forth in the trust indenture. The Company has the option to defer distributions on the RSTII Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

         Prior to 2003, RSTI was consolidated in the Company's financial statements with the trust preferred securities issued by the trust reported in liabilities as "trust preferred securities" and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, RSTI and RSTII are not consolidated with the Company. Accordingly, the amounts previously reported as "trust preferred securities" in liabilities have been recaptioned "subordinated debentures" and continue to be presented in liabilities on the balance sheet. At December 31, 2003 and 2002, the amount of the subordinated debentures and trust preferred securities were the same. The effect of no longer consolidating the trusts does not change the amounts reported as the Company's assets, liabilities, equity or interest expense.

         Further, as a result of FASB's Interpretation No. 46, questions were raised about whether trust preferred securities would still qualify for treatment as Tier 1 capital. In July of 2003, the FRB instructed bank holding companies to continue to include trust preferred securities in Tier 1 capital for regulatory capital purposes, until notice is given to the contrary. At December 31, 2003, due to certain limitations applicable under current regulatory guidelines, the Company had outstanding $8,710,000 of trust preferred securities associated with RSTI that was considered Tier 1 capital. The Company does not expect the final rules, when implemented, will result in the immediate elimination of these securities as Tier 1 capital. These securities comprised 25% of the Company's Tier 1 capital as of December 31, 2003. If it were determined that these securities do not qualify as Tier 1 capital, the Company would still meet the requirements for well-capitalized institutions as of December 31, 2003.

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

         At December 31, 2003 and 2002, the Company's total recorded investment in impaired loans was $1,266,000 and $2,794,000 of which $1,266,000 and $2,493,000 related to the recorded investment for which there is a related allowance for credit losses of $164,000 and $670,000. The amount of that recorded investment for which there is no related allowance for credit losses was $0 and $301,000 at December 31, 2003 and 2002. At December 31, 2003 and 2002, substantially all of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by the estimated present value of cash flows.

          The average recorded investment in impaired loans during the years ended December 31, 2003, 2002 and 2001 was $1,798,000, $1,866,000 and
$2,973,000. The related amount of interest income recognized during the periods that such loans were impaired during such year was $0, $65,000 and $49,000.

         As of December 31, 2003 and 2002, there were $1,266,000 and $2,516,000 of loans on which the accrual of interest had been discontinued. Interest due but excluded from interest income on loans placed on nonaccrual status was $189,000, $66,000 and $88,000 for the years ended December 31, 2003, 2002 and
2001. Interest income received on nonaccrual loans was $0, $0 and $1,000 for the years ended December 31, 2003, 2002 and 2001.

         The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

                                                                      December 31,
                                                ---------------------------------------------------------
                                                    2003       2002        2001        2000        1999
                                                ---------------------------------------------------------
                                                                 (dollars in thousands)

 Nonaccrual loans                                  $1,266     $2,516      $2,892        $908      $3,063
 Accruing loans past due 90 days or more              ---          6         ---         ---         ---
 Restructured loans (in compliance with
  modified terms)                                     ---        272         284         295       1,018
                                                ---------------------------------------------------------
   Total nonperforming loans                        1,266      2,794       3,176       1,203       4,081
 Other real estate owned                              ---        ---         ---         757       2,363
                                                ---------------------------------------------------------
   Total nonperforming assets                      $1,266     $2,794      $3,176      $1,960      $6,444
                                                =========================================================

 Nonperforming loans to total loans                  0.31%      0.77%       0.90%       0.38%       1.30%
 Nonperforming assets to total assets                0.24       0.54        0.71        0.43        1.52
 Allowance for loan losses to nonperforming assets 565.72     264.85      238.66      391.53      123.08
 Allowance for loan losses to nonperforming loans  565.72     264.85      238.66      637.91      194.34


         Nonperforming loans totaled $1,266,000 at December 31, 2003, consisting of $362,000 that were secured by residential real estate with the remaining $904,000 either unsecured or collateralized by various business assets other than real estate.

         At December 31, 2003, the Company did not carry any assets classified as other real estate owned.

         In addition to the above mentioned assets, as of December 31, 2003 management of the Company has identified three lending relationships which in aggregate amount to approximately $2,984,000 in potential nonperforming loans, as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower. These loans are secured by real estate and by business assets.

         The following table provides certain information for the years indicated with respect to the Company's allowance for loan losses as well as charge-off and recovery activity.

                                                          Year Ended December 31,
                                      -----------------------------------------------------------------
                                         2003         2002          2001         2000          1999
                                      -----------------------------------------------------------------
                                                           (dollars in thousands)

 Balance at beginning of period           $7,400       $7,580        $7,674       $7,931        $8,041
                                      -----------------------------------------------------------------
 Charge-offs:
   Residential real estate mortgage           60          ---           ---          111            21
   Commercial real estate mortgage           ---          ---           ---          ---           612
   Commercial                                549          264           177          461           769
   Real estate construction                  ---           22           ---           90           100
   Installment and other                     ---           12             8           39            13
                                      -----------------------------------------------------------------
 Total charge-offs                           609          298           185          701         1,515
                                      -----------------------------------------------------------------

 Recoveries:
   Residential real estate mortgage           10          ---             4           69            42
   Commercial real estate mortgage            75          ---           ---           22            45
   Commercial                                228           99            75          169           498
   Real estate construction                    6            2           ---            3            53
   Installment and other                      52           17            12           31            17
                                      -----------------------------------------------------------------
 Total recoveries                            371          118            91          294           655
                                      -----------------------------------------------------------------

 Net charge-offs                             238          180            94          407           860
                                      -----------------------------------------------------------------

 Provision for loan losses                   ---          ---           ---          150           750
                                      -----------------------------------------------------------------

 Balance at end of period                 $7,162       $7,400        $7,580       $7,674        $7,931
                                      =================================================================

 Net charge-offs during the period
   to average loans                         0.06%        0.05%         0.03%        0.12%         0.29 %
 Allowance for loan losses to total
   loans                                    1.73         2.03          2.16         2.44          2.52
 Allowance for loan losses
   to nonperforming loans                 565.72       264.85        238.66       637.91        194.34


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

         It is the policy of management to make additions to the allowance for loan losses so that it remains adequate to cover probable incurred losses, and management believes that the allowance at December 31, 2003 was adequate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may be required in future periods.

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

                                                                  December 31,
                           ---------------------------------------------------------------------------------------------
                                2003              2002               2001              2000               1999
                           ---------------------------------------------------------------------------------------------
                            Allowance % of    Allowance  % of    Allowance   % of   Allowance  % of    Allowance  % of
                           for Losses Loans   For Losses Loans   for Losses  Loans  for Losses Loans   for Losses Loans
                           ---------------------------------------------------------------------------------------------
                                                              (dollars in thousands)

 Residential real
   estate mortgage             $517    26%       $1,322   24%       $1,283   29%       $1,194   32%      $2,258    42%
 Commercial real
   estate mortgage            1,786    46         2,386   43         1,839   34         1,549   29          947    25
 Commercial                   2,149    13         2,341   17         2,198   20         2,187   21        2,088    19
 Real estate construction       679    12           871   12         1,433   13         1,416   16        1,064    13
 Installment and other          406     3           447    4           427    4           257    2          130     1
 Unallocated                  1,625   ---            33  ---           400  ---         1,071  ---        1,444   ---
                           ---------------  -----------------  -----------------  -----------------  -----------------
 Total                       $7,162   100%       $7,400  100%       $7,580  100%       $7,674  100%      $7,931   100%
                           ===============  =================  =================  =================  =================


         During 2003, the Company performed an analysis around the methodology and factors used to determine the allocation of the allowance for loan losses. As shown in the table above, such analysis resulted in an increase of $1,592,000 in the unallocated portion of the allowance for loan losses at December 31, 2003 to $1,625,000 as compared to $33,000 at December 31, 2002. The analysis included such factors as the historical charge off experience for NBR, the application of specific and general reserves to the entire loan portfolio and the establishment of a minimum and maximum loan loss reserve range based on the historical charge off experience for NBR. The OCC and an independent credit review consulting company were consulted prior to the implementation of this methodology.


Mortgage Repurchase Commitments

         From time to time the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral, which had secured a mortgage loan sold by the Company. Such representations and warranties include the existence of a valid appraisal, status of borrower or fraud. The Company expects that it may be required to repurchase loans in the future. During 2003 and 2001, the Company was not required to repurchase any loans, as compared to 2002, during which the Company was required to repurchase one mortgage loan for $72,000.


Investment in REMIC

         In 1995, Allied, formally a wholly owned subsidiary of Redwood which was merged into NBR in 1997, sold a COFI ARM mortgage pool whose carrying value was approximately $73.9 million as part of a transaction that resulted in creating a Real Estate Mortgage Investment Conduit ("REMIC"). The REMIC issued three classes of mortgage pass-through certificates, A, B and C. The sale transaction took place as a result of Allied selling 100% interest in the COFI indexed ARM mortgage pool in exchange for cash of $71.5 million and a Class "B" certificate which represented the first loss position with respect to any ultimate losses realized upon the liquidation of defaulted mortgage loans in the pool. As part of the sale transaction, Allied retained the servicing of the pool. The Class "A" and Class "B" certificates have sequential rights to principal payments, such that the Class "B" certificate shall only receive principal payments after all Class "A" certificates are retired.

         The composition of the original certificate balances along with their respective December 31, 2003 balances is as follows:

                            Original         December 31, 2003
                          Certificate           Certificate
                           Face Value            Face Value
                      --------------------  --------------------

        Class A              $73,199,448               $276,339
        Class B                3,249,067              3,196,477
        Class C                      100                    100
                      --------------------  --------------------
                             $76,448,615             $3,472,916
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


Contractual Obligations and Commitments

         The following table presents our longer term, non-deposit related, contractual obligations and our commitments to extend credit to our borrowers, in aggregate and by payment due dates:

                                                                           December 31, 2003
                                                   ------------------------------------------------------------------
                                                     Less Than     One Through     Four To     After Five
                                                      One Year     Three Years    Five Years     Years       Total
                                                   ------------------------------------------------------------------
                                                                            (in thousands)

 Subordinated debentures                                   $ ---           $ ---        $ ---      $20,000   $20,000
 Operating leases (premises)                               1,625           3,131        2,969        5,145    12,870
                                                   ------------------------------------------------------------------
     Total long-term debt
         and operating leases                             $1,625          $3,131       $2,969      $25,145   $32,870
                                                   ========================================================

 Commitments to extend credit                                                                                 85,659
 Standby letters of credit                                                                                     5,375
                                                                                                          -----------
      Total contractual obligations and commitments                                                         $123,904
                                                                                                          ===========


Liquidity

         Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity are associated with common stock repurchases, dividend payments made to the shareholders, interest payments relating to Redwood's trust preferred debt and operating expenses. It is the Company's policy to maintain liquidity levels at the parent company which management believes to be consistent with the safety and soundness of the Company as a whole. As of December 31, 2003, Redwood held $5,270,000 in deposits at NBR. In addition, Redwood has a $2,500,000 unsecured line of credit with a major financial institution, which bears an interest rate equal to the federal funds rate plus 1.50%. As of December 31, 2003, there was no outstanding balance under this line of credit.

         Payment of dividends by Redwood is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would be undercapitalized as a result. If NBR is restricted from paying dividends, Redwood might be unable to pay the above obligations. No assurance can be given as to the ability of NBR to pay dividends to Redwood. The aggregate amount of dividends which may be declared by NBR to be paid to Redwood in 2004 without prior regulatory approval approximates $4,599,000 plus current 2004 net profits. The approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In February 2004, NBR received approval from the OCC for its 2004 dividend plan. In 2003, 2002 and 2001, NBR declared dividends payable to Redwood of $6,700,000, $6,600,000 and $5,900,000. For additional information, please see "Regulation and Supervision" in Item 1 of this Report and Note N to the Consolidated Financial Statements included in this Report.

         Although each entity within the consolidated group manages its own liquidity, the Company's consolidated cash flows can be divided into three distinct areas; operating, investing and financing. For the year ended December 31, 2003, the Company received $7,796,000 and $7,155,000 in cash flows from operations and financing activities while using $26,429,000 in investing activities.

         The principal source of asset liquidity is federal funds sold. Secondary sources of liquidity are loan repayments, investment securities available for sale, maturing investment securities held to maturity, and loans and investments that can be used as collateral for other borrowings. At December 31, 2003, the Company had $8,600,000 in federal funds sold. Total investment securities were $75,795,000, of which $43,165,000 were pledged.

         Liability-based liquidity includes interest-bearing and noninterest bearing retail deposits, which are a relatively stable source of funds, time deposits from financial institutions throughout the United States, federal funds purchased, and other short-term and long-term borrowings, some of which are collateralized. As required by the Federal Home Loan Bank, NBR collateralizes its advances from the FHLB with residential mortgage loans. Management uses FHLB advances as part of its funding strategy because the rates paid for those advances are generally in line with the rates paid on time deposits. At December 31, 2003, approximately $69,000,000 of residential mortgage loans were pledged to secure any funds the Company may borrow from the FHLB in the future. NBR's FHLB borrowing limitation at December 31, 2003 was $38,000,000. At December 31, 2003 and 2002, NBR had outstanding FHLB advances of $13,500,000 and $5,000,000. At December 31, 2001, NBR had paid off all FHLB advances. Management believes that at December 31, 2003 the Company's liquidity position was adequate for the operations of Redwood and its subsidiaries for the foreseeable future.


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

         Under the risk-based capital standard, assets reported on an institution's balance sheet and certain off-balance-sheet items are assigned to risk categories, each of which is assigned a risk weight. This standard characterizes an institution's capital as being "Tier 1" capital (defined as principally comprising shareholders' equity, subordinated debentures, for up to 25% of total tier 1 capital, and noncumulative preferred stock) and "Tier 2" capital (defined as principally comprising the allowance for loan losses and subordinated debt). At December 31, 2003, 2002 and 2001, the Company and its subsidiaries were required to maintain a total risk-based capital ratio of at least 8% and a Tier 1 capital ratio of at least 4%.

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

          The table below shows the capital ratios for the Company and NBR at December 31, 2003.

                                                    Company           NBR
                                               ------------------------------

     Total capital to risk weighted assets            11.94%         10.55%
     Tier 1 capital to risk weighted assets            7.93           9.29
     Leverage ratio                                    6.47           7.59


         Under the most stringent capital requirement, the Company has approximately $12,777,000 in capital above the level at which it would become under-capitalized. Similarly, NBR has $10,689,000 in capital in excess of that level.



Common Stock Repurchase

         During the years ended December 31, 2003, 2002 and 2001, the Company repurchased common stock of the Company. The number of shares and the average cost per share of such repurchases is as follows:

                                           2003          2002           2001
                                       ----------------------------------------

     Common shares repurchased           255,093       205,992       1,299,462

     Average price paid                   $22.39        $18.37          $12.61


         The above table reflects the three-for-two common stock splits, which were announced on September 20, 2001 and July 16, 2003.

         As of the date of this filing, the Company has current common stock repurchase authorizations outstanding of 1,029,750 shares, of which 541,048 have been purchased at an average cost of $19.86.



Off-Balance Sheet Arrangements

          The following table shows the amounts and expected maturities of significant commitments as of December 31, 2003. Further discussion on these commitments is included in Note Q to the Consolidated Financial Statements included in this Report.

                                            After One
                                   Within    Through    After Five
                                  One Year  Five Years    Years     Total
                                 ------------------------------------------
                                              (in thousands)

 Commitments to extend credit       $55,515   $16,818   $12,526    $84,859

 Standby letters of credit              300     5,075      ---       5,375
                                 ------------------------------------------
                                    $55,815   $21,893   $12,526    $90,234
                                 ==========================================


Item 7A. Quantitative and Qualitative Disclosures about Market Risk


         As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company's interest bearing liabilities and all of the Company's interest earning assets are located at the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate loan portfolio, concentrated primarily within Northern California, is subject to risks associated with the local economy. The Company does not own any trading assets. See "Asset Quality" in Item 7 of this Report.

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

         The following table sets forth, as of December 31, 2003, the distribution of repricing opportunities for the Company's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

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
                                                 --------------------------------------------------------------------------
                                                                         (dollars in thousands)
Earning assets:
Federal funds sold                                      $8,600        $ ---        $ ---       $ ---      $ ---     $8,600
Investment securities                                   15,703        2,237       12,147      24,477     21,231     75,795
Loans                                                   95,312       34,797       43,542     127,021    113,849    414,521
                                                 --------------------------------------------------------------------------
Total earning assets                                   119,615       37,034       55,689     151,498    135,080    498,916
                                                 --------------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts                  154,640          ---          ---         ---        ---    154,640
Time deposits                                           57,835       54,132       70,159      10,657        ---    192,783
Other borrowings                                        16,265          ---          ---         ---        ---     16,265
Subordinated debentures                                    ---          ---          ---         ---     20,000     20,000
                                                 --------------------------------------------------------------------------
Total interest-bearing liabilities                     228,740       54,132       70,159      10,657     20,000    383,688
                                                 --------------------------------------------------------------------------

Interest rate sensitivity gap                       ($109,125)    ($17,098)    ($14,470)    $140,841   $115,080   $115,228
                                                 ==========================================================================

Cumulative interest rate sensitivity gap            ($109,125)   ($126,223)   ($140,693)        $148   $115,228
                                                 ===============================================================

Interest rate sensitivity gap ratio                      0.52%        0.68%        0.79%      14.22%      6.75%

Cumulative interest rate sensitivity gap ratio           0.52%        0.55%        0.60%       1.00%      1.30%


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

         On a quarterly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of the Bank's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of the Bank's equity. This theoretical market value of the Bank's equity is calculated by discounting cash flows associated with the Company's assets and liabilities. The following is a December 31, 2003 and 2002 summary of interest rate risk exposure as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of 200 basis points up and 200 basis points down.



                                            Change in Annual                         Change in
         Change in Interest Rate           Net Interest Income                 Market Value of Equity

         2003
         ----
                 +200                              $449,000                         ($13,855,000)
                 +100                                79,000                           (7,789,000)
                 -100                               128,000                            5,737,000
                 -200                              (745,000)                          11,931,000

         2002
         ----
                 +200                              $546,000                         ($10,255,000)
                 +100                               412,000                           (4,324,000)
                 -100                            (1,541,000)                           1,363,000
                 -200                            (3,371,000)                           3,807,000


         The Company's interest rate risk exposure to a rising rate environment remained relatively stable in 2003 compared to 2002, while exposure to a falling interest rate environment decreased in 2003 compared to 2002. This decrease was principally due to the current low rate environment which limits the Company from lowering its funding costs at a rate consistent with potential 100 or 200 basis point declines in yields on earning assets.

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

Item 8.  Financial Statements and Supplementary Data

Financial Statements

         The following consolidated financial statements of Redwood and its subsidiaries and the report of independent auditors are included in this section:

                                                                                                             Page

         Report of Independent Auditors.......................................................................56
         Consolidated Financial Statements of Redwood Empire Bancorp and Subsidiaries
           Consolidated Statements of Operations for the years ended
                December 31, 2003, 2002 and 2001..............................................................57
           Consolidated Balance Sheets as of December 31, 2003 and 2002.......................................58
           Consolidated Statements of Shareholders' Equity for the years ended
                December 31, 2003, 2002 and 2001..............................................................59
           Consolidated Statements of Cash Flows for the years ended
                December 31, 2003, 2002 and 2001..............................................................60
           Notes to Consolidated Financial Statements.........................................................62

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of Redwood Empire Bancorp
Santa Rosa, California


         We have audited the accompanying consolidated balance sheets of Redwood Empire Bancorp and subsidiaries (Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Empire Bancorp and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




                                        Crowe Chizek and Company LLC
South Bend, Indiana
January 9, 2004

                                       REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                   (in thousands, except share and per share data)

                                                                                   Year Ended December 31,
                                                                       ------------------------------------------------
                                                                            2003            2002            2001
                                                                       --------------- --------------- ----------------
Interest income:
  Interest and fees on loans                                                  $26,636         $25,702          $27,904
  Interest on investment securities                                             3,455           4,335            4,879
  Interest on federal funds sold                                                   43             499              772
                                                                       --------------- --------------- ----------------
Total interest income                                                          30,134          30,536           33,555

Interest expense:
  Interest on deposits                                                          5,996           8,579           12,430
  Interest on other borrowings                                                     89              88              139
  Interest on subordinated debentures                                           1,283           1,003              882
                                                                       --------------- --------------- ----------------
Total interest expense                                                          7,368           9,670           13,451
                                                                       --------------- --------------- ----------------

Net interest income                                                            22,766          20,866           20,104
Provision for loan losses                                                         ---             ---              ---
                                                                       --------------- --------------- ----------------
Net interest income after provision for loan losses                            22,766          20,866           20,104
                                                                       --------------- --------------- ----------------

Noninterest income:
  Service charges on deposit accounts                                           1,045           1,188            1,116
  Merchant draft processing, net                                                4,824           5,009            4,240
  Loan servicing income                                                           158             268              295
  Net realized gains on securities
    available for sale                                                             86             294              112
  Gain/(loss) on sale of loans                                                     (9)             13              ---
  Other income                                                                    729             843              836
                                                                       --------------- --------------- ----------------
Total noninterest income                                                        6,833           7,615            6,599
                                                                       --------------- --------------- ----------------

Noninterest expense:
  Salaries and employee benefits                                                9,435           8,967            8,336
  Occupancy and equipment expense                                               2,105           2,126            2,026
  Other                                                                         4,860           4,912            4,089
                                                                       --------------- --------------- ----------------
Total noninterest expense                                                      16,400          16,005           14,451
                                                                       --------------- --------------- ----------------

Income before income taxes                                                     13,199          12,476           12,252
Provision for income taxes                                                      5,550           4,515            4,945
                                                                       --------------- --------------- ----------------
Net income                                                                     $7,649          $7,961           $7,307
                                                                       =============== =============== ================

Basic earnings per common share:
  Net income                                                                   $1.52            $1.53            $1.32
  Weighted average shares                                                  5,026,000        5,211,000        5,554,500

Diluted earnings per common share:
  Net income                                                                   $1.48            $1.47            $1.27
  Weighted average shares                                                  5,184,000        5,400,000        5,737,500


 See Notes to Consolidated Financial Statements.

                                            REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                                  Consolidated Balance Sheets
                                               (in thousands, except share data)

                                                                                               December 31,      December 31,
                                                                                                   2003              2002
                                                                                            -------------------------------------
Cash and due from banks                                                                            $19,259         $21,837
Federal funds sold                                                                                   8,600          17,500
                                                                                            -------------------------------------
  Cash and cash equivalents                                                                         27,859          39,337

Investment securities:
  Held to maturity, at cost (fair value: 2003 - $18,041; 2002 - $17,268)                            17,566          16,764
  Available for sale, at fair value (amortized cost: 2003 - $56,921; 2002 - $81,092)                58,229          83,157
                                                                                            -------------------------------------
    Total investment securities                                                                     75,795          99,921

Mortgage loans held for sale                                                                           192             ---

Loans:
    Portfolio loans                                                                                414,521         365,076
    Allowance for loan losses                                                                       (7,162)         (7,400)
                                                                                            -------------------------------------
        Net loans                                                                                  407,359         357,676

Premises and equipment, net                                                                          2,489           2,760
Cash surrender value of life insurance                                                               3,782           3,620
Other assets and interest receivable                                                                11,424           9,867
                                                                                            -------------------------------------
          Total Assets                                                                            $528,900        $513,181
                                                                                            =====================================

Liabilities and Shareholders' Equity:
Deposits:
  Noninterest bearing demand deposits                                                             $107,359        $103,484
  Interest bearing transaction accounts                                                            154,640         128,292
  Time deposits one hundred thousand and over                                                       73,262          69,000
  Other time deposits                                                                              119,521         152,317
                                                                                            -------------------------------------
    Total deposits                                                                                 454,782         453,093

Other borrowings                                                                                    16,265          12,356
Subordinated debentures                                                                             20,000          10,000
Other liabilities and interest payable                                                              10,173           8,925
                                                                                            -------------------------------------
          Total Liabilities                                                                        501,220         484,374
                                                                                            -------------------------------------

Shareholders' Equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
     issued and outstanding:  no shares                                                                ---             ---
  Common stock, no par value; authorized 10,000,000 shares; issued
      and outstanding: 2003 - 4,950,984 shares, 2002 - 3,404,890 shares                             10,577          10,853
  Retained earnings                                                                                 16,344          16,654
  Accumulated other comprehensive income, net of tax                                                   759           1,300
                                                                                            -------------------------------------
          Total Shareholders' Equity                                                                27,680          28,807
                                                                                            -------------------------------------

      Total Liabilities and Shareholders' Equity                                                  $528,900        $513,181
                                                                                            =====================================

See Notes to Consolidated Financial Statements.

                                            REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     For the Years ended December 31, 2003, 2002 and 2001
                                             (in thousands, except per share data)


                                                                                                        Accumulated
                                                                                                           Other

                                                        Comprehensive        Common        Retained    Comprehensive
                                                            Income     Shares     Stock    Earnings   Income (loss), Net Total
-----------------------------------------------------------------------------------------------------------------------------------

Balances, January 1, 2001                                                2,858    $14,601    $20,781             $77       $35,459
Comprehensive income:
  Net income                                                   $7,307                          7,307                         7,307
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of $468                             651
  Add:  reclassification adjustment
    net of tax of ($45)                                           (67)
                                                        ---------------
     Other comprehensive income                                   584                                            584           584
                                                        ---------------
     Comprehensive income                                      $7,891
                                                        ===============
Common stock repurchased                                                  (595)    (3,278)   (13,113)                      (16,391)
Stock split - 3 for 2                                                    1,193
Stock options exercised, net of tax effect and shares
redeemed                                                                    74      1,050                                    1,050
Cash dividends declared - common ($0.25 per share)                                            (1,322)                       (1,322)
                                                                      -------------------------------------------------------------
Balances, December 31, 2001                                              3,530     12,373     13,653             661        26,687
Comprehensive income:
  Net income                                                   $7,961                          7,961                         7,961
Other comprehensive income:
  Unrealized holding gains arising
    during period, net of tax of $395                             824
  Less:  reclassification adjustment
    net of tax of ($109)                                         (185)
                                                        ---------------
     Other comprehensive income                                   639                                            639           639
                                                        ---------------
     Comprehensive income                                      $8,600
                                                        ===============
Common stock repurchased                                                  (137)    (1,616)    (2,167)                       (3,783)
Stock options exercised, net of tax effect                                  12         96                                       96
Cash dividends declared - common ($0.53 per share)                                            (2,793)                       (2,793)

                                                                      -------------------------------------------------------------
Balances, December 31, 2002                                              3,405     10,853     16,654           1,300        28,807
Comprehensive income:
  Net income                                                   $7,649                          7,649                         7,649
Other comprehensive loss:
  Unrealized holding gains (losses) arising
    during period, net of tax of ($182)                          (489)
  Less:  reclassification adjustment
    net of tax of ($34)                                           (52)
                                                        ---------------
     Other comprehensive loss                                    (541)                                          (541)         (541)
                                                        ---------------
     Comprehensive income                                      $7,108
                                                        ===============
Common stock repurchased                                                  (255)    (1,145)    (4,567)                       (5,712)
Stock split - 3 for 2                                                    1,702
Stock options exercised, net of tax effect                                  99        869                                      869
Cash dividends declared - common ($0.67 per share)                                            (3,392)                       (3,392)
                                                                      -------------------------------------------------------------
Balances, December 31, 2003                                              4,951    $10,577    $16,344            $759       $27,680
                                                                      =============================================================

See Notes to Consolidated Financial Statements.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                            (in thousands)


                                                                      Year ended December 31,
                                                                 2003         2002          2001
                                                             ------------------------------------------
Cash flows from operating activities:
Net income                                                        $7,649       $7,961       $7,307
                                                             ------------------------------------------
Adjustments to reconcile net income to net cash
  from operating activities:
   Depreciation and amortization, net                                487          456          130
   Net realized gains on securities available for sale               (86)        (294)        (112)
   Loans originated for sale                                      (4,316)      (1,807)         ---
   Proceeds from sale of loans held for sale                       4,115        1,820          ---
   (Gain) loss on sale of loans                                        9          (13)         ---
   Change in cash surrender value of life insurance                 (162)        (177)        (168)
   Change in other assets and interest receivable                 (1,148)        (837)         706
   Change in other liabilities and interest payable                1,248       (1,848)       2,084
                                                             ------------------------------------------
    Total adjustments                                                147       (2,700)       2,640
                                                             ------------------------------------------
  Net cash from operating activities                               7,796        5,261        9,947
                                                             ------------------------------------------

Cash flows from investing activities:
  Net change in loans                                            (49,111)     (13,230)     (36,058)
  Purchases of investment securities available for sale          (18,508)     (64,436)     (24,832)
  Purchases of investment securities held to maturity             (4,234)      (4,840)      (1,326)
  Sales of investment securities available for sale                9,812        9,319        5,918
  Maturities of investment securities available for sale          32,734       20,569       27,883
  Maturities of investment securities held to maturity             3,327        5,623       13,866
  Purchase of premises and equipment, net of retirements            (449)        (865)        (884)
  Proceeds from sale of other real estate owned                      ---          ---          757
                                                             ------------------------------------------
    Net cash from investing activities                           (26,429)     (47,860)     (14,676)
                                                             ------------------------------------------

Cash flows from financing activities:
  Net change in noninterest bearing transaction accounts           3,875       16,515       (4,758)
  Net change in interest bearing transaction accounts             26,348        6,835       (5,884)
  Net change in time deposits                                    (28,534)      32,331        2,721
  Net change in other borrowings                                   3,909        8,486          342
  Issuance of subordinated debentures                             10,000          ---       10,000
  Repurchases of common stock                                     (5,712)      (3,783)     (16,391)
  Issuance of common stock                                           661           96          773
  Cash dividends paid                                             (3,392)      (2,793)      (1,752)
                                                             ------------------------------------------
    Net cash from financing activities                             7,155       57,687      (14,949)
                                                             ------------------------------------------
Net change in cash and cash equivalents                          (11,478)      15,088      (19,678)
Cash and cash equivalents at beginning of year                    39,337       24,249       43,927
                                                             ------------------------------------------

Cash and cash equivalents at end of year                         $27,859      $39,337      $24,249
                                                             ==========================================


                                             (Continued)

                                REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows
                                             (in thousands)
                                              (Continued)


                                                                        Year ended December 31,
                                                                    2003         2002          2001
                                                                -----------------------------------------
Supplemental Disclosures:

Cash paid during the year for:
  Income taxes                                                        $4,645        $5,193        $5,155
  Interest                                                             8,013         9,311        13,618









See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - DESCRIPTION OF BUSINESS

         Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company") is a financial institution holding company headquartered in Santa Rosa, California, and operating in Northern California with three wholly-owned subsidiaries, National Bank of the Redwoods (NBR), a national bank chartered in 1985, and Redwood Statutory Trust I (RSTI) and Redwood Statutory Trust II (RSTII), both Connecticut statutory trusts. In 2002 National Bank of the Redwoods (and with its subsidiary, "NBR") formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to provide an additional vehicle to raise capital and to better organize and market the origination of real estate secured loans. The Company's business strategy involves two principal business activities, core community banking services and merchant card services, which are conducted through NBR.

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

Basis of Presentation

         The consolidated financial statements include the accounts of Redwood Empire Bancorp and NBR. As discussed in Note M, RSTI and RSTII are not consolidated in the financial statements. All material inter-company transactions and accounts have been eliminated.

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

Loans Held for Sale

         The Bank originates loans held for sale in the secondary market. Loans held for sale are carried at the lower of cost or market in the aggregate.

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

         On September 20, 2001 and July 15, 2003, the Company announced three-for-two stock splits of its outstanding shares of common stock. Earnings per share information for all periods presented give effect to the stock splits.

         The following table reconciles the numerator and denominator used in computing both basic earnings per common share and diluted earnings per common share for the periods indicated. The weighted average shares outstanding have been restated to give effect for the 2001 and 2003 three-for-two stock splits.

                                                                      Twelve Months Ended
                                                                          December 31,
                                              ---------------------------------------------------------------------
                                                      2003                    2002                    2001
                                              ---------------------   ---------------------   ---------------------
                                                Basic    Diluted        Basic    Diluted        Basic    Diluted
                                                           (2)                     (2)                     (2)
                                              --------- -----------   ---------------------   ---------------------
                                                             (in thousands, except per share data)
 Earnings per common share:
 Net income                                     $7,649      $7,649       $7,961     $7,961       $7,307     $7,307
 Net income per share                            $1.52       $1.48        $1.53      $1.47        $1.32      $1.27

 Weighted average common shares
    outstanding                                  5,026       5,184(1)     5,211      5,400(1)     5,555      5,738(1)


 Notes to earnings per common share table:

(1) The weighted average common shares outstanding include the dilutive effects of common stock options of 158, 189 and 183 for 2003, 2002 and 2001.

(2) Stock options of 0, 27 and 0 shares of common stock were not considered in computing earnings per common share for 2003, 2002 or 2001 because they were not dilutive.

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

                                                         2003           2002           2001
                                                   -----------------------------------------------
                                                   (dollars in thousands, except per share data)

 Net income as reported                                    $7,649          $7,961         $7,307
 Deduct: Stock-based compensation expense
   determined under fair value based method                  (121)           (166)          (166)
                                                   -----------------------------------------------
 Pro forma net income                                      $7,528          $7,795         $7,141
                                                   ===============================================

 Basic earnings per share as reported                         $1.52          $1.53          $1.32
 Pro forma basic earnings per share                            1.50           1.50           1.29

 Diluted earnings per share as reported                       $1.48          $1.47          $1.27
 Pro forma diluted earnings per share                          1.45           1.44           1.24


         Pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

         The fair value of the options granted during 2003, 2002 and 2001 is estimated as $417,000, $155,000 and $375,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                              2003           2002           2001
                                                       -----------------------------------------------

 Risk-free interest rate                                      4.03%          4.06%          4.88%
 Expected option life in years                                    7             10             10
 Expected stock price volatility                             31.82%         32.44%         33.25%
 Dividend yield                                                3.1%           3.7%           2.9%


The weighted average per share fair value of the 2003, 2002 and 2001 awards was $6.95, $5.34 and $4.17.

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

Adoption of New Accounting Standards

         During 2003, the Company adopted FASB Statement 143, "Accounting for Asset Retirement Obligations", FASB Statement 145, regarding extinguishment of debt and accounting for leases, FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities", FASB Statement 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure - an amendment to FASB Statement No. 123", FASB Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", FASB Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities", FASB Statement 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", and FASB Interpretation 46, "Consolidation of Variable Interest Entities". Adoption of the new standards did not materially affect the Company's operating results or financial condition.


NOTE C - CASH AND DUE FROM BANKS

         NBR is required to maintain average reserve and clearing balances including cash on hand or on deposit with the Federal Reserve Bank. The required reserve balance included in cash and due from banks was approximately $1,200,000 at December 31, 2003 and 2002. These balances do not earn interest.

NOTE D - INVESTMENT SECURITIES

An analysis of the investment securities portfolio follows:


                                                             Gross           Gross
                                              Fair        Unrealized       Unrealized
                                              Value          Gains           Losses
                                         ------------------------------------------------
                                                         (in thousands)
December 31, 2003:
 Available for sale:
   U.S. Government obligations                  $17,702            $190            $ ---
   Mortgage-backed                               37,842           1,118              ---
                                         ------------------------------------------------
      Total debt securities                      55,544           1,308              ---
   FRB and FHLB stock                             2,685             ---              ---
                                         ------------------------------------------------
     Total available for sale                   $58,229          $1,308            $ ---
                                         ================================================


                                            Carrying     Unrecognized     Unrecognized      Fair
                                             Amount          Gains         Losses (1)       Value
                                         ------------------------------------------------------------
                                                               (in thousands)
  Held to maturity:
    Mortgage-backed                              $5,259            $112            $ ---      $5,371
    Other securities                             12,307             400             (37)      12,670
                                         ------------------------------------------------------------
     Total held to maturity                     $17,566            $512            ($37)     $18,041
                                         ============================================================

(1) Unrecognized losses are less than twelve months as continuing unrecognized losses.

                                              Fair        Unrealized       Unrealized
                                              Value          Gains           Losses
                                                         (in thousands)
                                         ------------------------------------------------
 December 31, 2002:
 Available for sale:
   U.S. Government obligations                   $9,372            $371             $---
   Mortgage-backed                               71,183           1,694              ---
                                         ------------------------------------------------
      Total debt securities                      80,555           2,065              ---
    FRB and FHLB stock                            2,602             ---              ---
                                         ------------------------------------------------
     Total available for sale                   $83,157          $2,065             $---
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
                                         ============================================================



         Debt securities by contractual maturity at December 31, 2003 were due as follows. Securities not due at single maturity date, primarily mortgage-backed securities, are shown separately.

                                               Fair
                                               Value
                                        -------------------
                                          (in thousands)
 Available for sale:
   One year or less                                $15,549
   After one year through five years                 2,153
   After five years through ten years                  ---
   After ten years                                     ---
   Mortgage-backed                                  37,842
                                        -------------------
                                                   $55,544
                                        ===================


                                             Carrying              Fair
                                              Amount              Value
                                        ------------------- ------------------
                                                   (in thousands)
 Held to maturity:
   One year or less                                  $ ---              $ ---
   After one year through five years                 1,184              1,235
   After five years through ten years                3,512              3,655
   After ten years                                   7,611              7,780
   Mortgage-backed                                   5,259              5,371
                                        ------------------- ------------------
                                                   $17,566            $18,041
                                        =================== ==================

The following table summarizes securities with unrealized losses at December 31, 2003:

         Description               Less than 12 Months           12 Months or More                  Total
        of Securities           Fair Value    Unrealized Loss  Fair Value  Unrealized Loss  Value   Unrealized Loss
-------------------------------------------------------------------------------------------------------------------

 US Government obligations         $ ---            $ ---       $ ---            $ ---      $ ---            $ ---
 Mortgage-backed                     ---              ---         ---              ---        ---              ---
 Other securities                  2,268               37         ---              ---      2,268               37
                             --------------------------------------------------------------------------------------
 Total temporarily impaired       $2,268              $37       $ ---            $ ---     $2,268              $37
                             ======================================================================================

         The unrealized losses on other securities have not been recognized into income because the issuers' bonds are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the bonds approach their maturity date.

         Proceeds from sales of available for sale investments in debt securities during 2003, 2002 and 2001 were $9,812,000, $9,319,000, and
$5,918,000. These sales resulted in the realization of gross gains of $86,000, $294,000 and $112,000 for 2003, 2002 and 2001.

         Securities carried at approximately $30,148,000 and $34,402,000 at December 31, 2003 and 2002 were pledged to secure public deposits, bankruptcy deposits, and treasury tax and loan borrowings.

NOTE E - MORTGAGE LOAN SERVICING

         The Company services mortgage loans and participating interests in mortgage loans owned by investors. The unpaid principal balances of mortgage loans serviced for others are as follows:

                                                        December 31,
                                                   2003                2002
                                          --------------------------------------
                                                       (in thousands)
 Mortgage loan portfolios serviced for:
   Freddie Mac                                         $162                $347
   Fannie Mae                                           300                 610
   Other investors                                    4,310               7,421
                                          ------------------  ------------------
                                                     $4,772              $8,378
                                          ==================  ==================

NOTE F - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

         The Company primarily makes permanent and construction residential real estate loans in California, and loans to individuals and small businesses primarily in Sonoma and Mendocino Counties, California. There are no major industry segments in the loan portfolio. Outstanding loans by type were:

                                                  December 31,
                                             2003              2002
                                       -----------------------------------
                                                 (in thousands)

 Residential real estate mortgage              $108,851           $87,764
 Commercial real estate mortgage                186,185           158,018
 Commercial                                      55,473            62,958
 Real estate construction                        51,154            42,749
 Installment and other                           13,025            14,260
 Less net deferred fees                           (167)             (673)
                                       ----------------- -----------------
   Total loans                                  414,521           365,076
 Less allowance for loan losses                 (7,162)           (7,400)
                                       ----------------- -----------------
   Net loans                                   $407,359          $357,676
                                       ================= =================


         Activity in the allowance for loan losses is summarized as follows:

                                                   2003          2002          2001
                                                ---------------------------------------
                                                            (in thousands)
      Balance, beginning of year                   $7,400        $7,580        $7,674

      Provision for loan losses                       ---           ---           ---
      Loans charged off                              (609)         (298)         (185)
      Recoveries                                      371           118            91
                                                -----------   -----------   -----------
      Balance, end of year                         $7,162        $7,400        $7,580
                                                ===========   ===========   ===========


         At December 31, 2003 and 2002, the Company's total recorded investment in impaired loans was $1,266,000 and $2,794,000 of which $1,266,000 and $2,493,000 related to the recorded investment for which there is a related allowance for loan losses of $164,000 and $670,000, and $0 and $301,000 relates to the amount of that recorded investment for which there is no related allowance for loan losses. At December 31, 2003 and 2002, substantially all of the impaired loan balance was measured based on the fair value of the collateral, with the remainder measured by estimated present value of cash flows.

         The average recorded investment in impaired loans during the years ended December 31, 2003, 2002 and 2001 was $1,798,000, $1,866,000 and
$2,973,000. The related amount of interest income recognized on an accrual and cash basis during the periods that such loans were impaired was $0, $65,000 and $49,000.

         As of December 31, 2003 and 2002, there were $1,266,000 and $2,516,000 of loans on nonaccrual. Interest due but excluded from interest income on these nonaccrual loans was $189,000, $66,000, and $88,000 for the years ended December 31, 2003, 2002 and 2001. Interest income received on nonaccrual loans was $0, $0 and $1,000 for the years ended December 31, 2003, 2002 and 2001.

         At December 31, 2003 and 2002, there was $0 and $6,000 in loans past due 90 days or more as to interest or principal and still accruing interest

         The Company originates SBA loans for sale to investors. A summary of the activity in SBA loans is as follows:

                                                                     December 31,
                                                            2003         2002          2001
                                                        ----------------------------------------
                                                                    (in thousands)
 SBA guaranteed portion of loans serviced for others          $3,794       $4,389        $8,389
 SBA loans, net of sold portion                                8,209        7,938         8,163


         From time to time the Company may extend credit to executive officers, directors and related parties. There were no such balances outstanding at December 31, 2003 and 2002.



NOTE G - PREMISES, EQUIPMENT AND LEASES

A summary of premises and equipment is as follows:

                                                                December 31,
                                                             2003          2002
                                                         ---------------------------
                                                               (in thousands)
       Land                                                       $85         $187
       Building and leasehold improvements                      2,864        3,352
       Furniture and equipment                                  9,916        9,258
                                                         ---------------------------
       Total premises and equipment                            12,865       12,797
       Less accumulated depreciation and amortization         (10,376)     (10,037)
                                                         ---------------------------
       Premises and equipment, net                             $2,489       $2,760
                                                         ===========================


         Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $720,000, $741,000, and $736,000.

        The Company leases certain premises and equipment used in the normal course of business. There are no contingent rental payments and the Company has three subleased properties. Total rental expense under all leases, including premises, totaled $1,317,000, $1,326,000, and $1,282,000 in 2003, 2002 and 2001.
Minimum future lease commitments total $12,870,000. Lease commitments are as follows: 2004 - $1,625,000; 2005 - $1,565,000; 2006 - $1,566,000; 2007 -
$1,516,000; 2008 - $1,453,000; and thereafter - $5,145,000. Minimum future sublease receivables are as follows: 2004 - $132,000; 2005 - $132,000; 2006 -
$132,000; 2007 - $132,000; and 2008 - $132,000; and thereafter - $126,000. All subleases expire by 2009.


NOTE H - DEPOSITS

         Interest expense on time certificates of deposit of $100,000 or more was $1,526,000, $2,996,000, and $5,398,000 during 2003, 2002 and 2001.

         At December 31, 2003 the scheduled maturities for all time deposits are as follows:

    Year ending
    December 31,                       (in thousands)
---------------------                --------------------

        2004                                    $182,126
        2005                                       8,371
        2006                                         363
        2007                                       1,031
        2008                                         892
                                     --------------------
                                                $192,783
                                     ====================

NOTE I - INCOME TAXES

         The provision (benefit) for income taxes consists of the following:

                                              Year Ended December 31,
                                          2003         2002          2001
                                      ----------------------------------------
                                                  (in thousands)
 Current:
   Federal                                 $3,844        $4,402      $4,268
   State                                    1,230           257       1,080
                                      ------------- ------------ -------------
                                            5,074         4,659       5,348
                                      ------------- ------------ -------------
 Deferred:
   Federal                                    376           139        (300)
   State                                      100          (283)       (103)
                                      ------------- ------------ -------------
                                              476          (144)       (403)
                                      ------------- ------------ -------------
                                           $5,550        $4,515      $4,945
                                      ============= ============ =============


         A reconciliation of the statutory income tax rate to the effective income tax rate attributable to continuing operations of the Company is as follows:

                                                 2003          2002         2001
                                              ------------------------------------------

 Income tax at federal statutory rate              35.0%        35.0 %       35.0 %
 State franchise tax, net of federal benefit        6.5          (.1)         5.2
 Other                                               .5          1.3           .2
                                              -----------   -----------  -----------
                                                   42.0%        36.2 %       40.4 %
                                              ===========   ===========  ===========


         The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The Company's effective tax rate on continuing operations was 42.0% in 2003, 36.2% in 2002 and 40.4% in 2001. The primary reason for the reduction in the Company's effective tax rate in 2002 was the January 15, 2002 formation of NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust ("REIT"). This entity was formed as a subsidiary of NBR to provide an additional vehicle to raise capital and to better organize NBR's marketing and origination of real estate secured lending. As a result of the formation and funding of this entity, along with the one-time benefit associated with the 2002 recapture of only 50% of the Company's California state bad debt reserve, and the allowed permanent deduction of the other 50% of the Company's California state bad debt reserve, the Company's effective tax rate was reduced to 36.2% in 2002. In December 2003, the California Franchise Tax Board announced that it has taken the position that certain tax transactions related to REITs and regulated investment companies
(RICs) will be disallowed. Additionally, there are indications that the State of California may aggressively challenge certain strategies such as REITs, and California is encouraging voluntary compliance with their announced positions with regard to REITs through the passage of Senate Bill 614 and Assembly Bill 1601, which were signed into law in the fourth quarter of 2003. Therefore, in the fourth quarter of 2003 the Company reversed certain previously recognized net state tax benefits related to the REIT and the Company did not recognize any state tax benefit related to the REIT for 2003. As a result, the Company's effective tax rate increased to 42.0% in 2003. The Company believes it is appropriately reserved for REIT tax benefits previously recognized.

         Deferred income taxes, included in other assets and interest receivable, reflect the tax effect of temporary differences existing between the financial statement basis and tax basis of the Company's assets and liabilities. Deferred tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. The Company believes it is more likely than not that the net deferred tax assets at December 31, 2003 and 2002 will be utilized to reduce future taxable income. Accordingly, there was no valuation allowance associated with deferred tax assets at December 31, 2003 and 2002. The tax effect of the principal temporary items creating the Company's net deferred tax asset included in other assets and interest receivable are:

                                                December 31,
                                             2003         2002
                                          -------------------------
                                               (in thousands)
 Deferred tax assets:
   Allowance for  loan losses                 $3,283       $3,392
   Restructuring costs                            10          ---
   Accrued expenses not yet deductible           797          746
   Depreciation                                  400          482
   Securities marked to market for
     tax purposes                                549          765
   Other                                          81          261
                                          ------------ ------------
     Total deferred tax assets                 5,120        5,646
                                          ------------ ------------

 Deferred tax liabilities:
   Unrealized gain on securities
     available for sale                         (549)        (765)
   FHLB stock dividends                         (399)        (361)
   State taxes                                  (332)        (420)
                                          ------------ ------------
     Total deferred tax liabilities           (1,280)      (1,546)
                                          ------------ ------------

 Net deferred tax asset                       $3,840       $4,100
                                          ============ ============

NOTE J - OTHER BORROWINGS

         Other borrowings consist of the following:

                                                            December 31,
                                                          2003         2002
                                                      --------------------------
                                                           (in thousands)
 Treasury, tax and loan note                                $2,757       $3,870
 Advances from the FHLB                                     13,500        5,000
 Advance from Wells Fargo                                      ---        1,150
 Security repurchase agreement                                   8        2,336
                                                      --------------------------
                                                           $16,265      $12,356
                                                      ==========================


Treasury, Tax and Loan Note

      The Company enters into various short-term borrowing agreements, which include Treasury, Tax and Loan borrowings. These borrowings have maturities of one day and are collateralized by investments or loans.

Advances from the FHLB

      The Company has a short-term borrowing agreement with the Federal Home Loan Bank of San Francisco (FHLB). These borrowings have maturities of one day. During 2003, 2002 and 2001, the highest month-end balance during the year was $13,500,000, $5,000,000 and $6,000,000. At December 31, 2003 and 2002 there was an outstanding balance of $13,500,000 and $5,000,000. During 2003, 2002 and 2001
the average balance was $5,545,000, $3,891,000 and $2,802,000 at average interest rates of 1.2%, 2.0% and 3.9%. All borrowings from the FHLB must be collateralized, and the Company pledged approximately $69,000,000 and $42,000,000 of residential mortgage loans as of December 31, 2003 and 2002, to the FHLB to secure any funds it may borrow. The available credit under this agreement at December 31, 2003 and 2002 was $38,000,000 and $37,000,000.

Advances from UBOC

      During 1999, Redwood entered into an agreement with Union Bank of California (UBOC) to obtain a $3,000,000 unsecured line of credit for short-term borrowing purposes. At December 31, 2003 and 2002 the line had been paid off. During 2003 and 2002, there were no advances under this line of credit. During 2001 the highest month-end balance was $1,279,000 and the average balance was $35,000 at an average interest rate of 9.02%.

Advances from Wells Fargo

      During 2001, Redwood entered into an agreement with Wells Fargo Bank to obtain a $2,500,000 unsecured line of credit for short-term borrowing purposes. At December 31, 2002 there was an outstanding balance of $1,150,000 as compared to the line having been paid off as of December 31, 2003. The available credit under this line at December 31, 2003 and 2002 was $2,500,000 and $1,350,000. The average balance of advances was $768,000, $298,000 and $523,000 for 2003, 2002 and 2001 at an average interest rate of 2.70%, 3.41% and 5.12%. The highest month-end balance during 2003, 2002 and 2001 was $2,000,000, $1,150,000 and
$1,500,000. This agreement has a maturity date of October 15, 2004.


NOTE K - NONINTEREST EXPENSE - OTHER

      The major components of noninterest expense - other are as follows:

                                                   Year Ended December 31,
                                               2003         2002          2001
                                           ----------------------------------------
                                                       (in thousands)
 Professional fees                                 $808       $1,119          $360
 Regulatory expense and insurance                   465          420           396
 Postage and office supplies                        516          531           529
 Shareholder expenses and director fees             463          379           377
 Advertising                                        475          400           484
 Telephone                                          384          395           389
 Electronic data processing                       1,170        1,113           944
 Other                                              579          555           610
                                           ------------- ------------ -------------
                                                 $4,860       $4,912        $4,089
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

         Outstanding common stock options at December 31, 2003, are exercisable at various dates through 2013. The following table summarizes option activity. The following information has been restated to give effect of the three-for-two stock splits announced September 20, 2001 and July 15,2003.

                                                                 Weighted Average
                                                   Number          Option Price
                                                 of Shares           per Share
                                             ----------------------------------------
                                               (in thousands)

 Balance at January 1, 2001                           483                  $5.87
   Options granted                                     90                  12.11
   Options exercised, net of shares redeemed         (178)                  5.30
                                             ----------------------------------------
   Options cancelled                                   (5)                  9.11
 Balance at December 31, 2001                         390                   7.52
   Options granted                                     29                  20.03
   Options exercised                                  (18)                  4.93
                                             ----------------------------------------
 Balance at December 31, 2002                         401                   8.54
   Options granted                                     60                  24.82
   Options exercised                                  (99)                  6.66
                                             ----------------------------------------
Balance at December 31, 2003                         362                  11.75
                                             ==================


         At December 31, 2003, 216,000 shares were available for future grants under the 2001 plan.

         Additional information regarding options outstanding as of December 31, 2003 is as follows:

                                         Options Outstanding              Options Exercisable
                                  -------------------------------------------------------------------
                                    Weighted Avg.
     Range of                         Remaining
     Exercise          Number        Contractual    Weighted Avg.       Number       Weighted Avg.
      Prices         Outstanding     Life (yrs)     Exercise Price    Exercisable    Exercise Price
-----------------------------------------------------------------------------------------------------
                   (in thousands)                                   (in thousands)
  $3.00 - $4.99                 79       2                    $4.25              79            $4.25
   5.00 - 6.99                  33       2                     5.80              33             5.80
   7.00 - 8.99                  10       5                     7.61              10             7.61
   9.00 - 10.99                 80       5                     9.15              79             9.13
  11.00 - 12.99                 35       7                    11.44              18            11.44
  13.00 - 14.99                 33       7                    13.23              16            13.23
  19.00 - 20.99                 42       8                    19.87              20            19.95
  25.00 - 26.99                 50       10                   25.41             ---              ---
                  -----------------                                -----------------
                               362                            11.75             255             8.40
                  =================                                =================

         In 1991 the Company established a 401(K) savings plan for employees over age 21 who have at least 90 days of continuous service. The Company's matching contributions are based on a sliding scale for a maximum contribution per employee of $4,000 for 2003, 2002 and 2001. Company contributions totaled $239,000, $221,000, and $228,000 in 2003, 2002 and 2001.

         In December 1993 the Company established a supplemental benefit plan
(Plan) to provide death benefits and supplemental income payments during retirement for selected officers. The Plan is a nonqualified defined benefit plan and is unsecured. Benefits under the Plan are fixed for each participant and are payable over a specific period following the participant's retirement or at such earlier date as termination or death occurs. Participants vest in the plan based on their years of service subsequent to being covered by the Plan. As of December 31, 2003, 2002 and 2001, there is only one participant in the plan. The Company has purchased insurance policies to provide for its obligations under the Plan in the event a participant dies prior to retirement. The cash surrender value of such policies was $3,782,000 at December 31, 2003 and $3,620,000 at December 31, 2002. Under this Plan, the Company recognized expense of $101,000, $81,000, and $70,000 in 2003, 2002 and 2001. The aggregate liability of the Plan was approximately $398,000 and $324,000 at December 31, 2003 and 2002.


NOTE M - SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

         On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTI Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the RSTI Capital Securities. Distributions on the RSTI Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. The subordinated debentures are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. As of December 31, 2003 and 2002, the outstanding principal balance of the RSTI Capital Securities was $10,000,000.

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

         On July 22, 2003, Redwood Statutory Trust II ("RSTII"), a wholly owned subsidiary of the Company, closed a financing of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the financing were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTII Capital Securities. The sole assets of RSTII are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTII under the RSTII Capital Securities. Distributions on the RSTII Capital Securities, which are payable quarterly at the annual rate of 6.35% for the first five years and then reset to the three month LIBOR plus 3.1% per annum, are included in interest expense in the consolidated financial statements. While the subordinated debentures can be considered Tier 1 capital under current regulatory guidelines, as a result of certain limitations applicable, they currently only qualify as Tier 2 regulatory capital. As of December 31, 2003, the outstanding principal balance of the RSTII Capital Securities was $10,000,000.

         The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the RSTII Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the FRB, if then required, the RSTII Capital Securities are redeemable prior to the maturity date of July 22, 2033, at the option of the Company; on or after July 22, 2008 at par; or upon occurrence of specific events set forth in the trust indenture. The Company has the option to defer distributions on the RSTII Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

         Prior to 2003, RSTI was consolidated in the Company's financial statements with the trust preferred securities issued by the trust reported in liabilities as "trust preferred securities" and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, RSTI and RSTII are not consolidated with the Company. Accordingly, the amounts previously reported as "trust preferred securities" in liabilities have been recaptioned "subordinated debentures" and continue to be presented in liabilities on the balance sheet. At December 31, 2003 and 2002, the amount of the subordinated debentures and trust preferred securities were the same. The effect of no longer consolidating the trusts does not change the amounts reported as the Company's assets, liabilities, equity or interest expense.

NOTE N - REGULATORY MATTERS

         One of the principal sources of cash for Redwood is dividends from NBR. Total dividends which may be declared by subsidiary financial institutions depend on the regulations which govern them. In addition, regulatory agencies can place dividend restrictions on the subsidiaries based on their evaluation of the financial condition of the subsidiaries. No restrictions are currently imposed by regulatory agencies on the subsidiaries other than the limitations found in the regulations which govern the respective subsidiaries. The approval of the OCC is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The aggregate amount of dividends which may be declared by NBR to be paid to Redwood in 2004 without prior regulatory approval, approximates $4,599,000 plus current 2004 net profits.

         NBR is subject to certain restrictions under the Federal Reserve Act, including restrictions on the extension of credit to affiliates. In particular, it is prohibited from lending to an affiliated company unless the loans are secured by specific types of collateral. Such secured loans and other advances from the subsidiaries are limited to 10 percent of the subsidiary's equity. No such loans or advances were outstanding during 2003 or 2002.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum leverage ratio of Tier 1 capital (as defined in the regulations) to adjusted assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). As of December 31, 2003 and 2002, the most recent notification from the OCC categorized NBR as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, NBR must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBR's category. The Company is also considered to be well capitalized as of December 31, 2003 and 2002. There are no conditions or events since the most recent regulatory notifications that management believes have changed NBR's or the Company's capital categories.

                                                                                                To Be Categorized as
                                                                          For Capital          Well-Capitalized Under
                                                    Actual             Adequacy Purposes      Prompt Corrective Action
                                           ------------------------------------------------------------------------------
                                                Amount      Ratio       Amount        Ratio        Amount        Ratio
                                           ------------------------------------------------------------------------------
                                           (in thousands)           (in thousands)             (in thousands)
 At December 31, 2003:

   Company
     Leverage Capital (to Average Assets)          $33,449    6.47%         $20,672     4.00%           $25,841    5.00%
     Tier 1 Capital (to Risk-weighted Assets)       33,449    7.93%          16,872     4.00%            25,308    6.00%
     Total Capital (to Risk-weighted Assets)        50,383   11.94%          33,744     8.00%            42,180   10.00%

   NBR
     Leverage Capital (to Average Assets)           39,013    7.59%          20,554     4.00%           $25,692    5.00%
     Tier 1 Capital (to Risk-weighted Assets)       39,013    9.29%          16,798     4.00%            25,197    6.00%
     Total Capital (to Risk-weighted Assets)        44,286   10.55%          33,597     8.00%            41,996   10.00%



 At December 31, 2002:

   Company
     Leverage Capital (to Average Assets)          $33,597    6.59%         $20,396     4.00%           $25,495    5.00%
     Tier 1 Capital (to Risk-weighted Assets)       33,597    8.69%          15,461     4.00%            23,191    6.00%
     Total Capital (to Risk-weighted Assets)        40,061   10.36%          30,922     8.00%            38,652   10.00%

   NBR
     Leverage Capital (to Average Assets)          $36,261    7.12%         $20,362     4.00%           $25,452    5.00%
     Tier 1 Capital (to Risk-weighted Assets)       36,261    9.39%          15,439     4.00%            23,158    6.00%
     Total Capital (to Risk-weighted Assets)        41,117   10.65%          30,877     8.00%            38,596   10.00%

         Management believes that as of December 31, 2003, the Company and NBR met all capital requirements to which they were subject. Under the most stringent capital requirement, NBR has approximately $10,689,000 in excess capital before it becomes "undercapitalized" under the regulatory framework for prompt corrective action.

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

NOTE O - BUSINESS SEGMENTS

         The Company operates in two principal industry segments: core community banking, and merchant card services. The Company's core community banking industry segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. As of December 31, 2003, the Company's merchant card services industry group provided credit card settlement services for approximately 35,000 merchants throughout the United States.

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

                                               For the year ended December 31, 2003
                                                Community                  Total
                                                 Banking     Bankcard     Company
                                               --------------------------------------
                                                          (in thousands)

Total interest income                            $30,134    $    ---      $30,134
Total interest expense                             7,337          31        7,368
Interest income (expense) allocation                (736)        736          ---
                                               --------------------------------------
Net interest income                               22,061         705       22,766
Provision for loan losses                            ---         ---          ---
Total other operating income                       2,009       4,824        6,833
Total other operating expense                     13,502       2,898       16,400
                                               --------------------------------------
Income before income taxes                        10,568       2,631       13,199
Provision for income taxes                         4,445       1,105        5,550
                                               --------------------------------------
Net income                                        $6,123      $1,526       $7,649
                                               ======================================

Total Average Assets                            $488,297     $29,086     $517,383
                                               ======================================


                                               For the year ended December 31, 2002
                                                Community                  Total
                                                 Banking     Bankcard     Company
                                               --------------------------------------
                                                          (in thousands)

Total interest income                            $30,536    $    ---      $30,536
Total interest expense                             9,641          29        9,670
Interest income (expense) allocation                (625)        625          ---
                                               --------------------------------------
Net interest income                               20,270         596       20,866
Provision for loan losses                            ---         ---          ---
Total other operating income                       2,606       5,009        7,615
Total other operating expense                     13,327       2,678       16,005
                                               --------------------------------------
Income before income taxes                         9,549       2,927       12,476
Provision for income taxes                         3,469       1,046        4,515
                                               --------------------------------------
Net income                                        $6,080      $1,881       $7,961
                                               ======================================

Total Average Assets                            $465,678     $26,788     $492,466
                                               ======================================

                                               For the year ended December 31, 2001
                                                 Community                 Total
                                                  Banking     Bankcard    Company
                                               --------------------------------------
                                                          (in thousands)

Total interest income                            $33,555     $    ---     $33,555
Total interest expense                            13,441           10      13,451
Interest income (expense) allocation              (1,052)       1,052         ---
                                               --------------------------------------
Net interest income                               19,062        1,042      20,104
Provision for loan losses                            ---          ---         ---
Total other operating income                       2,359        4,240       6,599
Total other operating expense                     12,222        2,229      14,451
                                               --------------------------------------
Income before income taxes                         9,199        3,053      12,252
Provision for income taxes                         3,714        1,231       4,945
                                               --------------------------------------
Net income                                        $5,485       $1,822      $7,307
                                               ======================================

Total Average Assets                            $422,134      $26,374    $448,508
                                               ======================================






NOTE P - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The Company discloses the fair values of financial instruments for which it is practicable to estimate their value. Although management uses its best judgment in assessing fair values, there are inherent weaknesses in any estimating technique that may be reflected in the fair values disclosed. The fair value estimates are made at a discrete point in time based on relevant market data, information about the financial instruments, and other factors. Estimates of fair value of financial instruments without quoted market prices are subjective in nature and involve various assumptions and estimates that are matters of judgment. Changes in the assumptions used could significantly affect these estimates. The fair values have not been adjusted to reflect changes in market conditions for the period subsequent to the valuation dates of December 31, 2003 and 2002, and therefore, estimates presented herein are not necessarily indicative of amounts which could be realized in a current transaction.

         The following estimates and assumptions were used on December 31, 2003 and 2002 to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

(e)       Deposits

         The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and money market accounts, is equal to the amount payable on demand on December 31, 2003 and 2002. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is based on rates currently offered for deposits of similar size and remaining maturities.

(f)  Other Borrowings and Subordinated Debentures

         The discounted value of contractual cash flows at market interest rates for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

(g)  Commitments to Fund Other Loans

         The fair value of commitments to fund other loans represents fees currently charged to enter into similar agreements with similar remaining maturities. The fair value of these instruments is not material to the financial statements.


         The estimated fair values of the Company's financial instruments are as follows:

                                                              December 31,
                                                      2003                      2002
                                           ----------------------------------------------------
                                             Carrying        Fair       Carrying       Fair
                                              Amount        Value        Amount       Value
                                           ----------------------------------------------------
                                                             (in thousands)
 Assets:
   Cash and cash equivalents                   $27,859      $27,859       $39,337     $39,337
   Investment securities                        75,795       76,270        99,921     100,425
   Loans, net                                  407,359      412,759       357,676     359,533
   Interest receivable                           2,137        2,137         2,325       2,325

 Liabilities:
   Deposits                                   (454,782)    (455,546)     (453,093)   (455,169)
   Other borrowings                            (16,265)     (16,265)      (12,356)    (12,356)
   Subordinated debentures                     (20,000)     (21,162)      (10,000)    (10,678)
   Interest payable                             (1,152)      (1,152)       (1,797)     (1,797)



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

         A listing of financial instruments whose contract amounts represent credit risk is as follows:

                                       December 31, 2003              December 31, 2002
                                  Fixed Rate   Variable Rate     Fixed Rate   Variable Rate
                                 ------------------------------ ------------------------------
                                                        (in thousands)

 Commitments to extend credit           $8,802         $76,857        $13,746         $62,213
 Standby letters of credit               5,375             ---            307             ---


         Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.30% to 8.75% and maturities ranging from one month to 120 months.



NOTE R - CONDENSED FINANCIAL INFORMATION OF
               REDWOOD EMPIRE BANCORP (PARENT ONLY)

                             CONDENSED BALANCE SHEETS

                                                                December 31,
                                                              2003         2002
                                                          --------------------------
                                                               (in thousands)
 Assets
 Cash and cash equivalents                                      $5,270          $46
 Investment in NBR                                              41,050       39,604
 Investment in RSTI and RSTII                                      620          310
 Other assets                                                    1,823          816
                                                          ------------- ------------
  Total assets                                                 $48,763      $40,776
                                                          ============= ============

 Liabilities and Shareholders' Equity
 Subordinated debentures                                       $20,000      $10,000
 Short term borrowings                                             ---        1,150
 Borrowings from RSTI and RSTII                                    620          310
 Other liabilities                                                 463          509
 Shareholders' equity                                           27,680       28,807
                                                          ------------- ------------
     Total liabilities and shareholders' equity                $48,763      $40,776
                                                          ============= ============

                             CONDENSED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                                           2003         2002        2001
                                                        -------------------------------------
                                                                   (in thousands)

  Dividends from NBR                                       $6,700       $6,600      $5,900
  Interest expense                                          1,304        1,013         910
  Operating expenses                                          454          979         585
                                                        ------------ ------------------------
Income before equity in undistributed income of NBR         4,942        4,608       4,405
                                                        ------------ ------------------------
Equity in undistributed income of NBR                       1,987        2,612       2,299
                                                        ------------ ------------------------
Income before income taxes                                  6,929        7,220       6,704
Income tax benefit                                           (720)        (741)       (603)
                                                        ------------ ------------------------
Net income                                                 $7,649       $7,961      $7,307
                                                        ============ ========================


                                 CONDENSED STATEMENTS OF CASH FLOWS

                                                               Year Ended December 31,
                                                        2003             2002             2001
                                                  ---------------------------------------------------
                                                                    (in thousands)
 Cash flows from operating activities:
   Net income                                              $7,649           $7,961           $7,307
                                                  ---------------------------------------------------
   Adjustments:
     Equity in undistributed excess distributed
       income of NBR                                       (1,987)          (2,612)          (2,299)
     Change in other assets                                (1,109)            (125)             642
     Change in other liabilities                              (46)             (50)             274
                                                  ---------------------------------------------------
       Total adjustments                                   (3,142)          (2,787)          (1,383)
                                                  ---------------------------------------------------
       Net cash from operating activities                   4,507            5,174            5,924
                                                  ---------------------------------------------------
 Cash flows from investing activities:
     Capital investment into RSTI                             ---              ---             (310)
                                                  ---------------------------------------------------
       Net cash from investing activities                     ---              ---             (310)
                                                  ---------------------------------------------------
 Cash flows from financing activities:
   Net change in other borrowings                          (1,150)           1,150              ---
   Issuance of common stock                                   661               96              773
   Issuance of subrodinated debentures                     10,000              ---           10,000
   Net proceeds from borrowings from RSTII                    310              ---              ---
   Net proceeds from borrowings from RSTI                     ---              ---              310
   Repurchases of common stock                             (5,712)          (3,783)         (16,391)
   Cash dividends paid                                     (3,392)          (2,793)          (1,752)
                                                  ---------------------------------------------------
       Net cash from financing activities                     717           (5,330)          (7,060)
                                                  ---------------------------------------------------
 Net change in cash and cash equivalents                    5,224             (156)          (1,446)
 Cash and cash equivalents at beginning of year                46              202            1,648
                                                  ---------------------------------------------------
 Cash and cash equivalents at end of year                  $5,270              $46             $202
                                                  ===================================================

NOTE S- QUARTERLY RESULTS (UNAUDITED)

         The following table summarizes the Company's quarterly results. All earnings per share data and common stock prices have been restated to give effect of the Company's three-for-two stock splits announced September 20, 2001 and July 15, 2003.

                                                     Q1       Q2       Q3       Q4          Q1       Q2       Q3       Q4
                                                   2002     2002     2002     2002        2003     2003     2003    2003 *
                                                 -------------------------------------  -------------------------------------

 Interest income                                    $7,409   $7,734   $7,806   $7,587      $7,542   $7,608   $7,538   $7,446
 Net interest income                                 4,989    5,323    5,271    5,283       5,530    5,678    5,783    5,775
 Provision for loan losses                             ---      ---      ---      ---         ---      ---      ---      ---
 Other operating income                              1,818    1,793    2,155    1,849       1,629    1,649    1,666    1,889
 Other operating expenses                            3,738    3,904    4,303    4,060       4,086    3,901    4,139    4,274
                                                 -------------------------------------  -------------------------------------
 Income before income taxes                          3,069    3,212    3,123    3,072       3,073    3,426    3,310    3,390
 Provision for income taxes                          1,122    1,187    1,165    1,041       1,057    1,245    1,225    2,023
                                                 -------------------------------------  -------------------------------------
 Net income                                         $1,947   $2,025   $1,958   $2,031      $2,016   $2,181   $2,085   $1,367
                                                 =====================================  =====================================


 Earnings per common share:
   Basic earnings per common share:                    .37      .39      .37      .39         .40      .43      .42      .28
   Diluted earnings per common share:                  .36      .37      .36      .38         .38      .42      .41      .27

 Common Stock Prices:
   High                                             $19.20   $21.83   $18.67   $19.55      $20.50   $20.71   $24.95   $26.50
   Low                                               16.27    17.44    16.80    17.17       17.67    18.50    19.01    23.50
   Close                                             18.83    18.27    18.00    17.73       20.50    19.01    24.48    26.12


* Net income for the fourth quarter of 2003 was negatively impacted by provision for income taxes totaling $2,023,000. The provision for income taxes included $767,000 of expense related to the reversal of certain previously recognized net state tax benefits related to the Company's REIT.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

         Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2003. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

       (b)    Changes in Internal Controls.

         During the quarter ended December 31, 2003, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

        Reference is made to the information contained in the Sections entitled "Committees and Meetings of the Board of Directors", "Nominees", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of Redwood's Proxy Statement for the May 18, 2004 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and by this reference incorporated herein.

         The Company has adopted a Code of Ethics applicable to all officers (including senior financial officers, such as our Chief Executive Officer, Chief Financial Officer and Controller), directors and employees of the Company. A copy is posted on our website, www.nbronline.com. The Company intends to disclose any amendment to, or waiver from any provision of, the Code of Ethics that applies to its senior financial officers on its website.

Item 11.  Executive Compensation

        Reference is made to the information contained in the Sections entitled "Performance Graph", "Board Compensation Committee Report on Executive Compensation", "Compensation of Directors", "Executive Compensation" and "Supplemental Benefit Plans" of Redwood's Proxy

Statement for the May 18, 2004 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and by this reference incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning ownership of the equity stock of Redwood by certain beneficial owners and management is contained in the Sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of Redwood's Proxy Statement for the May 18, 2004 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is by this reference incorporated herein.

        The following table provides information relating to the Company's equity compensation plans as of December 31, 2003:


                                               (a)
                                        Number of                                                              (c)
                                    securities to                                             Number of securities
                                   be issued upon                           (b)            remaining available for
                                      exercise of              Weighted-average              future issuance under
                                      outstanding             exercise price of                equity compensation
                                 options warrants           outstanding options                   plans (excluding
                                       and rights           warrants and rights              securities reflect in
                                                                                                       column (a))
                                ---------------------      ------------------------      ---------------------------

Plan Category:


Equity compensation plans                 330,000                        $10.43
approved by shareholders                                                                                 216,000

Equity compensation plans                  32,000                         25.41                              ---
not approved by shareholders
                                ---------------------                                    ---------------------------
Total                                     362,000                        $11.75                          216,000
                                =====================                                    ===========================





        At December 31, 2003, there were 216,000 shares of common stock available for future issuance under the Company's 2001 stock option plan. For additional information concerning the Company's equity compensation plans, see Note L to our Consolidated Financial Statements included in this Report.

        The Company awarded the President and Chief Executive Officer of NBR options to purchase 32,000 shares of Common Stock in connection with the commencement of his employment in December 2003. These options were awarded outside of the 2001 Stock Option Plan. The exercise price of these options is the market value of the Common Stock on the date of the award. These options vest ratably over a four-year period.

Item 13. Certain Relationships and Related Transactions

         Reference is made to the information contained in the Section entitled "Certain Transactions" of Redwood's Proxy Statement for the May 18, 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and by this reference incorporated herein.

Item 14. Principal Accountant Fees and Services

         Reference is made to the information contained in the Section entitled "Ratification of Independent Auditors" of Redwood's Proxy Statement for the May 18, 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and by this reference incorporated herein.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  1.   Financial Statements.

          The following consolidated financial statements of Redwood and its subsidiaries and independent auditors' report are included in Part III (Item 8) of this Form 10-K:

                                                                                Page

          Report of Independent Auditors.........................................56
          Consolidated Financial Statements of Redwood Empire Bancorp
               and Subsidiaries
          Consolidated Statements of Operations for the years ended
               December 31, 2003, 2002 and 2001..................................57
          Consolidated Balance Sheets as of December 31, 2003 and 2002...........58
          Consolidated Statements of Shareholders' Equity for the years ended
               December 31, 2003, 2002 and 2001..................................59
          Consolidated Statements of Cash Flows for the years ended
               December 31, 2003, 2002 and 2001..................................60
          Notes to Consolidated Financial Statements.............................62


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


         3.    Exhibits.

               The following documents are filed herewith or incorporated by reference in this Annual Report on Form 10-K.

Exhibit
Number                           Description
-------                          -----------


3.1 Amended Articles of Incorporation of Redwood filed as Exhibit 3.1 to our Amended Annual Report on Form 10-K for the year ended December 31, 2002 and by this reference incorporated herein.

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

4.3 Indenture, dated July 22, 2003, between Redwood and US Bank National Association of Connecticut. **

4.4 Amended and Restated Declaration of Trust, dated July 22, 2003, by and among US Bank National Association of Connecticut, Redwood and the Administrators named therein. **

10.            Executive  Salary  Continuation   Agreement  between  Patrick  W.
               Kilkenny and Redwood dated November 1, 1993, Amendment 1 dated April 25, 1996, Amendment 2 dated November 16, 1999, and Amendment 3 dated March 21, 2001, filed as Exhibit 10 to our Annual Report on Form 10-K for the year ended December 31, 2001 and by this reference incorporated herein. *

10.1 Executive Severance Agreement between Patrick W. Kilkenny and Redwood, filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 1999 and by this reference incorporated herein. *

10.4 Redwood's 401(k) Profit Sharing Plan, filed as Exhibit 28.1 to our Registration Statement on Form S-8 dated June 12, 1990 (Registration No. 33-35377), and by this reference incorporated herein. *

10.5           Redwood's  Amended and Restated 1991 Stock Option Plan,  filed as
               Exhibit 4.1 to our Registration Statement on Form S-8 filed on July 8, 1992 (Registration No. 33-49372), and by this reference incorporated herein. *

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

10.15 Lease, dated August 22, 2002, between National Bank of the Redwoods and Santa Rosa Northpoint Associates filed as Exhibit
               10.15 to our Annual Report on Form 10-K for the year ended December 31, 2002 and by this reference incorporated herein.

10.16 Lease amendment dated September 2, 2003 between National Bank of the Redwoods and Upway Properties, LLC. **

10.17 Placement Agreement, dated July 17, 2003, between Redwood, First Tennessee Capital Markets and Keefe, Bruyette & Woods, Inc.. **

10.18 Subscription Agreement, dated July 22, 2003, between Redwood Statutory Trust II, Redwood and Preferred Term Securities II, Ltd. **

10.19 Guarantee Agreement, dated July 22, 2003, by and between Redwood and US Bank National Association of Connecticut. **

10.20          Employment   Agreement,   effective  December  1,  2003,  between
               National Bank of the Redwoods and Stephen A. Fleming. **

11.            Statement re Computation of Per Share Earnings. **

21.            Subsidiaries of the Registrant. **

23.1           Consent of Crowe Chizek and Company LLC. **

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to
               Section 302 of the Sarbanes- Oxley Act of 2002. **

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1 Certification of the Chief Executive Officer Under Section 906 of the Sarbanes- Oxley Act of 2002. **

32.2 Certification of the Chief Financial Officer Under Section 906 of the Sarbanes- Oxley Act of 2002. **


* Management contract or compensatory plan, contract or arrangement. ** Provided herewith.

(b)  Reports on Form 8-K.

     A report on Form 8-K was filed on October 9, 2003 to report under Item 5 the approval of a quarterly cash dividend.

     A report on Form 8-K was filed on October 24, 2003 to report under Item 7 the press release of earnings for the third quarter of 2003 and to furnish information under Item 9 in connection therewith.

     A report on Form 8-K was filed on December 2, 2003 to report under Item 5 the announcement of the hiring of a new President and CEO of NBR.

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




REDWOOD EMPIRE BANCORP



By:        /S/ Patrick W. Kilkenny                      Dated:  March 18, 2004
           ------------------------
           Patrick W. Kilkenny
           President, Chief Executive Officer and Director
           (Principal Executive Officer)


And By:    /S/ Kim C. McClaran                          Dated:  March 18, 2004
           ------------------------
           Kim C. McClaran
           Vice President and
           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



/S/ John H. Brenengen                                   Dated:  March 18, 2004
--------------------------------------------
John H. Brenengen, Director


/S/ Dana R. Johnson                                     Dated:  March 18, 2004
--------------------------------------------
Dana R. Johnson, Director
Chairman of the Board


/S/ Patrick W. Kilkenny                                 Dated:  March 18, 2004
-----------------------------------
Patrick W. Kilkenny, Director


/S/ Gregory J. Smith                                    Dated:  March 18, 2004
--------------------------------------------
Gregory J. Smith, Director


/S/ Mark H. Rodebaugh                                   Dated:  March 18, 2004
-----------------------------------
Mark H. Rodebaugh, Director


/S/ William B. Stevenson                                Dated:  March 18, 2004
-----------------------------------
William B. Stevenson, Director