Form 10-Q
period 2004-03-31
REDWOOD EMPIRE BANCORP
filed 2004-05-12
CIK 840007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2004

                                       or

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

At May 1, 2004, there were 4,939,045 shares of the Registrant's common stock outstanding.


                        This page is page 1 of 41 pages.

                             REDWOOD EMPIRE BANCORP
                                       AND
                                  SUBSIDIARIES

                                      Index



                                                                                              Page
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Operations
                  Three Months Ended March 31, 2004 and 2003....................................3

                  Consolidated Balance Sheets
                  March 31, 2004 and December 31, 2003..........................................5

                  Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2004 and 2003....................................6

                  Notes to Consolidated Financial Statements....................................8


       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.............................12

       Item 3.    Quantitative and Qualitative Disclosures
                  About Market Risk............................................................36

       Item 4.    Controls and Procedures......................................................38


PART II. OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K.............................................39


SIGNATURES.....................................................................................40

EXHIBIT INDEX..................................................................................41

                          This is page 2 of 41 pages.

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements


                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (dollars in thousands except per share data)
                                   (unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                              2004      2003
                                                                         ----------------------
Interest income:
  Interest and fees on loans                                                  $6,414    $6,406
  Interest on investment securities                                              726     1,123
  Interest on federal funds sold                                                  28        13
                                                                         ----------------------
Total interest income                                                          7,168     7,542

Interest expense:
  Interest on deposits                                                         1,202     1,744
  Interest on other borrowings                                                   439       268
                                                                         ----------------------
Total interest expense                                                         1,641     2,012
                                                                         ----------------------

Net interest income                                                            5,527     5,530
Provision for loan losses                                                        ---       ---
                                                                         ----------------------

Net interest income after provision for loan losses                            5,527     5,530

Noninterest income:
  Service charges on deposit accounts                                            246       268
  Merchant draft processing, net                                               1,161     1,129
  Loan servicing income                                                           27        35
  Other income                                                                   274       197
                                                                         ----------------------
Total noninterest  income                                                      1,708     1,629

Noninterest expense:
  Salaries and employee benefits                                               2,733     2,284
  Occupancy and equipment expense                                                535       614
  Other                                                                        1,154     1,188
                                                                         ----------------------
Total noninterest expense                                                      4,422     4,086
                                                                         ----------------------

Income before income taxes                                                     2,813     3,073
Provision for income taxes                                                     1,125     1,057
                                                                         ----------------------


Net income                                                                    $1,688    $2,016
                                                                         ======================

Total comprehensive income                                                    $1,777    $1,908
                                                                         ======================

                                   (Continued)







                        This page is page 3 of 41 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (dollars in thousands except per share data)
                                   (unaudited)
                                   (Continued)


                                                                     Three Months Ended
                                                                          March 31,
                                                                      2004         2003
                                                                 ----------------------------

Basic earnings per common share:
  Net income                                                               $.34         $.40
  Weighted average shares - basic                                     4,949,000    5,077,500

Diluted earnings per common share:
  Net income                                                               $.33         $.38
  Weighted average shares - diluted                                   5,107,000    5,260,500

See Notes to Consolidated Financial Statements.


                                   (Concluded)












                        This page is page 4 of 41 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                        (dollars in thousands)

                                                                         March 31,      December 31,
                                                                           2004             2003
                                                                      ---------------------------------
                                                                        (unaudited)
Assets:
Cash and due from banks                                                      $20,767         $19,259
Federal funds sold                                                            11,800           8,600
                                                                      ---------------------------------
  Cash and cash equivalents                                                   32,567          27,859
Investment securities:
  Held to maturity (fair value of $18,604 and $18,041)                        17,931          17,566
  Available for sale, at fair value (amortized cost of $40,738
    and $56,921)                                                              42,151          58,229
                                                                      ---------------------------------
    Total investment securities                                               60,082          75,795

Mortgage loans held for sale                                                     130             192

Loans:
    Residential real estate mortgage                                         106,275         108,851
    Commercial real estate mortgage                                          185,257         186,185
    Commercial                                                                59,389          55,473
    Real estate construction                                                  48,446          51,154
    Installment and other                                                     11,994          13,025
    Less net deferred loan fees                                                 (116)           (167)
                                                                      ---------------------------------
        Total portfolio loans                                                411,245         414,521
    Less allowance for loan losses                                            (7,177)         (7,162)
                                                                      ---------------------------------
       Net loans                                                            404,068         407,359

Premises and equipment, net                                                    2,354           2,489
Cash surrender value of life insurance                                         7,909           3,782
Other assets and interest receivable                                           9,279          11,424
                                                                      ---------------------------------
     Total assets                                                           $516,389        $528,900
                                                                      =================================

Liabilities and Shareholders' equity:
Deposits:
  Noninterest bearing demand deposits                                       $103,697        $107,359
  Interest-bearing transaction accounts                                      163,303         154,640
  Time deposits one hundred thousand and over                                 72,784          73,262
  Other time deposits                                                        113,923         119,521
                                                                      ---------------------------------
    Total deposits                                                           453,707         454,782

Short-term borrowings                                                          3,915          16,265
Subordinated debentures                                                       20,000          20,000
Other liabilities and interest payable                                        10,788          10,173
                                                                      ---------------------------------
     Total liabilities                                                       488,410         501,220

Shareholders' equity:
  Preferred stock, no par value; authorized 2,000,000 shares;
      none issued and outstanding                                                ---             ---
  Common stock, no par value; authorized 10,000,000 shares;
      issued and outstanding: 4,939,045 and 4,950,984 shares                  10,520          10,577
  Retained earnings                                                           16,611          16,344
  Accumulated other comprehensive income, net of tax                             848             759
                                                                      ---------------------------------
     Total shareholders' equity                                               27,979          27,680
                                                                      ---------------------------------
     Total liabilities and shareholders' equity                             $516,389        $528,900
                                                                      =================================

See Notes to Consolidated Financial Statements.

                        This page is page 5 of 41 pages.

                                  REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                              (in thousands)
                                                (unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   2004           2003
                                                                              ------------------------------
Cash flows from operating activities:


  Net income                                                                        $1,688         $2,016

Adjustments to reconcile net income to net cash
  from operating activities:
  Depreciation and amortization, net                                                    94            122
  Loans originated for sale                                                           (221)        (1,296)
  Proceeds from sale of loans held for sale                                            277            971
  Net realized loss on sale of loans held for sale                                       6              3
  Change in other assets and interest receivable                                      (101)           274
  Change in other liabilities and interest payable                                     615          6,003
                                                                              ------------------------------
  Total adjustments                                                                    670          6,077
                                                                              ------------------------------

  Net cash from operating activities                                                 2,358          8,093

Cash flows from investing activities:
  Net change in loans                                                                3,410        (32,319)
  Purchases of investment securities available for sale                                ---         (3,081)
  Purchases of investment securities held to maturity                                 (577)           (21)
  Maturities of investment securities available for sale                            13,516          9,057
  Maturities or calls of investment securities held to maturity                      2,847          1,112
  Purchase of company owned life insurance                                          (1,900)           ---
  Purchases of premises and equipment, net                                             (44)          (193)
                                                                              ------------------------------
    Net cash from investing activities                                              17,252        (25,445)

Cash flows from financing activities:
  Net change in noninterest bearing demand deposits                                 (3,662)         6,018
  Net change in interest bearing transaction accounts                                8,663         32,059
  Net change in time deposits                                                       (6,076)        (8,809)
  Net change in short-term borrowings                                              (12,350)        (7,735)
  Repurchases of common stock                                                         (474)        (1,322)
  Issuance of common stock                                                              38            162
  Cash dividends paid                                                               (1,041)          (851)
                                                                              ------------------------------
    Net cash from financing activities                                             (14,902)        19,522
                                                                              ------------------------------

Net change in cash and cash equivalents                                              4,708          2,170
Cash and cash equivalents at beginning of period                                    27,859         39,337
                                                                              ------------------------------

Cash and cash equivalents at end of period                                         $32,567        $41,507
                                                                              ==============================

                                                (Continued)




                        This page is page 6 of 41 pages.

                               REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                           (in thousands)
                                             (unaudited)
                                             (Continued)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                      2004     2003
                                                                                 ---------------------

Supplemental Disclosures:

Cash paid during the period for:
  Interest expense                                                                   $1,782    $1,968
  Income taxes                                                                        1,247       650

Noncash transfers:
  Transfer of other assets to company owned life insurance                            2,200       ---



See Notes to Consolidated Financial Statements.


                                             (Concluded)








                        This page is page 7 of 41 pages.

                     REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Redwood Empire Bancorp's 2003 Annual Report to Shareholders. The statements include the accounts of Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company"), and its wholly owned subsidiaries, National Bank of the Redwoods, Redwood Statutory Trust I ("RSTI") and Redwood Statutory Trust II ("RSTII"). In 2002, National Bank of the Redwoods (and with its subsidiary, "NBR") formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust. The entity was formed to provide an additional vehicle to raise capital and to better organize and market the origination of real estate secured lending. All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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


                        This page is page 8 of 41 pages.

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


                                                      Three months ended
                                              March 31, 2004     March 31, 2003
                                            --------------------------------------
                                                   (dollars in thousands,
                                                   except per share data)

 Net income as reported                                 $1,688             $2,016
 Deduct: Stock-based compensation expense
   determined under fair value based method                (28)               (19)
                                            --------------------------------------
 Pro forma net income                                   $1,660             $1,997
                                            ======================================

 Basic earnings per share as reported                     $.34               $.40
 Pro forma basic earnings per share                        .34                .39

 Diluted earnings per share as reported                   $.33               $.38
 Pro forma diluted earnings per share                      .33                .38


         Pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. There were no options granted during the three-month periods ended March 31, 2004 and 2003.


                                                 Three months ended
                                         March 31, 2004     March 31, 2003
                                       --------------------------------------
 Risk-free interest rate                            3.53%              3.82%
 Expected option life in years                          7                 10
 Expected stock price volatility                   31.54%             32.44%
 Dividend yield                                      3.5%               2.8%




                        This page is page 9 of 41 pages.

         The following table reflects the Company's earnings per share data.


                                                                    Three Months Ended
                                                                        March 31,
                                                           2004                           2003
                                                ----------------------------   ----------------------------
                                                    Basic        Diluted            Basic       Diluted
                                                ----------------------------   ----------------------------
                                                          (in thousands, except per share data)
Earnings per common share:

 Net income                                            $1,688        $1,688            $2,016       $2,016
 Earnings per share                                       .34           .33               .40          .38

 Weighted average common shares outstanding         4,949,000     5,107,000(1)      5,078,000    5,261,000(1)


1) The weighted average common shares outstanding include the dilutive effects of common stock options of 158,000 and 183,000 for the three months ended March 31, 2004 and March 31, 2003, as adjusted for the three-for-two stock split announced July 16, 2003.



4.       Comprehensive Income


         The Company's total comprehensive income presentation is as follows:



                                                  Three Months Ended
                                                       March 31,
                                                    2004        2003
                                                ------------------------
                                                    (in thousands)

Net income as reported                             $1,688      $2,016
Other comprehensive income/(loss) (net of tax):
  Change in unrealized holding gain
     on available for sale securities                  89        (108)
                                                ------------------------
Total comprehensive income                         $1,777      $1,908
                                                ========================

5.       Subsequent Events - Common Stock Cash Dividend

         On April 2, 2004, the Board of Directors declared a quarterly cash dividend of 21 cents per share on the Company's Common Stock. The dividend was paid on April 30, 2004 to shareholders of record on April 15, 2004.


6.       Business Segments

         The Company operates in two principal business segments: core community banking and merchant card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with all treasury and depository activities. The Company's merchant card services industry group provides credit



                       This page is page 10 of 41 pages.

card settlement services for approximately 33,000 merchants throughout the United States.

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

Summary financial data by business segment for the indicated periods is as follows:

                                                                 For the quarter ended March 31, 2004
                                                           -------------------------------------------------
                                                                                 Merchant
                                                                Community          Card          Total
                                                                 Banking         Services       Company
                                                           -------------------------------------------------
                                                                            (in thousands)

Total interest income                                             $7,168           $    ---        $7,168
Total interest expense                                             1,639                  2         1,641
Interest income/(expense) allocation                                (109)               109           ---
                                                           -------------------------------------------------
Net interest income                                                5,420                107         5,527
Provision for loan losses                                            ---                ---           ---
Total other operating income                                         547              1,161         1,708
Total other operating expense                                      3,715                707         4,422
                                                           -------------------------------------------------
Income before income taxes                                         2,252                561         2,813
Provision for income taxes                                           901                224         1,125
                                                           -------------------------------------------------
Net income                                                        $1,351               $337        $1,688
                                                           =================================================
Total Average Assets                                            $499,780            $20,227      $520,007
                                                           =================================================


                                                                 For the quarter ended March 31, 2003
                                                          ---------------------------------------------------
                                                                                 Merchant
                                                               Community           Card           Total
                                                                Banking          Services        Company
                                                          ---------------------------------------------------
                                                                            (in thousands)

Total interest income                                            $7,542            $    ---         $7,542
Total interest expense                                            2,007                   5          2,012
Interest income/(expense) allocation                               (170)                170            ---
                                                          ---------------------------------------------------
Net interest income                                               5,365                 165          5,530
Provision for loan losses                                           ---                 ---            ---
Total other operating income                                        500               1,129          1,629
Total other operating expense                                     3,395                 691          4,086
                                                          ---------------------------------------------------
Income before income taxes                                        2,470                 603          3,073
Provision for income taxes                                          850                 207          1,057
                                                          ---------------------------------------------------
Net income                                                       $1,620                $396         $2,016
                                                          ===================================================
Total Average Assets                                           $484,888             $25,723       $510,611
                                                          ===================================================


                       This page is page 11 of 41 pages.

7.         Common Stock Repurchases

         In August 2001, the Company announced authorizations to repurchase up to 533,250 common shares, as adjusted for the three-for-two stock splits declared September 20, 2001 and July 15, 2003. In August 2003, the Company announced an authorization to repurchase an additional 496,500 shares, for a total authorization of 1,029,750. To date, 557,987 shares of the Company's common stock have been repurchased. In the quarter ended March 31, 2004, the Company purchased 16,939 shares of the Company's common stock under the program at an average price per share of $28.00. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions.

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


                       This page is page 12 of 41 pages.

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

    o    Changes in the securities markets.

    o A decline in the health of the Northern California economy, including the decline in the technology sector and any negative effect of the recent budgetary crisis and continuing fiscal difficulties of the State of California.

    o    Certain operational risks involving data processing systems or fraud.

    o The proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard setting bodies.

         Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and "Certain Important Considerations for Investors" herein.

Executive Summary

         The Company derives its income from two principal sources: (1) net interest income, which is the difference between the interest income it receives on interest-earning assets and the interest expense it pays on interest-bearing liabilities; and (2) noninterest income or fee income, which includes fees earned on deposit services, fees earned from servicing loans for investors, fees from processing services, electronic-based cash management services and merchant credit card processing.

         The following analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Redwood Empire Bancorp and related notes thereto included in this Report. The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2003 to March 31, 2004. Significant changes and trends in the Company's results of operations for the three months ended March 31, 2004, compared to the same period in 2003, are also discussed.



                       This page is page 13 of 41 pages.

         The Company reported net income of $1,688,000 ($.33 per diluted share) for the three months ended March 31, 2004 as compared to $2,016,000 ($.38 per diluted share) for the same period in 2003, a decrease of $328,000 or 16% in net income. This decrease is primarily due to the combined impact of the additional interest expense incurred with the July 2003 completion of the Company's second $10,000,000 trust preferred securities financing, and the increase of 6% in the Company's effective tax rate and higher operating expense related to the implementation of strategies to position the Company for growth.

         On July 16, 2003, the Company announced a three-for-two stock split of its outstanding shares of common stock payable on August 13, 2003 to common shareholders of record on July 28, 2003. Earnings per share information for all periods presented give effect to the stock split.

Significant Accounting Policies and Significant Estimates

         Note B to the Consolidated Financial Statements in Redwood Empire Bancorp's 2003 Annual Report on Form 10-K contains a summary of the Company's significant accounting policies. Certain of the these policies as well as estimates made by management are considered to be important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain.

Results of Operations

         Net Interest Income

         Interest income decreased from $7,542,000 in the first quarter of 2003 to $7,168,000 in the first quarter of 2004, which represents a decrease of $374,000 or 5%. While the Company experienced modest average earning asset growth during the first quarter of 2004 as compared to the first quarter of 2003, the continued low interest rate environment had a negative impact on interest income. Average earning assets increased slightly by $3,379,000 or .7% from $485,170,000 for the quarter ended March 31, 2003 to $488,549,000 for the quarter ended March 31, 2004. The largest component of the increase in average earning assets was growth in the Company's loan portfolio, which was partially offset by a decline in the investment securities portfolio. Average portfolio loans increased $27,893,000 or 7% during the first quarter of 2004, when compared to the same quarter in 2003. The Company continues to focus on growth in the overall loan portfolio, and in particular the commercial real estate portfolio. Average commercial real estate loans increased $24,834,000 or 16%, average residential real estate loans increased $10,034,000 or 10% and average construction loans increased $5,267,000 or 12%, offset by a decline of $9,014,000, or 15% in average commercial loans for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Average investment securities declined by $32,925,000 or 33% to $66,839,000 for the quarter ended March 31, 2004 when compared to $99,764,000 for the same quarter in 2003. The decline was due to substantial paydown activity within the mortgage-backed securities portfolio. Proceeds from such paydown activity facilitated the funding of loan growth.

         Interest expense for the first quarter of 2004 was $1,641,000, down $371,000, or 18%



                       This page is page 14 of 41 pages.

from $2,012,000 in the first quarter of 2003. With the continued low interest rate environment discussed above, the Company has been successful in reducing costs associated with interest bearing deposits. For the quarter ended March 31, 2004 the cost of average interest bearing deposits was 1.39%, down from 1.99% for the quarter ended March 31, 2003.

         Net interest income was $5,527,000 for the first quarter of 2004, a decrease of $3,000, or .05% percent when compared to $5,530,000 for the first quarter of 2003. The net interest margin was 4.55% for the first quarter of 2004 as compared to 4.62% for the same quarter in 2003. The Company's net interest margin has been negatively impacted during 2004 due to the additional interest expense incurred with the completion of the Company's second $10,000,000 trust preferred securities financing in July 2003. Such financing, which has been used for stock repurchases and other corporate matters, bears an annual interest rate of 6.35% and at March 31, 2004, had a negative impact on net interest margin of 14 basis points. Total interest expense for both trust preferred securities financing was $414,000 during the first quarter of 2004 as compared to $236,000 in interest expense for the first trust preferred securities financing during the first quarter of 2003.

         Yield on earning assets decreased to 5.90% for the three months ended March 31, 2004 from 6.30% for the same period one year ago. The decrease in the yield on earning assets for the three-month period during 2004 is due to a decline in the general interest rate environment. Yield paid on interest bearing liabilities decreased to 1.75% for the three-month period ended March 31, 2004 from 2.19% for the same period one year ago. The decrease in interest rates paid on interest bearing liabilities occurred as the Company lowered its deposit product pricing in response to lower short-term rates quoted in the national markets. The largest decrease was experienced in time deposits. For the three months ended March 31, 2004, such expense decreased $626,000 or 43% as compared to the same period one year ago.






                       This page is page 15 of 41 pages.

         The following is an analysis of the Company's net interest margin for the indicated periods:

                                                 Three months ended                    Three months ended
                                                   March 31, 2004                        March 31, 2003
                                        -------------------------------------  -----------------------------------

                                          Average                   %            Average                  %
(dollars in thousands)                    Balance    Interest   Yield/Rate       Balance   Interest  Yield/Rate
                                        -------------------------------------  -----------------------------------

Residential real estate mortgage loans     $108,190    $1,562         5.81%        $98,156   $1,621         6.70%
Commercial real estate loans                184,749     3,085         6.72         159,915    2,855         7.24
Commercial loans                             53,119       745         5.64          62,133      956         6.24
Real estate construction loans               49,860       870         7.02          44,593      807         7.34
Installment and other                        13,094       151         4.64          16,707      163         3.96
Deferred loan fees                             (159)      ---          ---            (544)     ---          ---
                                        -----------------------                ----------------------
  Portfolio loans                           408,853     6,413         6.31         380,960    6,402         6.82

Mortgage loans held for sale                     54         1         7.45             220        4         7.37
Investments                                  66,839       726         4.37          99,764    1,123         4.57
Federal funds sold                           12,803        28         0.88           4,226       13         1.25
                                        -----------------------                ----------------------
  Total earning assets (1)                 $488,549     7,168         5.90        $485,170    7,542         6.30
                                        =============                          ============

Interest bearing transaction accounts      $157,509       388         0.99        $137,760      304         0.89
Time deposits                               190,018       814         1.72         217,091    1,440         2.69
Other borrowings                             28,761       439         6.14          17,606      268         6.17
                                        -----------------------                ----------------------

   Total interest-bearing liabilities      $376,288     1,641         1.75%       $372,457    2,012         2.19%
                                        =============                          ============

                                                    -----------                           -----------
Net interest income                                    $5,527                                $5,530
                                                    ===========                           ===========
Net interest income to
  earning assets                                                      4.55%                                 4.62%

(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).


                       This page is page 16 of 41 pages.

         The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three months ended March 31, 2004 and 2003. Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.


                                                             Three months ended
                                                        March 31, 2004 compared to the
                                                      three months ended March 31, 2003
                                                  ------------------------------------------
                                                      Volume         Rate         Total
                                                  ------------------------------------------
                                                                (in thousands)
Increase/(decrease) in interest income:
  Residential real estate mortgage loans                 $156          ($215)        ($59)
  Commercial real estate loans                            423           (193)         230
  Commercial loans                                       (131)           (80)        (211)
  Real estate construction loans                           93            (30)          63
  Installment and other                                   (39)            27          (12)
  Mortgage loans held for sale                             (3)           ---           (3)
  Investments                                            (359)           (38)        (397)
  Federal funds sold                                       20             (5)          15
                                                  ------------------------------------------
Total increase/(decrease)                                 160           (534)        (374)
                                                  ------------------------------------------

Increase/(decrease) in interest expense:
  Interest-bearing transaction accounts                    46             38           84
  Time deposits                                          (163)          (463)        (626)
  Other borrowings                                        170              1          171
                                                  ------------------------------------------
Total increase/(decrease)                                  53           (424)        (371)

Increase/(decrease) in net interest income               $107          ($110)         ($3)
                                                  ==========================================


         Provision for Loan Losses

         Due to the absence of significant net loan charge-offs, little change in loan portfolio asset quality and the balance in the allowance for loan losses, there was no provision for loan losses for the three months ended March 31, 2004 and 2003. For further information, see "Allowance for Loan Losses" and "Nonperforming Assets" in this section.





                       This page is page 17 of 41 pages.

         Noninterest Income and Expense

                  Noninterest Income

         The following tables set forth the components of the Company's noninterest income for the three months ended March 31, 2004, as compared to the same period in 2003.



                                                                 Three Months Ended
                                                                     March 31,                $         %
                                                            ---------------------------
                                                                2004          2003         Change     Change
                                                            -------------  ------------  ----------------------
                                                              (dollars in thousands)


Service charges on deposit accounts                               $246          $268          ($22)       (8)%
Merchant draft processing, net                                   1,161         1,129            32         3
Loan servicing income                                               27            35            (8)      (23)
Other income                                                       274           197            77        39
                                                            -------------  ------------  -----------
Total noninterest income                                        $1,708        $1,629           $79         5 %
                                                            =============  ============  ===========


         Noninterest income increased $79,000, or 5%, to $1,708,000 for the three months ended March 31, 2004 when compared to $1,629,000 for the same period in 2003. During this period, such increase was due to an increase of $32,000 in merchant card net revenue and an increase in other income of $77,000, partially offset by a $22,000 decrease in service charges on deposit accounts and a decrease in loan servicing income of $8,000. The increase in merchant card net revenue during the first quarter of 2004 as compared to the same period in 2003 is due to an increase in processing volume. The increase in other income for the first quarter of 2004 as compared to the same period in 2003 is due to an increase in income associated with the Company's recent successful implementation of a program to sell investment products. The decrease in loan servicing income is due to a decline in loans serviced by the Company. The decrease in service charges on deposit accounts is due to a decline in the fees charged customers for certain products and services.

                  Noninterest Expense

         The following tables set forth the components of the Company's noninterest expense during the three months ended March 31, 2004, as compared to the same period in 2003.


                                            Three Months Ended
                                                March 31,                 $             %
                                       ----------------------------
                                           2004          2003          Change         Change
                                       ------------- --------------  ---------------------------
                                         (dollars in thousands)

Salaries and employee benefits               $2,733         $2,284      $449             20 %
Occupancy and equipment expense                 535            614       (79)           (13)
Other                                         1,154          1,188       (34)            (3)
                                       -------------  -------------  ---------
Total noninterest expense                    $4,422         $4,086      $336              8 %
                                       =============  =============  =========



                          This is page 18 of 41 pages.

         Noninterest expense increased by $336,000, or 8%, to $4,422,000 during the first quarter of 2004 as compared to $4,086,000 for the first quarter of 2003. The increase in noninterest expense for the three-month period ended March 31, 2004, as compared to the same period ended March 31, 2003, is attributable to an increase in salaries and employee benefits of $449,000, which was partially offset by a decrease in occupancy and equipment expense of $79,000 and a decrease in other expense of $34,000. The increase in salaries and employee benefits during 2004 was partially due to an increase of 4 full time equivalent employees employed by the Company, the continued impact of increased costs associated with health care and workers compensation insurance and normal annual salary increases. The decrease in occupancy and equipment expense was due to costs incurred during 2003 in relation to the February 2003 move of the Company's operations center. The decrease in other expense is due to general cost control measures.


         Income Taxes

         The Company's effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses. The effective tax rate was 40% and 34% for the three months ended March 31, 2004 and 2003.

         As previously disclosed, the Company formed its Real Estate Investment Trust (REIT) subsidiary on January 15, 2002. With the formation of the REIT, the Company then began to recognize state tax benefits in the first quarter of 2002. During the fourth quarter of 2003, the California Franchise Tax Board took the position that certain tax transactions related to REITs and regulated investment companies (RICs) will be disallowed. Therefore the Company has decided to terminate the REIT. As previously announced, during December 2003 the Company reversed previously recognized net state tax benefits related to the REIT and will not record any related state tax benefits in the future. Due to the absence of such state tax benefits, the Company's effective tax rate increased by 6% from 34% to 40% in 2004. This change in the effective tax rate had a negative impact on net income of $169,000, or $.03 per diluted share.


         Business Segments

         The Company operates in two principal product and service lines: core community banking and merchant credit card services. The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with treasury and depository activities. The Company's merchant card services industry group provides credit card settlement services for approximately 33,000 merchants throughout the United States.





                       This page is page 19 of 41 pages.

         Summary financial data by business segment for the indicated periods is as follows:


                                                               For the quarter ended March 31, 2004
                                                          -----------------------------------------------
                                                                               Merchant
                                                              Community          Card         Total
                                                               Banking         Services      Company
                                                          -----------------------------------------------
                                                                          (in thousands)

Total interest income                                            $7,168          $    ---        $7,168
Total interest expense                                            1,639                 2         1,641
Interest income/(expense) allocation                               (109)              109           ---
                                                          -----------------------------------------------
Net interest income                                               5,420               107         5,527
Provision for loan losses                                           ---               ---           ---
Total other operating income                                        547             1,161         1,708
Total other operating expense                                     3,715               707         4,422
                                                          -----------------------------------------------
Income before income taxes                                        2,252               561         2,813
Provision for income taxes                                          901               224         1,125
                                                          -----------------------------------------------
Net income                                                       $1,351              $337        $1,688
                                                          ===============================================
Total Average Assets                                           $499,780           $20,227      $520,007
                                                          ===============================================


                                                                For the quarter ended March 31, 2003
                                                          -------------------------------------------------
                                                                                Merchant
                                                              Community           Card          Total
                                                               Banking          Services       Company
                                                          -------------------------------------------------
                                                                           (in thousands)

Total interest income                                            $7,542          $    ---          $7,542
Total interest expense                                            2,007                 5           2,012
Interest income/(expense) allocation                               (170)              170             ---
                                                          -------------------------------------------------
Net interest income                                               5,365               165           5,530
Provision for loan losses                                           ---               ---             ---
Total other operating income                                        500             1,129           1,629
Total other operating expense                                     3,395               691           4,086
                                                          -------------------------------------------------
Income before income taxes                                        2,470               603           3,073
Provision for income taxes                                          850               207           1,057
                                                          -------------------------------------------------
Net income                                                       $1,620              $396          $2,016
                                                          =================================================
Total Average Assets                                           $484,888           $25,723        $510,611
                                                          =================================================


         Community Banking

         The Community Banking segment's income before income tax decreased for the three months ended March 31, 2004 when compared to the same period in 2003. The decrease was primarily due to an increase in noninterest expense, which was partially offset by an increase in net interest income and an increase in noninterest income. The increase in other expense was primarily due to an increase in salaries and employee benefits, as discussed previously. Net interest income increased $55,000 for the three months ended March 31, 2004, when compared to the same period in 2003, principally due to a slight increase in average earning assets, offset by a decline in the Company's net interest margin. The Company increased its average earning assets by $3,379,000, or .7% from $485,170,000 at March 31, 2003 to $488,549,000 at March 31, 2004.
Additionally, with the continued low interest rate environment, the Company was able to reduce the cost on interest bearing deposits.


                       This page is page 20 of 41 pages.

         Merchant Card Services

         The Company's merchant credit card segment earned $337,000 for the three months ended March 31, 2004 compared to $396,000 for the same period in 2003. The decrease in the segment's net income for the quarter ended March 31, 2004 was primarily due to an increase in noninterest expense, a decrease in net interest income, all partially offset by an increase in merchant draft processing revenues. The bankcard segment's net interest income is partially determined by the Company's internal funds transfer pricing systems, which assigns a cost of funds or credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. The decrease in net interest income for the bankcard segment is due to a decline in the general interest rate environment and a decrease in the segment's customer deposit base and thus, a decrease in the credit for funds given to the segment. The increase in the unit's salaries and employee benefits expense is due to a build-up in sales development personnel. The merchant credit card segment's net income comprised approximately 20% of the Company's consolidated net income for the three months March 31, 2004 and 2003.

         The Company bears certain risks associated with its merchant credit card processing business. Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant refuses or is unable to pay on charge-backs from cardholders. Charge-back exposure can also result from fraudulent credit card transactions initiated by merchant customers. As a result, NBR may incur losses associated with its merchant credit card processing business. Accordingly, NBR has established a reserve to provide for losses associated with charge-backs. Such reserve, which totaled $1,357,000 and $1,263,000 as of March 31, 2004 and 2003, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management's evaluation regarding merchant and ISO (Independent Sales Organization) risk. The Company utilizes the services of ISOs to acquire merchants as customers. The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $64,000 for the three months ended March 31, 2004, as compared to $44,000 for the three months ended March 31, 2003. For further discussion, see "Certain Important Considerations for Investors" in this section.

         The following table summarizes the Company's merchant card allowance for charge-back losses for the periods indicated:



                                       Three months ended
                                            March 31,
                                            2004 2003
                                  --------------------------
                                        (in thousands)

          Beginning allowance          $1,310       $1,261
          Provision for losses             73           44
          Recoveries                       15            3
          Charge-offs                     (22)         (45)
                                  --------------------------
          Ending allowance             $1,376       $1,263
                                  ==========================



                        This page is page 21 of 41 pages.

         Investment Securities

         Total investment securities decreased to $60,082,000, as of March 31, 2004, compared to $75,795,000 as of December 31, 2003. The decrease in the investment securities portfolio from December 31, 2003 was primarily due to the maturity of a $13,516,000 FNMA security and prepayments of the Company's mortgage backed securities portfolio. Such mortgage-backed securities portfolio amounted to $38,787,000 as of December 31, 2003 as compared to $35,897,000 as of March 31, 2004.

         Loans

         Total loans decreased slightly to $411,245,000 at March 31, 2004 compared to $414,521,000 at December 31, 2003. During the first quarter of 2004, the Company experienced normal paydown activity. The Company has recently hired additional loan personnel to assist with increased net loan growth expected throughout the remainder of the year.

         The following table summarizes the composition of the loan portfolio at March 31, 2004 and December 31, 2003:




                                             March 31, 2004                December 31, 2003
                                      -----------------------------   -----------------------------
                                            Amount          %              Amount           %
                                      -----------------------------   -----------------------------
                                                         (dollars in thousands)
 Residential real estate mortgage           $106,275           26%          $108,851          27%
 Commercial real estate mortgage             185,257           45            186,185          45
 Commercial                                   59,389           14             55,473          13
 Real estate construction                     48,446           12             51,154          12
 Installment and other                        11,994            3             13,025           3
 Less net deferred loan fees                    (116)         ---               (167)        ---
                                      -----------------------------   -----------------------------
     Total portfolio loans                   411,245          100%           414,521         100%
                                                       ============                   =============
 Less allowance for loan losses               (7,177)                         (7,162)
                                      ------------------              -----------------
     Net loans                              $404,068                        $407,359
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




                       This page is page 22 of 41 pages.

         The Company's allowance for loan losses is based on specific and formula allocations to the Company's loan portfolio. Specific allocations of the allowance for loan losses are made to identified problem loans where management has identified significant conditions or circumstances related to a given loan, which management believes indicate the probability that a loss will occur. The specific allocations are increased or decreased through management's reevaluation on a quarterly basis of the status of the particular problem loans. Loans which do not receive a specific allocation receive an allowance allocation based on a formula, represented by a percentage factor based on underlying collateral, type of loan, historical charge-offs, general economic conditions and other qualitative factors.

         The following table summarizes changes in the Company's allowance for loan losses for the indicated periods:




                                             Three months ended
                                                  March 31,
                                          --------------------------
                                             2004         2003
                                          --------------------------
                                           (dollars in thousands)

Beginning allowance for loan losses            $7,162        $7,400
Provision for loan losses                         ---           ---
Charge-offs                                       ---          (79)
Recoveries                                         15            34
                                          --------------------------
Ending allowance for loan losses               $7,177        $7,355
                                          ==========================


Net (charge-offs) recoveries to average
   loans (annualized)                           0.01%       (0.05%)


         The allowance for loan losses as a percentage of total loans increased from 1.73%, at December 31, 2003, to 1.75% at March 31, 2004. The increase was due to the decrease in the Company's loan portfolio from $414,521,000 at December 31, 2003 to $411,245,000 at March 31, 2004. This decrease was primarily due to decreases in commercial real estate loans, residential real estate loans and construction loans.



                       This page is page 23 of 41 pages.

         Nonperforming Assets

         The following table summarizes the Company's nonperforming assets at the dates indicated:

                                                       March 31,       December 31,
                                                         2004              2003
                                                    ----------------  ---------------
                                                         (dollars in thousands)
Nonaccrual loans                                             $1,583           $1,266
Accruing loans past due 90 days or more                         ---              ---
Restructured loans                                              ---              ---
                                                    ----------------  ---------------
Total nonperforming loans                                     1,583            1,266
Other real estate owned                                         ---              ---
                                                    ----------------  ---------------
Total nonperforming assets                                   $1,583           $1,266
                                                    ================  ===============



Nonperforming assets to total assets                          0.31%            0.24%


         Nonperforming assets have increased from $1,266,000 or .24% of total assets, as of December 31, 2003, to $1,583,000 or .31% of total assets as of March 31, 2004. This increase was attributable to an increase of $317,000 in nonaccrual loans.

         At March 31, 2004, nonperforming loans consisted of loans to 7 borrowers, 4 of which have balances in excess of $100,000. The two largest have recorded balances of $604,000 and $569,000. One loan js secured by industrial equipment or various other business assets and the other is secured by real estate. Based on information currently available, management believes that adequate allocations are included in the allowance for loan losses to cover the estimated loss exposure that may result from these loans.

         At March 31, 2004, the Company did not have any properties classified as other real estate owned.

         Although the volume of nonperforming assets will depend in part on the future economic environment, there are two loan relationships which total approximately $3,472,000 as of March 31, 2004, compared to three loan relationships totaling approximately $2,984,000 at December 31, 2003, about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms. These loans may become nonperforming assets based on the information presently known about possible credit problems of the borrower.

         At March 31, 2004, the Company's total recorded investment in impaired loans (as defined by SFAS No. 114 and No. 118) was $1,583,000, for which there is a related allowance for loan losses allocation of $266,000.




                       This page is page 24 of 41 pages.

         The Company's average recorded investment in impaired loans during the three months ended March 31, 2004 and 2003 was $1,480,000 and $2,968,000. The decrease of $1,488,000 in the average recorded investment in impaired loans during the three months ended March 31, 2004 as compared to the same period one year ago was primarily due to a decrease in nonperforming loans. There was no interest income recognized during the periods that such loans were impaired for the three months ended March 31, 2004 and March 31, 2003.

         As of March 31, 2004, there was $1,583,000 of loans on which the accrual of interest had been discontinued as compared to $1,266,000 at December 31, 2003. During the three months ended March 31, 2004, interest due but excluded from interest income on loans placed on nonaccrual status was $55,000 as compared to $76,000 for the same period one year ago.

         Mortgage Repurchase Commitments

         From time to time, the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company. The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral, which had secured a mortgage loan sold by the Company. Such representations and warranties include the existence of a valid appraisal, legal status of borrower, nature of the collateral and other matters. The Company expects that it may be required to repurchase loans in the future. In the first three months of 2004 and 2003, the Company was not required to repurchase any such loans.

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


                       This page is page 25 of 41 pages.

         The composition of the original certificate balances along with their respective March 31, 2004 balances are as follows:


                                Original         March 31, 2004
                               Certificate        Certificate
                               Face Value          Face Value
                             ------------------------------------

         Class A                $73,199,448           $1,038,107
         Class B                  3,249,067            3,196,478
         Class C                        100                  100
                             ------------------------------------
            Total pool          $76,448,615           $4,234,685
                             ====================================

         Since inception the pool has realized losses of $52,590, which reduced the original face value of the Class B certificate.


         Contractual Obligations and Commitments


         The following table presents the Company's longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.



                                                              March 31, 2004
                                 -------------------------------------------------------------------------
                                   Less Than    One Through     Four Through    After Five
                                   One Year     Three Years      Five Years       Years         Total
                                 -------------------------------------------------------------------------
                                                              (in thousands)

 Trust preferred securities             $ ---           $ ---            $ ---      $20,000       $20,000
 Operating leases (premises)            1,611           3,179            2,861        4,856        12,507
                                 -------------------------------------------------------------------------
     Total long-term debt
         and operating leases          $1,611          $3,179           $2,861      $24,856       $32,507
                                 ===========================================================


 Commitments to extend credit                                                                      81,612
 Standby letters of credit                                                                          5,375
                                                                                           ---------------
      Total contractual obligations
         and commitments                                                                         $119,494
                                                                                           ===============



                       This page is page 26 of 41 pages.

         Liquidity

         Redwood's primary source of liquidity is dividends from NBR. Redwood's primary uses of liquidity have historically been common stock repurchases, dividend payments made to common shareholders, interest payments relating to Redwood's trust preferred securities and operating expenses. It is Redwood's general policy to maintain liquidity at the parent level which management believes to be consistent with the safety and soundness of the Company as a whole. As of March 31, 2004, Redwood held $2,950,000 in deposits at NBR. In addition, the Company has a $2,500,000 unsecured line of credit with a major financial institution, which bears an interest rate equal to the federal funds rate plus 1.50%. As of March 31, 2004, there was no outstanding balance under this line of credit.

         Redwood's current cash dividend to its common shareholders is $.21 per common share per quarter, as adjusted for the three-for-two stock split announced July 16, 2003. Further, Redwood is required to make semi-annual payments of interest at the rate of 10.2% per annum on $10,000,000 of trust preferred securities issued in 2001 and quarterly payments of interest at the rate of 6.35% per annum for the first five years and then at the three month LIBOR plus 3.1% per annum on $10,000,000 of trust preferred financing issued in July 2003. Payment of these obligations is ultimately dependent on dividends from NBR to Redwood. Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would become undercapitalized as a result. If NBR is restricted from paying dividends, Redwood might be unable to pay dividends to its common shareholders. No assurance can be given as to the ability of NBR to pay dividends to Redwood in the future. The approval of the Office of the Comptroller of the Currency ("OCC") is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Due to this requirement, NBR obtained such approval for its 2004 dividend plan from the OCC in February 2004.

         During the first three months of 2004, NBR has not declared a dividend payable to Redwood. Management believes that as of March 31, 2004, the Company's liquidity position was adequate for the operations of Redwood and NBR.

         Although each entity within the consolidated Company manages its own liquidity, the Company's consolidated cash flow can be divided into three distinct areas: operating, investing and financing. For the three months ended March 31, 2004, the Company received cash of $670,000 from operating activities and $17,252,000 from investing activities, while using $14,902,000 from financing activities.



                       This page is page 27 of 41 pages.

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

         The following table summarizes the consolidated capital ratios of the Company and the capital ratios of NBR at March 31, 2004 and December 31, 2003.


                               March 31, 2004                       December 31, 2003
                    -------------------------------------  -------------------------------------
                                    Well-       Minimum                     Well-       Minimum
                         Actual  Capitalized  Requirement        Actual  Capitalized  Requirement
                    -------------------------------------  -------------------------------------
 Company
   Leverage                6.52%       5.00%      4.00%           6.47%      5.00%       4.00%
   Tier 1 risk-based       7.99        6.00       4.00            7.93       6.00        4.00
   Total risk-based       11.97       10.00       8.00           11.94      10.00        8.00

 NBR
   Leverage                8.05%       5.00%      4.00%           7.59%      5.00%       4.00%
   Tier 1 risk-based       9.79        6.00       4.00            9.29       6.00        4.00
   Total risk-based       11.05       10.00       8.00           10.55      10.00        8.00



                       This page is page 28 of 41 pages.

         The following table sets forth information regarding the Company's purchases of its common shares during each of the three months ended March 31, 2004:


                                                                 Total Number of             Maximum Number (or
                                                                Shares (or Units)            Approximate Dollar
                         Total Number                           Purchased as Part        Value) of Shares (or Units)
                     of Shares (or Units)    Average Price    of Publicly Announced       that May Yet Be Purchased
                           Purchased        Paid Per Share       Plan or Programs        Under to Plans or Programs
                   ---------------------------------------------------------------------------------------------------

January 2004                  -                   -                     -                         488,702

February 2004               16,939              $28.00               16,939                       471,763

March 2004                    -                   -                     -                         471,763
                   ---------------------------------------------------------------------------------------------------

Total                       16,939              $28.00               16,939                       471,763
                   ===================================================================================================

         In August 2001, the Company announced authorizations to repurchase up to 533,250 common shares, as adjusted for the three-for-two stock splits declared September 20, 2001 and July 15, 2003. In August 2003, the Company announced an authorization to repurchase an additional 496,500 shares, for a total authorization of 1,029,750. To date, 557,987 shares of the Company's common stock have been repurchased. In the quarter ended March 31, 2004, the Company purchased 16,939 shares of the Company's common stock under the program at an average price per share of $28.00. Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions.

         Subordinated Debentures/Trust Preferred Securities

         On February 22, 2001, Redwood Statutory Trust I ("RSTI"), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTI Capital Securities. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the RSTI Capital Securities. Distributions on the RSTI Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. At March 31, 2004, due to certain limitations applicable under current regulatory guidelines, the Company had included $8,462,000 of the subordinated debentures as Tier 1 capital. As of March 31, 2004, the outstanding principal balance of the RSTI Capital Securities was $10,000,000.




                       This page is page 29 of 41 pages.

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

         On July 22, 2003, Redwood Statutory Trust II ("RSTII"), a wholly owned subsidiary of the Company, closed a financing of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the financing were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTII Capital Securities. The sole assets of RSTII are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTII under the RSTII Capital Securities. Distributions on the RSTII Capital Securities, which are payable quarterly at the annual rate of 6.35% for the first five years and then reset to the three month LIBOR plus 3.1% per annum, are included in interest expense in the consolidated financial statements. While these securities can be considered Tier 1 capital under current regulatory guidelines, as a result of certain limitations applicable, they currently qualify as Tier 2 regulatory capital. As of March 31, 2004, the outstanding principal balance of the RSTII Capital Securities was $10,000,000.

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

         Prior to December 31, 2003, RSTI and RSTII were consolidated in the Company's financial statements with the trust preferred securities issued by the trust reported in liabilities as "trust preferred securities" and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, RSTI and RSTII are not consolidated with the Company. Accordingly, the amounts previously reported as "trust preferred securities" in liabilities have been recaptioned "subordinated debentures" and continue to be presented in liabilities on the balance sheet. At March 31, 2004 and 2003, the amount of the subordinated debentures and trust preferred securities were the same. The effect of no longer consolidating the trusts does not change the amounts reported as the Company's assets, liabilities, equity or interest expense.




                        This page is page 30 of 41 pages

         Further, as a result of FASB's Interpretation No. 46, questions were raised about whether trust preferred securities would still qualify for treatment as Tier 1 capital. In July of 2003, the FRB instructed bank holding companies to continue to include trust preferred securities in Tier 1 capital for regulatory capital purposes, until notice is given to the contrary. At March 31, 2004, due to certain limitations applicable under current regulatory guidelines, the Company had included $8,462,000 of the subordinated debentures as Tier 1 capital. The Company does not expect the final rules, when implemented, will result in the immediate elimination of these subordinated debentures as Tier 1 capital. The subordinated debentures comprised 25% of the Company's Tier 1 capital as of March 31, 2004.

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



                       This page is page 31 of 41 pages.

         Merchant credit card processing services are highly regulated by credit card associations such as Visa. In order to participate in the credit card programs, the Company must comply with the credit card association's rules and regulations that may change from time to time. If the Company fails to comply with these credit card association standards, the Company's status as a member service provider and as a certified processor could be suspended or terminated. During November 1999, Visa adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affected the Company's merchant credit card business. The rule changes went into effect on March 31, 2001. These changes included a requirement that a processor's reported fraud ratios be no greater than three times the national average of .1%. At March 31, 2004 (the most recent period available from Visa), the Company's overall fraud ratio was less than the Visa maximum. Other Visa changes included the requirement that total processing volume in certain high-risk categories (as defined by Visa) be less than 20% of total processing volume. At March 31, 2004, the Company's total Visa transactions within these certain high-risk categories totaled 3.5% of its total Visa processing volume. Other changes Visa announced included a requirement that weekly Visa volumes be less than 60% of an institution's tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital or that aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount. At March 31, 2004, the Company's weekly Visa volume was 44.5% of the Company's tangible equity capital, and aggregate charge-backs for the previous six months were 2.76% of tangible equity capital and the aggregate charge-backs for the quarter were .11% of the interchange count and .21% of the interchange amount. Merchant bankcard participants, such as the Company, must comply with these Visa rules by filing a compliance plan with Visa. At March 31, 2004, the Company is in compliance with all rule changes that went into effect on March 31, 2001, based on Visa's acceptance of the Company's compliance plan. Should the Company be unable to comply with these rules, Visa will require collateral of one to four times the shortfall.

         In 1996, Wal-Mart Stores, Inc. and several other retailers sued Visa and Mastercard asserting that Visa and Mastercard's rules regarding uniform acceptance of all Visa and Mastercard credit and debit cards were an illegal tying arrangement. Prior to trial, Visa and Mastercard agreed to settle these cases. On January 23, 2004, the Federal District Court for the Eastern District of New York approved this settlement, which became effective January 1, 2004. Neither the Company nor NBR are a party to these suits, and neither will be directly liable for these settlements. However, Visa or Mastercard may seek to assess, or assert claims against, their members to fund the settlements. The merchant credit card segments' net income comprised approximately 20% of the Company's consolidated net income at March 31, 2004. We cannot predict the effect that the settlements or any direct claim asserted against members will have on the competitive environment or our future earnings from merchant bankcard operations.



                       This page is page 32 of 41 pages.

         Concentration of Lending Activities. Concentration of the Company's lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company's lending areas. At March 31, 2004, approximately 83% of the dollar value of the Company's loans were secured by real estate, of which 53% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties. Substantially all of the properties that secure the Company's present loans are located in Northern and Central California. The ability of the Company to continue to originate mortgage, construction and other loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, floods or wildfires, which may cause uninsured damage and other loss of value to real estate that secures the Company's loans). In addition, the long-term impact of the California energy crisis, the decline in the technology sector in Northern California and the recent budgetary crisis and continuing fiscal difficulties in the California state government may cause adverse changes in the Company's local economy. Due to the concentration of the Company's real estate collateral in California, such events could have a significant adverse impact on the value of such collateral or the Company's earnings.

         California Economic Conditions and Governmental Fiscal Crisis. A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, and the California state government's recent budgetary crisis and continuing fiscal difficulties. If economic conditions in California decline, we expect that our level of problem assets could increase. California's state government has undergone serious fiscal and budget crises in the recent past. The State of California is also a customer of the Company and NBR. While the California electorate on March 2, 2004, approved various ballot measures aimed at addressing this situation, including a $15 billion bond issue, the long-term impact of this situation on the California economy and the Company's markets cannot be predicted. These events could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on the Company's financial condition and results of operations.

         War on Terrorism; Foreign Hostilities. Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats may result in a downturn in U.S. economic conditions and could adversely affect business and economic conditions in the U.S. generally and in our principal markets. The war in Iraq has also generated various political and economic uncertainties affecting the global and U.S. economies. Deterioration in either the U.S. or the California economy could adversely affect the Company's financial condition and results of operations.




                       This page is page 33 of 41 pages.

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



                       This page is page 34 of 41 pages.

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

         The Company's accounting policies are fundamental to understanding management's discussion and analysis of financial condition and results of operations. The most significant accounting policies followed by the Company are presented in Note B to the Consolidated Financial Statements in Redwood's 2003 Annual Report on Form 10-K. The Company has identified its policy on the allowance for loan losses to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available. Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan and lease portfolio. Actual loses could differ significantly from the historical loss factors that we use. The loan portfolio represents the largest asset type on the Consolidated Statement of Condition. Note B to the Consolidated Financial Statements in Redwood's 2003 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in "Allowance for Loan Losses" above and in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 in Redwood's 2003 Annual Report on Form 10-K.

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

         As of March 31, 2004, other than the REIT and the REMIC (discussed elsewhere in this Report), we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding. Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties. For more information regarding contractual obligations and commitments, please see "Mortgage Repurchase Commitments", "Investment in REMIC" and "Contractual Obligations and Commitments" above.



                       This page is page 35 of 41 pages.

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



                       This page is page 36 of 41 pages.

        The following table sets forth, as of March 31, 2004, the distribution of repricing opportunities for NBR's earning assets and interest-bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.


                                                         After Three  After Six   After One
                                                Within    Months but  Months but  Year But
                                                Three     Within Six  Within One   Within    After Five
                                                Months      Months       Year    Five Years    Years       Total
                                             ------------------------------------------------------------------------

                                                                     (Dollars in thousands)
Interest earning assets:
Federal funds sold                              $11,800    $    ---    $    ---    $    ---   $    ---     $11,800
Investment securities and other                   4,620       2,554      10,736      24,908     17,264      60,082
Mortgage loans held for sale                        130         ---         ---         ---        ---         130
Loans                                            90,839      33,795      46,849     149,399     90,363     411,245
                                             ------------------------------------------------------------------------
   Total interest-earning assets                107,389      36,349      57,585     174,307    107,627     483,257
                                             ------------------------------------------------------------------------

Interest-bearing liabilities:
Interest-bearing transaction accounts           163,303         ---         ---         ---        ---     163,303
Time deposits                                    59,838      75,975      41,558       9,336        ---     186,707
Trust preferred securities                          ---         ---         ---         ---     20,000      20,000
Short-term borrowings                             3,915         ---         ---         ---        ---       3,915
                                             ------------------------------------------------------------------------
  Total interest-bearing liabilities            227,056      75,975      41,558       9,336     20,000     373,925
                                             ------------------------------------------------------------------------
Interest rate sensitivity gap                 ($119,667)   ($39,626)    $16,027    $164,971    $87,627
                                             ============================================================
Cumulative interest rate sensitivity gap       (119,667)   (159,293)   (143,266)     21,705    109,332

Interest rate sensitivity gap ratio                0.47        0.48        1.39       18.67       5.38

Cumulative interest rate sensitivity gap ratio     0.47        0.47        0.58        1.06       1.29


         Interest-bearing transaction accounts, which consist of money market and savings deposit accounts, are classified as repricing within three months. Some of these deposits may be repriced at management's option, and therefore a decision not to reprice such deposits could significantly alter NBR's net interest margin.

         In a declining interest rate environment, generally it is expected that net interest margin would decline, and, in an increasing interest rate environment, net interest margin would increase. During 2003 NBR had experienced greater fixed rate, long-term mortgage lending activity through mortgage refinancings and the financing of new home purchases as rates declined. The impact of such lending activity may cause a decrease in the net interest margin in an increasing rate environment if more traditional commercial bank lending does not become a higher percentage of the overall earning assets mix. There can be no assurance, however, that under such circumstances NBR will experience the described relationships to declining or increasing interest rates.



                       This page is page 37 of 41 pages.

         On a quarterly basis, NBR management prepares an analysis of interest rate risk exposure. Such analysis calculates the change in net interest income and the theoretical market value of NBR's equity given a change in general interest rates of 200 basis points up and 200 basis points down. All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of NBR's equity. This theoretical market value of NBR's equity is calculated by discounting cash flows associated with NBR's assets and liabilities. The following is a summary of interest rate risk exposure as of March 31, 2004 as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of up to 200 basis points up and 200 basis points down.


         March 31, 2004
         --------------
                                             Change in Annual                        Change in
         Change in Interest Rate            Net Interest Income                 Market Value of Equity
         -----------------------            -------------------                 ----------------------

               +200                             ($642,000)                         ($10,470,000)
               +100                             ($414,000)                          ($5,648,000)
               -100                              $120,000                            $2,483,000
               -200                             ($692,000)                           $4,372,000


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


Item 4.    Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2004. This conclusion is based on an evaluation conducted under the supervision and with the participation of management. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

b) Changes in Internal Controls. During the quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.


                       This page is page 38 of 41 pages.

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

a) Exhibits.

     10.20 Amendment 1 dated March 31, 2004 to the Employment Agreement, effective December 1, 2003, between National Bank of the Redwoods and Stephen A. Fleming.*

     31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

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

     32.1 Certification of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

     * Filed as Exhibit 99 to our Current Report on Form 8-K dated April 8, 2004, and by this reference incorporated herein.


b) Reports on Form 8-K

     1. Form 8-K filing dated January 9, 2004 reporting under Item 5 thereof, announcement of increase in quarterly dividend and declaration of quarterly dividend payable.

     2. Form 8-K filing dated January 23, 2004 reporting under Item 12 thereof, announcement of financial results for the fourth quarter of 2003.

     3. Form 8-K filing dated March 23, 2004 reporting under Item 5 thereof, announcement of National Bank of the Redwoods' Board of Directors appointing Kim C. McClaran to Chief Financial Officer.



                       This page is page 39 of 41 pages.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             REDWOOD EMPIRE BANCORP
                                  (Registrant)




Date:  5/12/04              By: /s/ Kim C. McClaran
       -------                  ---------------------------
                                Kim C. McClaran
                                Vice President and
                                Chief Financial Officer




                       This page is page 40 of 41 pages.

                                Index of Exhibits



Exhibit Number

10.20 Amendment 1 dated March 31, 2004 to the Employment Agreement, effective December 1, 2003, between National Bank of the Redwoods and Stephen A. Fleming. *

31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as Exhibit 99 to our Current Report on Form 8-K dated April 8, 2004, and by this reference incorporated herein.








                       This page is page 41 of 41 pages.