Form 10-Q
period 2004-06-30
REDWOOD EMPIRE BANCORP
filed 2004-08-13
CIK 840007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

Commission file number:  0-19231

REDWOOD EMPIRE BANCORP
(Exact name of registrant as specified in its charter)

California	68-0166366
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

111 Santa Rosa Avenue, Santa Rosa, California 95404-4905
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (707) 573-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

At July 30, 2004, there were 4,947,623 shares of the Registrant’s common stock outstanding.

REDWOOD EMPIRE BANCORP
AND
SUBSIDIARIES

Index

                                                                                                                                Page

PART I.          FINANCIAL INFORMATION

         Item 1.   Financial Statements

                        Consolidated Statements of Operations
                        Three and Six Months Ended June 30, 2004 and 2003....................... 3

                        Consolidated Balance Sheets
                        June 30, 2004 and December 31, 2003............................................. 5

                        Consolidated Statements of Cash Flows
                        Six Months Ended June 30, 2004 and 2003....................................... 6

                        Notes to Consolidated Financial Statements....................................... 8

         Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results of Operations.............................. 13

         Item 3.   Quantitative and Qualitative Disclosures
                        About Market Risk.......................................................................... 40

         Item 4.   Controls and Procedures................................................................. 43

PART II.         OTHER INFORMATION

Index

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Interest income:
Interest and fees on loans	$6,343	$6,730	$12,757	$13,136
Interest on investment securities	664	868	1,390	1,991
Interest on federal funds sold	19	10	47	23

Total interest income	7,026	7,608	14,194	15,150

Interest expense:
Interest on deposits	1,087	1,637	2,289	3,381
Interest on other borrowings	427	293	866	561

Total interest expense	1,514	1,930	3,155	3,942

Net interest income	5,512	5,678	11,039	11,208
Provision for loan losses	---	---	---	---

Net interest income after provision for loan losses	5,512	5,678	11,039	11,208

Noninterest income:
Service charges on deposit accounts	266	254	512	522
Merchant draft processing, net	1,308	1,088	2,469	2,217
Loan servicing income	55	43	82	78
Net realized gains on
investment securities available for sale	---	86	---	86
Other income	270	178	544	375

Total noninterest income	1,899	1,649	3,607	3,278

Noninterest expense:
Salaries and employee benefits	2,615	2,258	5,348	4,542
Occupancy and equipment expense	540	478	1,075	1,092
Other	1,174	1,165	2,328	2,353

Total noninterest expense	4,329	3,901	8,751	7,987

Income before income taxes	3,082	3,426	5,895	6,499
Provision for income taxes	1,231	1,245	2,356	2,302

Net income	$1,851	$2,181	$3,539	$4,197

Total comprehensive income	$1,327	$2,037	$3,104	$3,945

(Continued)

REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands except per share data)
(unaudited)
(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Basic earnings per common share:
Net income	$.37	$.43	$.72	$.83
Weighted average shares - basic	4,944,000	5,084,000	4,946,000	5,081,000

Diluted earnings per common share:
Net income	$.36	$.42	$.69	$.80
Weighted average shares - diluted	5,079,000	5,216,000	5,093,000	5,239,000

See Notes to Consolidated Financial Statements.

(Concluded)

REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2004	2003

	(unaudited)
Assets:
Cash and due from banks	$18,827	$19,259
Federal funds sold	5,600	8,600

Cash and cash equivalents	24,427	27,859
Investment securities:
Held to maturity (fair value of $17,213 and $18,041)	17,223	17,566
Available for sale, at fair value (amortized cost of $35,761 and $56,921)	36,300	58,229

Total investment securities	53,523	75,795

Mortgage loans held for sale	5	192

Loans:
Residential real estate mortgage	104,297	108,851
Commercial real estate mortgage	197,954	186,185
Commercial	65,585	55,473
Real estate construction	41,723	51,154
Installment and other	14,862	13,025
Less net deferred loan fees	(335)	(167)

Total portfolio loans	424,086	414,521
Less allowance for loan losses	(7,039)	(7,162)

Net loans	417,047	407,359

Premises and equipment, net	2,191	2,489
Cash surrender value of life insurance	8,832	3,782
Other assets and interest receivable	9,396	11,424

Total assets	$515,421	$528,900

Liabilities and Shareholders' equity:
Deposits:
Noninterest bearing demand deposits	$117,785	$107,359
Interest-bearing transaction accounts	161,212	154,640
Time deposits one hundred thousand and over	74,001	73,262
Other time deposits	100,045	119,521

Total deposits	453,043	454,782

Short-term borrowings	1,939	16,265
Subordinated debentures	20,000	20,000
Other liabilities and interest payable	12,171	10,173

Total liabilities	487,153	501,220

Shareholders' equity:
Preferred stock, no par value; authorized 2,000,000 shares;
none issued and outstanding	---	---
Common stock, no par value; authorized 10,000,000 shares;
issued and outstanding: 4,947,623 and 4,950,984 shares	10,520	10,577
Retained earnings	17,424	16,344
Accumulated other comprehensive income, net of tax	324	759

Total shareholders' equity	28,268	27,680

Total liabilities and shareholders' equity	$515,421	$528,900

See Notes to Consolidated Financial Statements.

REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003

Cash flows from operating activities:

Net income	$3,539	$4,197

Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization, net	237	299
Loans originated for sale	(1,736)	(2,138)
Proceeds from sale of loans held for sale	1,908	1,480
Net realized gains on securities available for sale	---	(86)
Net realized loss on sale of loans held for sale	20	5
Change in other assets and interest receivable	617	(129)
Change in other liabilities and interest payable	1,378	5,575

Total adjustments	2,424	5,006

Net cash from operating activities	5,963	9,203

Cash flows from investing activities:
Net change in loans	(9,494)	(49,620)
Purchases of investment securities available for sale	---	(3,080)
Purchases of investment securities held to maturity	(1,448)	(1,684)
Proceeds from sales of investment securities available for sale	---	9,812
Maturities of investment securities available for sale	13,516	18,956
Maturities or calls of investment securities held to maturity	9,369	2,124
Purchase of company owned life insurance	(2,700)	---
Purchases of premises and equipment, net	(59)	(482)

Net cash from (used in) investing activities	9,184	(23,974)

Cash flows from financing activities:
Net change in noninterest bearing demand deposits	10,426	(4,631)
Net change in interest bearing transaction accounts	6,572	30,134
Net change in time deposits	(18,737)	(11,961)
Net change in short-term borrowings	(14,326)	(7,893)
Repurchases of common stock	(474)	(1,322)
Issuance of common stock	38	541
Cash dividends paid	(2,078)	(1,695)

Net cash (used in) from financing activities	(18,579)	3,173

Net change in cash and cash equivalents	(3,432)	(11,598)
Cash and cash equivalents at beginning of period	27,859	39,337

Cash and cash equivalents at end of period	$24,427	$27,739

(Continued)

REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
(Continued)

	Six Months Ended
	June 30,
	2004	2003

Supplemental Disclosures:

Cash paid during the period for:
Interest expense	$3,116	$3,893
Income taxes	2,072	1,790

Noncash transfers:
Transfer of other assets to company owned life insurance	2,200	---

See Notes to Consolidated Financial Statements.

(Concluded)

REDWOOD EMPIRE BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.         Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Redwood Empire Bancorp’s 2003 Annual Report to Shareholders.  The statements include the accounts of Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company"), and its wholly owned subsidiaries, National Bank of the Redwoods, Redwood Statutory Trust I (“RSTI”) and Redwood Statutory Trust II (“RSTII”).  In 2002, National Bank of the Redwoods (and with its subsidiary, “NBR”) formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust.  The entity was formed to provide an additional vehicle to raise capital and to better organize and market the origination of real estate secured lending.  However, in July 2004, the Company terminated the REIT due to a December 2003 position announced by the California Franchise Tax Board where certain tax transactions related to REITs would be disallowed.  All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

	(dollars in thousands,
	except per share data)

Net income as reported	$1,851	$2,181	$3,539	$4,197
Deduct: Stock-based compensation expense
determined under fair value based method	(30)	(20)	(58)	(39)

Pro forma net income	$1,821	$2,161	$3,481	$4,158

Basic earnings per share as reported	$.37	$.43	$.72	$.83
Pro forma basic earnings per share	.37	.43	.70	.82

Diluted earnings per share as reported	$.36	$.42	$.69	$.80
Pro forma diluted earnings per share	.36	.41	.68	.79

Pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.  There were 6,000 and 7,500 options granted during the six-month periods ended June 30, 2004 and 2003.

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Risk-free interest rate	4.62%	3.53%	4.62%	3.53%
Expected option life in years	7	10	7	10
Expected stock price volatility	31.40%	31.71%	31.40%	31.81%
Dividend yield	3.4%	3.5%	3.5%	3.2%

The following table reflects the Company’s earnings per share data.

	Three Months Ended
	June 30,
	2004			2003

	Basic	Diluted		Basic	Diluted

	(in thousands, except per share data)
Earnings per common share:

Net income	$1,851	$1,851		$2,181	$2,181
Earnings per share	.37	.36		.43	.42

Weighted average common shares outstanding	4,944,000	5,079,000	(1)	5,084,000	5,216,000	(1)

(1)  The weighted average common shares outstanding include the dilutive effects of common stock options of 135,000 and 132,000 for the three months ended June 30, 2004 and June 30, 2003, as adjusted for the three-for-two stock split announced July 16, 2003.

	Six Months Ended
	June 30,
	2004			2003

	Basic	Diluted		Basic	Diluted

	(in thousands, except per share data)
Earnings per common share:

Net income	$3,539	$3,539		$4,197	$4,197
Earnings per share	.72	.69		.83	.80

Weighted average common shares outstanding	4,946,000	5,093,000	(1)	5,081,000	5,239,000	(1)

(1)  The weighted average common shares outstanding include the dilutive effects of common stock options of 147,000 and 158,000 for the six months ended June 30, 2004 and June 30, 2003, as adjusted for the three-for-two stock split announced July 16, 2003.

4.         Comprehensive Income

            The Company’s total comprehensive income presentation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

	(in thousands)

Net income as reported	$1,851	$2,181	$3,539	$4,197
Other comprehensive income/(loss) (net of tax):
Change in unrealized holding gain
on available for sale securities	(524)	(94)	(435)	(202)
Reclassification adjustment	---	(50)	---	(50)

Total comprehensive income	$1,327	$2,037	$3,104	$3,945

5.         Subsequent Events - Common Stock Cash Dividend, Termination of REIT and REMIC Payment

On July 7, 2004, the Board of Directors declared a quarterly cash dividend of 21 cents per share on the Company’s Common Stock.  The dividend was paid on July 30, 2004 to shareholders of record on July 15, 2004.

In 2002, the Company formed its REIT subsidiary, which was formed to provide an additional vehicle to raise capital and to better organize and market the origination of real estate secured lending.  With the formation of the REIT, the Company began to recognize state tax benefits in the first quarter of 2002.  During December 2003, the California Franchise Tax Board took the position that certain tax transactions related to REITs and regulated investment companies (RICs) would be disallowed.  Therefore, in July 2004 the Company terminated the REIT.  See “Income Taxes” herein.

In July 2004, notification was received indicating that the Company would be receiving final payment of the outstanding principal of and accrued interest on the REMIC Class B certificates.  See “Investment in REMIC” herein.

6.            Business Segments

The Company operates in two principal business segments: core community banking and merchant card services.  The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with all treasury and depository activities.  The Company’s merchant card services industry group provides credit card settlement services for approximately 32,000 merchants throughout the United States.

The condensed income statements and average assets of the individual segments are set forth in the table below.  The information in this table is derived from the internal management reporting system used by management to measure the performance of the segments and the Company.  The management reporting system assigns balance sheet and income statement items to each segment based on internal management accounting policies.  Net interest income is determined by the Company’s internal funds transfer pricing system, which assigns a cost of funds or credit for funds to assets or liabilities based on their type, maturity or repricing characteristics.  Noninterest income and expense directly attributable to a segment are assigned to that business.  Total other operating expense, including indirect costs, such as overhead, operations and technology expense, are allocated to the segments based on an evaluation of costs for product or data processing.  All amounts other than allocations of interest and indirect costs are derived from third parties.  The provision for credit losses is allocated based on the required reserves and the net charge-offs for each respective segment.  The Company allocates depreciation expense without allocating the related depreciable asset to that segment.

Summary financial data by business segment for the indicated periods is as follows:

	For the quarter ended June 30, 2004

		Merchant
	Community	Card	Total
	Banking	Services	Company

	(in thousands)

Total interest income	$7,026	$ ---	$7,026
Total interest expense	1,514	---	1,514
Interest income/(expense) allocation	(126)	126	--

Net interest income	5,386	126	5,512
Provision for loan losses	---	---	---
Total other operating income	591	1,308	1,899
Total other operating expense	3,622	707	4,329

Income before income taxes	2,355	727	3,082
Provision for income taxes	940	291	1,231

Net income	$1,415	$436	$1,851

TotalAverage Assets	$492,889	$22,465	$515,354

	For the quarter ended June 30, 2003

		Merchant
	Community	Card	Total
	Banking	Services	Company

	(in thousands)

Total interest income	$7,608	$ ---	$7,608
Total interest expense	1,913	17	1,930
Interest income/(expense) allocation	(245)	245	---

Net interest income	5,450	228	5,678
Provision for loan losses	---	---	---
Total other operating income	561	1,088	1,649
Total other operating expense	3,190	711	3,901

Income before income taxes	2,821	605	3,426
Provision for income taxes	1,026	219	1,245

Net income	$1,795	$386	$2,181

Total Average Assets	$485,739	$37,032	$522,771

	For the six months ended June 30, 2004

		Merchant
	Community	Card	Total
	Banking	Services	Company

	(in thousands)

Total interest income	$14,194	$ ---	$14,194
Total interest expense	3,153	2	3,155
Interest income/(expense) allocation	(235)	235	---

Net interest income	10,806	233	11,039
Provision for loan losses	---	---	---
Total other operating income	1,138	2,469	3,607
Total other operating expense	7,337	1,414	8,751

Income before income taxes	4,607	1,288	5,895
Provision for income taxes	1,841	515	2,356

Net income	$2,766	$773	$3,539

Total Average Assets	$496,439	$21,349	$517,788

	For the six months ended June 30, 2003

		Merchant
	Community	Card	Total
	Banking	Services	Company

	(in thousands)

Total interest income	$15,150	$ ---	$15,150
Total interest expense	3,920	22	3,942
Interest income/(expense) allocation	(415)	415	---

Net interest income	10,815	393	11,208
Provision for loan losses	---	---	---
Total other operating income	1,061	2,217	3,278
Total other operating expense	6,585	1,402	7,987

Income before income taxes	5,291	1,208	6,499
Provision for income taxes	1,876	426	2,302

Net income	$3,415	$782	$4,197

Total Average Assets	$485,315	$31,416	$516,731

7.         Common Stock Repurchases

In August 2001, the Company announced authorizations to repurchase up to 533,250 common shares, as adjusted for the three-for-two stock splits declared September 20, 2001 and July 16, 2003.  In August 2003, the Company announced an authorization to repurchase an additional 496,500 shares, for a total authorization of 1,029,750 shares.  As of June 30, 2004, 557,987 shares of the Company’s common stock had been repurchased.  In the six months ended June 30, 2004, the Company repurchased 16,939 shares of the Company’s common stock under the program at an average price per share of $28.00.  For the quarter ended June 30, 2004, there were no shares of the Company’s common stock repurchased under the program.  Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions.

Item 2.                        Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements (which involve, among other things, the Company's plans, beliefs and goals, refer to estimates, projections or expectations or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, the following factors (many of which are beyond the Company’s ability to control):

      -Competitive pressure in the banking industry and changes in banking or other laws and regulations or governmental fiscal or monetary policies.

      -Changes in the interest rate environment (including possible declines in interest rates) and volatility of rate sensitive loans and deposits.

      -A decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans or reduce the volume of the Company’s merchant credit card processing business.

      -Uncertainty regarding the economic outlook resulting from the continuing war on terrorism and foreign hostilities, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism.

      -Credit quality deterioration, which could cause an increase in the provision for loan losses.

      -Dividend restrictions.

      -Regulatory discretion.

      -Material losses in the Company's merchant credit card processing business from merchant or card holder fraud or merchant business failure and the ability of the Company to comply with the rules and regulations of the major credit card associations, such as Visa and Mastercard, as described under “Certain Important Considerations for Investors” in this report.

      -Asset/liability repricing risks and liquidity risks.

      -Changes in the securities markets.

      -A decline in the health of the Northern California economy, including the decline in the technology sector and any negative effect of the California state government’s budgetary and fiscal difficulties.

      -Certain operational risks involving data processing systems or fraud.

      -The proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard setting bodies.

Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company’s future potential.  All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements.  For additional information concerning risks and uncertainties related to the Company and its operations, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and “Certain Important Considerations for Investors” herein.

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

The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Redwood Empire Bancorp and related notes thereto included in this Report.  The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2003 to June 30, 2004.  Significant changes and trends in the Company’s results of operations for the three and six months ended June 30, 2004, compared to the same period in 2003, are also discussed.

The Company reported net income of $1,851,000 or $.36 per diluted share for the quarter ended June 30, 2004. This compares to net income of $2,181,000 or $.42 per diluted share for the second quarter of 2003.   For the six months ended June 30, 2004, net income was $3,539,000 or $.69 per diluted share as compared to $4,197,000 or $.80 per diluted share one year ago.  The Company experienced a decline in net income during the three and six months ended June 30, 2004 when compared to the same periods in 2003, primarily due to a decline in the amount of interest income recognized on the available for sale investment portfolio, an increase in the Company’s effective tax rate and higher operating expenses, including a portion related to adding capacity for anticipated future growth.

On July 16, 2003, the Company announced a three-for-two stock split of its outstanding shares of common stock payable on August 13, 2003 to common shareholders of record on July 28, 2003.  Earnings per share information for all periods presented give effect to the stock split.

Significant Accounting Policies and Significant Estimates

Note B to the Consolidated Financial Statements in Redwood Empire Bancorp’s 2003 Annual Report on Form 10-K contains a summary of the Company’s significant accounting policies.  Certain of these policies as well as estimates made by management are considered to be important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain.  For additional information, please refer to “Certain Important Considerations for Investors” herein.

Results of Operations

Net Interest Income

Interest income decreased from $7,608,000 in the second quarter of 2003 to $7,026,000 in the second quarter of 2004, which represents a decrease of $582,000 or 8%. Interest income decreased $956,000, or 6% to $14,194,000 for the six months ended June 30, 2004, as compared to $15,150,000 one year ago.  While the Company experienced growth in average portfolio loans during 2004 as compared to 2003, the continued low interest rate environment and substantial paydown activity within the mortgage-backed securities portfolio both had a negative impact on interest income.  Average portfolio loans totaled $414,332,000 for the second quarter of 2004 as compared to $407,797,000 for the same period one year ago, an increase of $6,535,000 or 2%.  For the six months ended June 30, 2004, average portfolio loans grew $17,150,000, or 4% to $411,603,000 from $394,453,000.  Average investment securities totaled $58,608,000 and $62,727,000 for the three and six months ended June 30, 2004, as compared to $82,136,000 and $90,890,000 for the same periods one year ago.

The Company continues to focus on improving asset mix and growth in the overall loan portfolio, and in particular the commercial real estate portfolio.  Average commercial real estate loans increased $24,639,000 or 15% and $25,364,000 or 16% during the three and six months ended June 30, 2004 when compared to the same periods one year ago.  This loan growth was partially offset by decreases in average residential real estate loans of $11,118,000 or 10% and $969,000 or .9%, and decreases in average construction loans of $6,303,000 or 12% and $797,000 or 2% for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003.  Average commercial loans increased slightly by $545,000 during the three-month period ended June 30, 2004 when compared to the same period in 2003; however, for the six-month period ended June 30, 2004, average commercial loans decreased by $4,238,000 or 7%.

Average investment securities totaled $58,608,000 and $62,727,000 for the three and six months ended June 30, 2004, as compared to $82,136,000 and $90,890,000 for the same periods one year ago.  The decline was due to substantial paydown activity within the mortgage-backed securities portfolio throughout the second half of 2003 and the first half of 2004.  Proceeds from such paydown activity facilitated the funding of loan growth.

For the three and six months ended June 30, 2004, interest expense was $1,514,000 and $3,155,000, down $416,000, or 22% and $787,000, or 20% when compared to the same periods in 2003. With the continued low interest rate environment, the Company has been successful in reducing costs associated with interest bearing deposits.  For the three and six months ended June 30, 2004, the cost of average interest bearing deposits was 1.29% and 1.34%, down from 1.80% and 1.88% for the three and six months ended June 30, 2003.  The Company has also improved the current mix of deposits by increasing noninterest bearing demand deposits, while decreasing the balance of higher cost time deposits.

Net interest income was $5,512,000 for the second quarter of 2004, a decrease of $166,000, or 3% when compared to $5,678,000 for the second quarter of 2003.  The net interest margin was 4.61% for the second quarter of 2004 as compared to 4.62% one year ago.  For the six months ended June 30, 2004, net interest income was $11,039,000, a decrease of $169,000 or 2% from $11,208,000 at June 30, 2003.  Net interest margin was 4.58% for the six months ended June 30, 2004 as compared to 4.62% one year ago.  The Company’s net interest margin was negatively impacted during 2004 due to the additional interest expense incurred with the completion of the Company’s second $10,000,000 trust preferred securities financing in July 2003. Such financing, the proceeds of which have been used for stock repurchases and other corporate matters, bears an annual interest rate of 6.35%.  Total interest expense for both trust preferred securities financing was $414,000 and $827,000 for the three and six months ended June 30, 2004 as compared to $255,000 and $510,000 during the same periods in 2003.

Yield on earning assets decreased to 5.87% for the three months ended June 30, 2004 from 6.19% for the same period one year ago.  Yield on earning assets decreased to 5.89% for the six months ended June 30, 2004 as compared to 6.24% for the same period one year ago.  The decrease in the yield on earning assets for the three- and six-month periods during 2004 was due to the continued low interest rate environment.  Yield paid on interest bearing liabilities decreased to 1.68% and 1.72% for the three-month period ended June 30, 2004 and 2003 from 2.02% and 2.11% for the same period one year ago.  The decrease in interest rates paid on interest bearing liabilities occurred as the Company improved the mix of deposits by increasing noninterest bearing deposits, while decreasing the balance of higher cost time deposits, as well as lowering its deposit product pricing in response to lower short-term rates quoted in the national markets.  The largest decrease in interest expense was experienced in time deposits.  For the three and six months ended June 30, 2004, such expense decreased $521,000 or 41% and $1,147,000 or 42% as compared to the same periods one year ago.

The following is an analysis of the Company’s net interest margin for the indicated periods:

	Three months ended			Three months ended
	June 30, 2004			June 30, 2003

	Average		%	Average		%
(dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Residential real estate mortgage loans	$104,967	$1,446	5.54%	$116,085	$1,811	6.26%
Commercial real estate loans	190,266	3,125	6.61	165,627	2,934	7.11
Commercial loans	60,673	848	5.62	60,128	919	6.13
Real estate construction loans	44,761	772	6.94	51,064	901	7.08
Installment and other	13,877	144	4.17	15,182	163	4.31
Deferred loan fees	(213)	---	---	(289)	---	---

Portfolio loans	414,331	6,335	6.15	407,797	6,728	6.62

Mortgage loans held for sale	595	8	5.41	296	3	4.07
Investments	58,608	664	4.56	82,136	867	4.23
Federal funds sold	7,804	19	0.98	3,120	10	1.29

Total earning assets (1)	$481,338	7,026	5.87	$493,349	7,608	6.19

Interest bearing transaction accounts	$155,970	329	0.85	$152,770	358	0.94
Time deposits	181,171	758	1.68	211,463	1,279	2.43
Other borrowings	25,529	427	6.73	18,540	293	6.34

Total interest-bearing liabilities	$362,670	1,514	1.68%	$382,773	1,930	2.02%

Net interest income		$5,512			$5,678

Net interest income to
earning assets			4.61%			4.62%

(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).

	Six months ended			Six months ended
	June 30, 2004			June 30, 2003

	Average		%	Average		%
(dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Residential real estate mortgage loans	$106,208	$3,009	5.70%	$107,177	$3,430	6.45%
Commercial real estate loans	188,143	6,207	6.63	162,779	5,790	7.17
Commercial loans	56,894	1,594	5.63	61,132	1,875	6.19
Real estate construction loans	47,056	1,641	7.01	47,853	1,708	7.20
Installment and other	13,488	297	4.43	15,928	326	4.13
Deferred loan fees	(186)	---	---	(416)	---	---

Portfolio loans	411,603	12,748	6.23	394,453	13,129	6.71

Mortgage loans held for sale	326	9	5.55	258	7	5.47
Investments	62,727	1,390	4.46	90,890	1,991	4.42
Federal funds sold	10,265	47	0.92	3,658	23	1.27

Total earning assets (1)	$484,921	14,194	5.89	$489,259	15,150	6.24

Interest bearing transaction accounts	$156,696	717	0.92	$145,292	662	0.92
Time deposits	185,597	1,572	1.70	214,268	2,719	2.56
Other borrowings	27,172	866	6.41	18,075	561	6.26

Total interest-bearing liabilities	$369,465	3,155	1.72%	$377,635	3,942	2.11%

Net interest income		$11,039			$11,208

Net interest income to
earning assets			4.58%			4.62%

(1) Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and six months ended June 30, 2004 and 2003.  Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended
	June 30, 2004 compared to the
	three months ended June 30, 2003

	Volume	Rate	Total

	(in thousands)
Increase/(decrease) in interest income:
Residential real estate mortgage loans	($164)	($201)	($365)
Commercial real estate loans	415	(224)	191
Commercial loans	8	(79)	(71)
Real estate construction loans	(109)	(20)	(129)
Installment and other	(14)	(5)	(19)
Mortgage loans held for sale	4	1	5
Investments	(263)	60	(203)
Federal funds sold	12	(3)	9

Total decrease	(111)	(471)	(582)

Increase/(decrease) in interest expense:
Interest-bearing transaction accounts	7	(36)	(29)
Time deposits	(165)	(356)	(521)
Other borrowings	116	18	134

Total decrease	(42)	(374)	(416)

Decrease in net interest income	($69)	($97)	($166)

	Six months ended
	June 30, 2004 compared to the
	six months ended June 30, 2003

	Volume	Rate	Total

	(in thousands)
Increase/(decrease) in interest income:
Residential real estate mortgage loans	($31)	($390)	($421)
Commercial real estate loans	858	(441)	417
Commercial loans	(125)	(156)	(281)
Real estate construction loans	(28)	(39)	(67)
Installment and other	(52)	23	(29)
Mortgage loans held for sale	2	---	2
Investments	(624)	23	(601)
Federal funds sold	32	(8)	24

Total increase/(decrease)	32	(988)	(956)

Increase/ (decrease) in interest expense:
Interest-bearing transaction accounts	52	3	55
Time deposits	(329)	(818)	(1,147)
Other borrowings	290	15	305

Total increase/ (decrease)	13	(800)	(787)

Increase/(decrease) in net interest income	$19	($188)	($169)

Provision for Loan Losses

Due to the absence of significant net loan charge-offs, little change in loan portfolio asset quality and the balance in the allowance for loan losses, there was no provision for loan losses for the three and six months ended June 30, 2004 and 2003.  For further information, see “Allowance for Loan Losses” and “Nonperforming Assets” in this section.

Noninterest Income and Expense

Noninterest Income

The following tables set forth the components of the Company’s noninterest income for the three and six months ended June 30, 2004, as compared to the same periods in 2003.

	Three Months Ended
	June 30,		$	%

	2004	2003	Change	Change

	(dollars in thousands)

Service charges on deposit accounts	$266	$254	$12	5%
Merchant draft processing, net	1,308	1,088	220	20
Loan servicing income	55	43	12	28
Net realized gains on investment securities available for sale	---	86	(86)	(100)
Other income	270	178	92	52

Total noninterest income	$1,899	$1,649	$250	15%

Noninterest income increased $250,000, or 15%, to $1,899,000 for the three months ended June 30, 2004 when compared to $1,649,000 for the same period in 2003.  During this period, such increase was due primarily to an increase of $220,000 in merchant card net revenue and an increase in other income of $92,000, partially offset by an $86,000 decrease in net realized gains on investment securities available for sale.  The increase in merchant card net revenue during the first quarter of 2004 as compared to the same period in 2003 is due to an increase in processing volume.  The increase in other income for the second quarter of 2004 as compared to the same period in 2003 was due to an increase in income associated with the Company’s recent successful implementation of a program to sell investment products and income derived from the purchase of life insurance policies on certain key executives.  The decrease in net realized gains on investment securities available for sale was due to the absence of any investment sales in the quarter.

	Six Months Ended
	June 30,		$	%

	2004	2003	Change	Change

	(dollars in thousands)

Service charges on deposit accounts	$512	$522	($10)	(2)%
Merchant draft processing, net	2,469	2,217	252	11
Loan servicing income	82	78	4	5
Net realized gains on investment securities available for sale	---	86	(86)	(100)
Other income	544	375	169	45

Total noninterest income	$3,607	$3,278	$329	10%

Noninterest income increased $329,000, or 10%, to $3,607,000 for the six months ended June 30, 2004 when compared to $3,278,000 for the same period in 2003.  During this period, such increase was primarily due to an increase of $252,000 in merchant card net revenue and an increase in other income of $169,000, partially offset by an $86,000 decrease in net realized gains on investment securities available for sale, for the reasons discussed above.

Noninterest Expense

The following tables set forth the components of the Company’s noninterest expense during the three months ended June 30, 2004, as compared to the same period in 2003.

	Three Months Ended
	June 30,		$	%

	2004	2003	Change	Change

	(dollars in thousands)

Salaries and employee benefits	$2,615	$2,258	$357	16%
Occupancy and equipment expense	540	478	62	13
Other	1,174	1,165	9	1

Total noninterest expense	$4,329	$3,901	$428	11%

Noninterest expense increased by $428,000, or 11%, to $4,329,000 during the second quarter of 2004 as compared to $3,901,000 for the second quarter of 2003. The increase in noninterest expense for the three-month period ended June 30, 2004, as compared to the same period in 2003, is attributable to an increase in salaries and employee benefits of $357,000 and an increase in occupancy and equipment expense of $62,000.  The increase in salaries and employee benefits during 2004 was partially due to an increase in the number of full time equivalent employees employed by the Company, the continued impact of increased costs associated with health care and workers compensation insurance and normal annual salary increases.  Additionally, when compared to the three months ended June 30, 2003, salaries and employee benefits expense was negatively impacted during the second quarter of 2004 by an $85,000 decline in contra-salary expense related to Statement of Accounting Standards No. 91, resulting from lower levels of loan originations.  The increase in occupancy and equipment expense during the second quarter of 2004 was due to an increase in building rental costs that occurred as the result of the Company’s sale of a building in which the Company subsequently became a tenant.

Income Taxes

The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses.  The effective tax rate was 40% for the three and six months ended June 30, 2004 and 36% and 35% for the three and six months ended June 30, 2003.

As previously disclosed, the Company formed its Real Estate Investment Trust (REIT) subsidiary on January 15, 2002.  With the formation of the REIT, the Company began to recognize state tax benefits in the first quarter of 2002.  During December 2003, the California Franchise Tax Board took the position that certain tax transactions related to REITs and regulated investment companies (RICs) would be disallowed.  Therefore, in July 2004 the Company terminated the REIT.  As previously disclosed, during December 2003 the Company reversed previously recognized net state tax benefits related to the REIT and will not record any related state tax benefits in the future.  Due to the absence of such state tax benefits, the Company’s effective tax rate increased by 4% from 36% to 40% for the three months ended June 30, 2004 when compared to the same period in 2003.  On a year to date basis, the effective tax rate increased by 5% from 35% at December 31, 2003 to 40% at June 30, 2004.  This change in the effective tax rate had a negative impact on net income of $111,000, or $.03 per diluted share, for the second quarter of 2004 and $268,000, or $.05 per diluted share, for the six-month period ended June 30, 2004.

Business Segments

The Company operates in two principal product and service lines: core community banking and merchant credit card services.  The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with treasury and depository activities.  The Company’s merchant card services industry group provides credit card settlement services for approximately 32,000 merchants throughout the United States.

Summary financial data by business segment for the indicated periods is as follows:

	For the quarter ended June 30, 2004

		Merchant
	Community	Card	Total
	Banking	Services	Company

	(in thousands)

Total interest income	$7,026	$ ---	$7,026
Total interest expense	1,514	---	1,514
Interest income/(expense) allocation	(126)	126	---

Net interest income	5,386	126	5,512
Provision for loan losses	---	---	---
Total other operating income	591	1,308	1,899
Total other operating expense	3,622	707	4,329

Income before income taxes	2,355	727	3,082
Provision for income taxes	940	291	1,231

Net income	$1,415	$436	$1,851

TotalAverage Assets	$492,889	$22,465	$515,354

	For the quarter ended June 30, 2003

		Merchant
	Community	Card	Total
	Banking	Services	Company

	(in thousands)

Total interest income	$7,608	$ ---	$7,608
Total interest expense	1,913	17	1,930
Interest income/(expense) allocation	(245)	245	---

Net interest income	5,450	228	5,678
Provision for loan losses	---	---	---
Total other operating income	561	1,088	1,649
Total other operating expense	3,190	711	3,901

Income before income taxes	2,821	605	3,426
Provision for income taxes	1,026	219	1,245

Net income	$1,795	$386	$2,181

Total Average Assets	$485,739	$37,032	$522,771

	For the six months ended June 30, 2004

		Merchant
	Community	Card	Total
	Banking	Services	Company

	(in thousands)

Total interest income	$14,194	$ ---	$14,194
Total interest expense	3,153	2	3,155
Interest income/(expense) allocation	(235)	235	---

Net interest income	10,806	233	11,039
Provision for loan losses	---	---	---
Total other operating income	1,138	2,469	3,607
Total other operating expense	7,337	1,414	8,751

Income before income taxes	4,607	1,288	5,895
Provision for income taxes	1,841	515	2,356

Net income	$2,766	$773	$3,539

Total Average Assets	$496,439	$21,349	$517,788

	For the six months ended June 30, 2003

		Merchant
	Community	Card	Total
	Banking	Services	Company

	(in thousands)

Total interest income	$15,150	$ ---	$15,150
Total interest expense	3,920	22	3,942
Interest income/(expense) allocation	(415)	415	---

Net interest income	10,815	393	11,208
Provision for loan losses	---	---	---
Total other operating income	1,061	2,217	3,278
Total other operating expense	6,585	1,402	7,987

Income before income taxes	5,291	1,208	6,499
Provision for income taxes	1,876	426	2,302

Net income	$3,415	$782	$4,197

Total Average Assets	$485,315	$31,416	$516,731

Community Banking

The Community Banking segment’s income before income tax decreased for the three and six months ended June 30, 2004 when compared to the same periods in 2003.  The decrease was primarily due to an increase in noninterest expense, a slight decrease in net interest income and a higher effective tax rate in 2004, which was partially offset by an increase in noninterest income.  The increase in other expense was primarily due to an increase in salaries and employee benefits, as discussed above.  Net interest income decreased $64,000 and $9,000 for the three and six months ended June 30, 2004, when compared to the same periods in 2003, principally due to a decrease in the Company’s net interest margin.  The Company increased its average earning assets by $7,150,000, or 1% and $11,124,000 or 2% for the three and six months ended June 30, 2004 when compared to the same periods one year ago.  Additionally, with the continued low interest rate environment, the Company was able to reduce the cost on interest bearing deposits.

Merchant Card Services

The Company's merchant credit card segment earned $436,000 and $773,000 for the three and six months ended June 30, 2004 compared to $386,000 and $782,000 for the same periods in 2003.  The segment's decrease in net income for the six months ended June 30, 2004, as compared to 2003, is primarily attributable to an increase in noninterest expense, a decrease in net interest income and a higher effective tax rate in 2004, which was partially offset by an increase in noninterest income.  The increase in the segment’s net income for the three months ended June 30, 2004 was primarily due to an increase in merchant draft processing revenues, which was partially offset by a decrease in net interest income.  The bankcard segment’s net interest income is partially determined by the Company’s internal funds transfer pricing systems, which assigns a cost of funds or credit for funds to assets or liabilities based on their type, maturity or repricing characteristics.  The decrease in net interest income for the bankcard segment is due to the continued low interest rate environment and a decrease in the segment’s customer deposit base, which resulted in a decrease in the credit for funds given to the segment.  The merchant bankcard segment’s net income comprised 24% and 22% of the Company's consolidated net income for the three and six months ended June 30, 2004, as compared to 18% and 19% for the three and six months ended June 30, 2003.

The Company bears certain risks associated with its merchant credit card processing business.  Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant refuses or is unable to pay on charge-backs from cardholders.  Charge-back exposure can also result from fraudulent credit card transactions initiated by merchant customers.  As a result, NBR may incur losses associated with its merchant credit card processing business.  Accordingly, NBR has established a reserve to provide for losses associated with charge-backs.  Such reserve, which totaled $1,379,000 and $1,314,000 as of June 30, 2004 and 2003, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management’s evaluation regarding merchant and ISO (Independent Sales Organization) risk.  The Company utilizes the services of ISOs to acquire merchants as customers.  The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $9,000 and $95,000 for the three and six months ended June 30, 2004, as compared to $103,000 and $148,000 for the three and six months ended June 30, 2003.  For further discussion, see “Certain Important Considerations for Investors” in this section.

The following table summarizes the Company’s merchant card allowance for charge-back losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

	(in thousands)

Beginning allowance	$1,376	$1,263	$1,310	$1,261
Provision for losses	9	103	95	148
Recoveries	12	---	16	3
Charge-offs	(18)	(52)	(42)	(98)

Ending allowance	$1,379	$1,314	$1,379	$1,314

Investment Securities

Total investment securities decreased to $53,523,000, as of June 30, 2004, compared to $75,795,000 as of December 31, 2003.  The decrease in the investment securities portfolio from December 31, 2003 was primarily due to the maturity of a $13,516,000 FNMA security and prepayments of the Company’s mortgage-backed securities portfolio.  Such mortgage-backed securities portfolio amounted to $43,101,000 as of December 31, 2003 as compared to $32,244,000 as of June 30, 2004.

Loans

Total loans increased to $424,086,000 at June 30, 2004 compared to $414,521,000 at December 31, 2003.  During the three months ended June 30, 2004, total loans increased $12,841,000, primarily due to an increase of $6,196,000 in commercial loans, an increase of $12,697,000 in commercial real estate loans, partially offset by a decline of $6,723,000 in construction loans.  It is anticipated that the decline in construction loans experienced during the second quarter of 2004 will not continue and that the portfolio will grow during the remainder of 2004.  The Company has hired several additional loan personnel to assist with the loan growth that is expected throughout the remainder of 2004.

The following table summarizes the composition of the loan portfolio at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003

	Amount	%	Amount	%

	(dollars in thousands)
Residential real estate mortgage	$104,297	25%	$108,851	27%
Commercial real estate mortgage	197,954	46	186,185	45
Commercial	65,585	15	55,473	13
Real estate construction	41,723	10	51,154	12
Installment and other	14,862	4	13,025	3
Less net deferred loan fees	(335)	---	(167)	---

Total portfolio loans	424,086	100%	414,521	100%

Less allowance for loan losses	(7,039)		(7,162)

Net loans	$417,047		$407,359

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

The Company’s allowance for loan losses is based on specific and formula allocations to the Company’s loan portfolio.  Specific allocations of the allowance for loan losses are made to identified problem loans where management has identified significant conditions or circumstances related to a given loan, which management believes indicate the probability that a loss will occur.  The specific allocations are increased or decreased through management’s reevaluation on a quarterly basis of the status of the particular problem loans.  Loans which do not receive a specific allocation receive an allowance allocation based on a formula, represented by a percentage factor based on underlying collateral, type of loan, historical charge-offs, general economic conditions and other qualitative factors.

The following table summarizes changes in the Company’s allowance for loan losses for the indicated periods:

	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

	(dollars in thousands)

Beginning allowance for loan losses	$7,177	$7,355	$7,162	$7,400
Provision for loan losses	---	---	---	---
Charge-offs	(170)	---	(170)	(79)
Recoveries	32	137	47	171

Ending allowance for loan losses	$7,039	$7,492	$7,039	$7,492

Net (charge-offs) recoveries to average
loans (annualized)	(0.13%)	0.13%	(0.06%)	0.05%

The allowance for loan losses as a percentage of total loans decreased from 1.73%, at December 31, 2003, to 1.66% at June 30, 2004.  The decrease was due to the increase in the Company’s loan portfolio from $414,521,000 at December 31, 2003 to $424,086,000 at June 30, 2004.  This increase was primarily due to increases in commercial loans and commercial real estate loans.

Nonperforming Assets

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30,	December 31,
	2004	2003

	(dollars in thousands)
Nonaccrual loans	$1,570	$1,266
Accruing loans past due 90 days or more	---	---
Restructured loans	---	---

Total nonperforming loans	1,570	1,266
Other real estate owned	---	---

Total nonperforming assets	$1,570	$1,266

Nonperforming assets to total assets	0.30%	0.24%

Nonperforming assets have increased from $1,266,000 or .24% of total assets, as of December 31, 2003, to $1,570,000 or .30% of total assets as of June 30, 2004.  This increase was attributable to an increase of $304,000 in nonaccrual loans.

At June 30, 2004, nonperforming loans consisted of loans to 6 borrowers, 4 of which had balances in excess of $100,000. The two largest had recorded balances of $549,000 and $557,000 at June 30, 2004.  One loan is secured by industrial equipment or various other business assets and the other is secured by real estate.  Based on information currently available, management believes that adequate allocations are included in the allowance for loan losses to cover the estimated loss exposure that may result from these loans.

At June 30, 2004, the Company did not have any properties classified as other real estate owned.

Although the volume of nonperforming assets will depend in part on the future economic environment, there are four loan relationships which totaled approximately $4,800,000 as of June 30, 2004, compared to three loan relationships which totaled approximately $2,984,000 at December 31, 2003, about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms.  These loans are real estate secured and may become nonperforming assets based on the information presently known about possible credit problems of the borrowers.

At June 30, 2004, the Company’s total recorded investment in impaired loans (as defined by SFAS No. 114 and No. 118) was $1,570,000, for which there was a related allowance for loan losses allocation of $138,000.

The Company’s average recorded investment in impaired loans during the six months ended June 30, 2004 and 2003 was $1,285,000 and $2,968,000.  The decrease of $1,683,000 in the average recorded investment in impaired loans during the six months ended June 30, 2004 as compared to the same period one year ago was primarily due to a decrease in nonperforming loans.  There was no interest income recognized during the periods that such loans were impaired for the three and six months ended June 30, 2004 as compared to $0 and $22,000 in interest income recognized during the same periods one year ago.

As of June 30, 2004, there was $1,570,000 of loans on which the accrual of interest had been discontinued as compared to $1,266,000 at December 31, 2003.  During the three and six months ended June 30, 2004, interest due but excluded from interest income on loans placed on nonaccrual status was $29,000 and $80,000 as compared to $66,000 and $135,000 for the same period one year ago.

Mortgage Repurchase Commitments

From time to time, the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company.  The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral, which had secured a mortgage loan sold by the Company.  Such representations and warranties include the existence of a valid appraisal, legal status of borrower, nature of the collateral and other matters.  The Company expects that it may be required to repurchase loans in the future.  In the first six months of 2004 and 2003, the Company was not required to repurchase any such loans.

Investment in REMIC

In 1995, Allied Savings Bank (“Allied”), formerly a wholly owned subsidiary of the Company which merged into NBR in 1997, sold a COFI indexed ARM mortgage pool whose carrying value was approximately $73,900,000 as part of a transaction that resulted in creating a Real Estate Mortgage Investment Conduit (“REMIC”).  The REMIC issued three classes of mortgage pass-through certificates: A, B and C.  The sale transaction took place as a result of Allied selling its 100% interest in the COFI indexed ARM mortgage pool in exchange for cash of $71,500,000 and a Class B certificate which represented the first loss position with respect to any ultimate losses realized upon the liquidation of defaulted mortgage loans in the pool.  As part of the sale transaction, Allied retained the servicing of the pool.  The Class A and Class B certificates have sequential rights to principal payments, such that Class B certificates shall only receive principal payments after all Class A certificates are retired.  In April 2004, the Class A certificates were retired and the Company began receiving principal payments on the Class B certificates.  Additionally, in July 2004, notification was received indicating that the Company would be receiving final payment of the outstanding principal of and accrued interest on the Class B certificates.

The composition of the original certificate balances along with their respective June 30, 2004 balances are as follows:

	Original	June 30, 2004
	Certificate	Certificate
	Face Value	Face Value

Class A	$73,199,448	$ ---
Class B	3,249,067	2,751,251
Class C	100	100

Total pool	$76,448,615	$2,751,351

Since inception the pool has realized losses of $52,590, which reduced the original face value of the Class B certificate.

Contractual Obligations and Commitments

The following table presents the Company’s longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.

	June 30, 2004

	Less Than	One Through	Four Through	After Five
	One Year	Three Years	Five Years	Years	Total

	(in thousands)

Trust preferred securities	$ ---	$ ---	$ ---	$20,000	$20,000
Operating leases (premises)	1,602	3,185	2,747	4,417	11,951

Total long-term debt
and operating leases	$1,602	$3,185	$2,747	$24,417	$31,951

Commitments to extend credit					82,584
Standby letters of credit					5,375

Total contractual obligations
and commitments					$119,910

Liquidity

Redwood’s primary source of liquidity is dividends from NBR.  Redwood’s primary uses of liquidity have historically been common stock repurchases, dividend payments made to common shareholders, interest payments relating to Redwood’s trust preferred securities and operating expenses.  It is Redwood’s general policy to maintain liquidity at the parent level which management believes to be consistent with the safety and soundness of the Company as a whole.  As of June 30, 2004, Redwood held $2,177,000 in deposits at NBR.  In addition, the Company has a $2,500,000 unsecured line of credit with a major financial institution, which bears an interest rate equal to the federal funds rate plus 1.50%.  As of June 30, 2004, there was no outstanding balance under this line of credit.

Redwood’s current cash dividend to its common shareholders is $.21 per common share per quarter, as adjusted for the three-for-two stock split announced July 16, 2003.  Further, Redwood is required to make semi-annual payments of interest at the rate of 10.2% per annum on $10,000,000 of trust preferred securities issued in 2001 and quarterly payments of interest at the rate of 6.35% per annum for the first five years and then at the three month LIBOR plus 3.1% per annum on $10,000,000 of trust preferred securities issued in July 2003.  Payment of these obligations is ultimately dependent on dividends from NBR to Redwood.  Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would become undercapitalized as a result. If NBR is restricted from paying dividends, Redwood might be unable to pay dividends to its common shareholders.  No assurance can be given as to the ability of NBR to pay dividends to Redwood in the future.   The approval of the Office of the Comptroller of the Currency (“OCC”) is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.  Due to this requirement, NBR obtained such approval for its 2004 dividend plan from the OCC in February 2004.

During the first six months of 2004, NBR declared a dividend payable to Redwood of $1,400,000.  Management believes that as of June 30, 2004, the Company’s liquidity position was adequate for the operations of Redwood and NBR.

Although each entity within the consolidated Company manages its own liquidity, the Company’s consolidated cash flow can be divided into three distinct areas: operating, investing and financing.  For the six months ended June 30, 2004, the Company received cash of $5,963,000 from operating activities and $9,184,000 from investing activities, while using $18,579,000 in financing activities.

Capital Resources

A strong capital base is essential to the Company’s continued ability to service the needs of its customers.  Capital protects depositors and the FDIC deposit insurance fund from potential losses and is a source of funds for the substantial investments necessary for the Company to remain competitive.  In addition, adequate capital and earnings enable the Company to gain access to the capital markets to supplement its internal growth of capital.  Capital is generated internally primarily through earnings retention.

The Company and NBR are required to maintain minimum capital ratios defined by various federal government regulatory agencies. The Board of Governors of the Federal Reserve System (the “FRB”) and the OCC have each established capital guidelines, which include minimum capital requirements. These regulations impose three sets of standards:  “risk-based”, “leverage” and “tangible” capital.

Under the risk-based capital standard, assets reported on an institution’s balance sheet and certain off-balance sheet items are assigned to risk categories, each of which is assigned a risk weight.  This standard characterizes an institution’s capital as being “Tier 1” capital (defined as principally comprising shareholders’ equity, trust preferred securities, for up to 25% of total Tier 1 capital, and noncumulative preferred stock) and “Tier 2” capital (defined as principally comprising the allowance for loan losses and subordinated debt).

Under the leverage capital standard, an institution must maintain a specified minimum ratio of Tier 1 capital to total assets, with the minimum ratio ranging from 4% to 6%.  The leverage ratio for the Company and NBR is based on average assets for the quarter.

The following table summarizes the consolidated capital ratios of the Company and the capital ratios of NBR at June 30, 2004 and December 31, 2003.

	June 30, 2004			December 31, 2003

		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Requirement	Actual	Capitalized	Requirement

Company
Leverage	6.82%	5.00%	4.00%	6.47%	5.00%	4.00%
Tier 1 risk-based	8.03	6.00	4.00	7.93	6.00	4.00
Total risk-based	11.86	10.00	8.00	11.94	10.00	8.00

NBR
Leverage	8.24%	5.00%	4.00%	7.59%	5.00%	4.00%
Tier 1 risk-based	9.72	6.00	4.00	9.29	6.00	4.00
Total risk-based	10.97	10.00	8.00	10.55	10.00	8.00

The Company did not repurchase any shares of its common stock during the second quarter of 2004.  In August 2001, the Company announced authorizations to repurchase up to 533,250 common shares, as adjusted for the three-for-two stock splits declared September 20, 2001 and July 16, 2003.  In August 2003, the Company announced an authorization to repurchase an additional 496,500 shares, for a total authorization of 1,029,750.  As of June 30, 2004, 557,987 shares of the Company’s common stock had been repurchased.  In the six months ended June 30, 2004, the Company repurchased 16,939 shares of the Company’s common stock under the program at an average price per share of $28.00.  Under the repurchase program, the Company plans to purchase shares from time to time on the open market and/or in privately negotiated transactions.

Subordinated Debentures/Trust Preferred Securities

On February 22, 2001, Redwood Statutory Trust I (“RSTI”), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTI Capital Securities.  The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder.  The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the RSTI Capital Securities.  Distributions on the RSTI Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. At June 30, 2004, due to certain limitations applicable under current regulatory guidelines, the Company had included $8,758,000 of the subordinated debentures as Tier 1 capital.  As of June 30, 2004, the outstanding principal balance of the RSTI Capital Securities was $10,000,000.

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

On July 22, 2003, Redwood Statutory Trust II (“RSTII”), a wholly owned subsidiary of the Company, closed a financing of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the financing were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTII Capital Securities.  The sole assets of RSTII are the junior subordinated debentures of the Company and payments thereunder.  The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTII under the RSTII Capital Securities.  Distributions on the RSTII Capital Securities, which are payable quarterly at the annual rate of 6.35% for the first five years and then reset to the three month LIBOR plus 3.1% per annum, are included in interest expense in the consolidated financial statements.  While these securities can be considered Tier 1 capital under current regulatory guidelines, as a result of certain limitations applicable, they currently qualify as Tier 2 regulatory capital.  As of June 30, 2004, the outstanding principal balance of the RSTII Capital Securities was $10,000,000.

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

Prior to December 31, 2003, RSTI and RSTII were consolidated in the Company’s financial statements with the trust preferred securities issued by the trust reported in liabilities as “trust preferred securities” and the subordinated debentures eliminated in consolidation.  Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, RSTI and RSTII are not consolidated with the Company.  Accordingly, the amounts previously reported as “trust preferred securities” in liabilities have been recaptioned “subordinated debentures” and continue to be presented in liabilities on the balance sheet.  At June 30, 2004 and 2003, the amount of the subordinated debentures and trust preferred securities were the same.  The effect of no longer consolidating the trusts does not change the amounts reported as the Company’s assets, liabilities, equity, or interest expense.

Further, as a result of FASB Interpretation No. 46, questions were raised about whether trust preferred securities would still qualify for treatment as Tier 1 capital.  In July 2003, the FRB instructed bank holding companies to continue to include trust preferred securities in Tier 1 capital for regulatory capital purposes, until notice is given to the contrary.  On May 6, 2004, the FRB proposed rules that would allow the continued inclusion of trust preferred securities in Tier 1 capital, subject to tighter quantitative limits and qualitative standards.  At June 30, 2004, due to certain limitations applicable under current regulatory guidelines, the Company had included $8,758,000 of the subordinated debentures as Tier 1 capital.  The subordinated debentures comprised 25% of the Company’s Tier 1 capital as of June 30, 2004.  Under the FRB’s proposed rules, trust preferred securities would be limited to 25% of the Company’s core capital elements, net of goodwill.  Under current rules, the Company is not required to deduct goodwill from core capital elements for the purposes of calculating the 25% limit.  If adopted as proposed, the FRB’s rules would have the effect of reducing the amount of trust preferred securities eligible for Tier 1 capital treatment.

Certain Important Considerations for Investors

Merchant Credit Card Processing.  The Company’s profitability can be negatively impacted should one of the Company’s merchant credit card customers be unable to pay on charge-backs from cardholders.  Due to contractual obligations between the Company and Visa and Mastercard, NBR stands in the place of the merchant in the event that a merchant refuses, or is unable due to bankruptcy or other reasons, to pay on charge-backs from cardholders.  Management has taken certain actions to decrease the risk of merchant bankruptcy associated with its merchant credit card business.  These steps include the discontinuance of high-risk accounts. Charge-back exposure can also result from fraudulent credit card transactions initiated by merchant customers.  To mitigate merchant fraud risk, the Company employs certain underwriting standards when accepting a new merchant.  Further, the Company monitors merchant activity for unusual transactions.  In addition, the Company bears the risk of merchant nonpayment of applicable interchange, assessment and other fees.  Failure by the merchants to pay such fees may adversely affect the Company’s revenues.  The Company utilizes ISOs to acquire merchant credit card customers.  The Company’s ability to maintain and grow net revenue from its merchant credit card processing operation is dependent upon maintaining and growing proprietary accounts.

Merchant credit card processing services are highly regulated by credit card associations such as Visa.  In order to participate in the credit card programs, the Company must comply with the credit card association’s rules and regulations that may change from time to time.  If the Company fails to comply with these credit card association standards, the Company’s status as a member service provider and as a certified processor could be suspended or terminated.  During November 1999, Visa adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affected the Company’s merchant credit card business.  The rule changes went into effect on March 31, 2001.  These changes included a requirement that a processor’s reported fraud ratios be no greater than three times the national average of .1%.  At June 30, 2004 (the most recent period available from Visa), the Company’s overall fraud ratio was less than the Visa maximum.  Other Visa changes included the requirement that total processing volume in certain high-risk categories (as defined by Visa) be less than 20% of total processing volume.  At June 30, 2004, the Company’s total Visa transactions within these certain high-risk categories totaled 3.5% of its total Visa processing volume.  Other changes Visa announced included a requirement that weekly Visa volumes be less than 60% of an institution’s tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution’s tangible equity capital or that aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount.  At June 30, 2004, the Company’s weekly Visa volume was 53% of the Company’s tangible equity capital, and aggregate charge-backs for the previous six months were 6.39% of tangible equity capital and the aggregate charge-backs for the quarter were .10% of the interchange count and .21% of the interchange amount.  Merchant bankcard participants, such as the Company, must comply with these Visa rules by filing a compliance plan with Visa.  At June 30, 2004, the Company is in compliance with all rule changes that went into effect on March 31, 2001, based on Visa’s acceptance of the Company’s compliance plan.  Should the Company be unable to comply with these rules, Visa will require collateral of one to four times the shortfall.

In 1996, Wal-Mart Stores, Inc. and several other retailers sued Visa and Mastercard asserting that Visa and Mastercard’s rules regarding uniform acceptance of all Visa and Mastercard credit and debit cards were an illegal tying arrangement.  Prior to trial, Visa and Mastercard agreed to settle these cases.  On January 23, 2004, the Federal District Court for the Eastern District of New York approved this settlement, which became effective January 1, 2004.  Neither the Company nor NBR are a party to these suits, and neither will be directly liable for these settlements.  However, Visa or Mastercard may seek to assess, or assert claims against, their members to fund the settlements.  The merchant credit card segments’ net income comprised approximately 24% and 22% of the Company’s consolidated net income for the three and six months ended June 30, 2004.  We cannot predict the effect that the settlements or any direct claim asserted against members will have on the competitive environment or our future earnings from merchant bankcard operations.

Concentration of Lending Activities.  Concentration of the Company’s lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company’s lending areas.  At June 30, 2004, approximately 81% of the dollar value of the Company’s loans were secured by real estate, of which 54% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties.  Substantially all of the properties that secure the Company’s present loans are located in Northern and Central California.  The ability of the Company to continue to originate mortgage, construction and other loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, floods or wildfires, which may cause uninsured damage and other loss of value to real estate that secures the Company’s loans).  In addition, the long-term impact of the California energy crisis, the decline in the technology sector in Northern California and the California state government’s budgetary and fiscal difficulties may cause adverse changes in the Company's local economy and principal markets.  Due to the concentration of the Company’s real estate collateral in California, such events could have a significant adverse impact on the value of such collateral or the Company’s earnings.

Fluctuations in Interest Rates.   Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow.  Conversely, further decreases in interest rates could result in an acceleration in the prepayment of loans.  An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations.  If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.

California Economic Conditions and Governmental Fiscal Crisis.  A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, and the California state government’s budgetary and fiscal difficulties.  If economic conditions in California decline, we expect that our level of problem assets could increase.  The State of California is also a customer of the Company and NBR.  California’s state government has undergone serious fiscal and budget crises in the recent past.    While the California electorate on March 2, 2004, approved various ballot measures aimed at addressing this situation, including a one-time economic recovery bond issue of up to $15 billion to pay off the State’s accumulated general fund deficit, the long-term impact of this situation on the California economy and the Company’s markets cannot be predicted with any certainty.  These events could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on the Company’s financial condition and results of operations.

War on Terrorism; Foreign Hostilities.  Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats may result in a downturn in U.S. economic conditions and could adversely affect business and economic conditions in the U.S. generally and in our principal markets.  Deterioration in either the U.S. or the California economy could adversely affect the Company’s financial condition and results of operations.

Government Regulation.  Redwood and its subsidiaries are subject to extensive federal and state governmental supervision, regulation and control, and future legislation and government policy could adversely affect the financial industry.  Although the full impact of such legislation and regulation cannot be predicted, future changes may alter the structure of and competitive relationship among financial institutions.  The Company’s business may be adversely affected by any future changes in laws, regulations, policies or interpretations, including legislative and regulatory reactions to the terrorist attack on September 11, 2001, and future acts of terrorism, and the Enron Corporation, WorldCom, Inc. and other major U.S. corporate bankruptcies and reports of accounting irregularities at public companies, including various large and publicly traded companies.  Additionally, the Company’s business is affected significantly by the fiscal and monetary policies of the federal government and its agencies, particularly the FRB, which regulates the supply of money and credit in the U.S.  Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates.  These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits.  The policies of the FRB may have a material effect on our business, financial condition and results of operations.

Competition from Other Financial Institutions.  NBR competes for deposits and loans principally with major commercial banks, other independent banks, savings and loan associations, savings banks, thrift and loan associations, credit unions, mortgage companies, insurance companies, mutual funds and other lending institutions.  With respect to deposits, additional significant competition arises from corporate and governmental debt securities, as well as money market mutual funds.  Banks, securities firms and insurance companies can also now combine as a “financial holding company”.  Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking.  Several of the nation's largest savings and loan associations and commercial banks have a significant number of branch offices in the areas in which NBR conducts operations.  Among the advantages possessed by the larger of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access international money markets and generally allocate their investment assets to regions of highest yield and demand.  In addition, such large financial institutions may have greater access to capital at a lower cost than NBR, which may adversely affect NBR’s ability to compete effectively.

In addition, the market in which the Company competes for merchant credit card processing is intensely competitive and, in recent years, has been characterized by increased consolidation.  This consolidation has enabled certain of the Company’s competitors to have access to significant capital, management, marketing and technological resources that are equal to or greater than those of the Company, and there can be no assurance that the Company will be able to continue to compete successfully with such other processors.

Critical Accounting Policies.  The Company’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America (US GAAP).  The financial information contained within our financial statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of financial condition and results of operations.  The most significant accounting policies followed by the Company are presented in Note B to the Consolidated Financial Statements in Redwood’s 2003 Annual Report on Form 10-K.  The Company has identified its policy on the allowance for loan losses to be critical because management has to make subjective and/or complex judgments about matters that are inherently uncertain and could be subject to revision as new information becomes available.  Along with other factors, we use historical loss factors to determine the inherent loss that may be present in our loan and lease portfolio.  Actual losses could differ significantly from the historical loss factors that we use.  The loan portfolio represents the largest asset type on the Consolidated Statement of Condition.  Note B to the Consolidated Financial Statements in Redwood’s 2003 Annual Report on Form 10-K describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in “Allowance for Loan Losses” above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in Redwood’s 2003 Annual Report on Form 10-K.

Other estimates that we use are fair value of our securities and expected useful lives of our depreciable assets.  We have not entered into derivative contracts for our customers or for ourselves, which relate to interest rate, credit, equity, commodity, energy, or weather-related indices.  US GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.  Accounting standards and interpretations currently affecting the Company and its subsidiaries may change at any time, and the Company’s financial condition and results of operations may be adversely affected by any such change.

Our most significant estimates are approved by our management team, which is comprised of our most senior officers.  At each financial reporting period, a review of these estimates is then presented to our Board of Directors.

As of June 30, 2004, other than the REIT and the REMIC (discussed elsewhere in this Report), we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.  Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.  For more information regarding contractual obligations and commitments, please see “Mortgage Repurchase Commitments”, “Investment in REMIC” and “Contractual Obligations and Commitments” above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, the Company’s primary component of market risk is interest rate volatility.  Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of NBR’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity.  Since virtually all of the Company’s interest bearing liabilities and all of the Company’s interest earning assets are located at NBR, all of the Company’s interest rate risk exposure lies at the NBR level.  As a result, all significant interest rate risk management procedures are performed at the NBR level.  Based upon the nature of its operations, NBR is not subject to foreign currency exchange or commodity price risk.  NBR’s real estate loan portfolio, concentrated primarily within Northern and Central California, is subject to risks associated with the local economy.  The Company does not own any trading assets.

The fundamental objective of the Company's management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable.  Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates.  NBR’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings.  NBR, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities.  NBR manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.

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

The following table sets forth, as of June 30, 2004, the distribution of repricing opportunities for NBR’s earning assets and interest‑bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

		After Three	After Six	After One
	Within	Months but	Months but	Year But
	Three	Within Six	Within One	Within	After Five
	Months	Months	Year	Five Years	Years	Total

	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$5,600	$ ---	$ ---	$ ---	$ ---	$5,600
Investment securities and other	1,689	1,671	9,749	20,632	19,782	53,523
Mortgage loans held for sale	5	---	---	---	---	5
Loans	116,893	40,755	30,916	159,754	75,768	424,086

Total interest-earning assets	124,187	42,426	40,665	180,386	95,550	483,214

Interest-bearing liabilities:
Interest-bearing transaction accounts	161,212	---	---	---	---	161,212
Time deposits	81,448	35,637	39,509	17,452	---	174,046
Trust preferred securities	---	---	---	---	20,000	20,000
Short-term borrowings	1,939	---	---	---	---	1,939

Total interest-bearing liabilities	244,599	35,637	39,509	17,452	20,000	357,197

Interest rate sensitivity gap	($120,412)	$6,789	$1,156	$162,934	$75,550

Cumulative interest rate sensitivity gap	(120,412)	(113,623)	(112,467)	50,467	126,017

Interest rate sensitivity gap ratio	0.51	1.19	1.03	10.34	4.78
Cumulative interest rate sensitivity gap ratio	0.51	0.59	0.65	1.15	1.35

Interest‑bearing transaction accounts, which consist of money market and savings deposit accounts, are classified as repricing within three months.   Some of these deposits may be repriced at management's option, and therefore a decision not to reprice such deposits could significantly alter NBR’s net interest margin.

In a declining interest rate environment, generally it is expected that net interest margin would decline, and, in an increasing interest rate environment, net interest margin would increase.  During 2003 NBR experienced greater fixed rate, long-term mortgage lending activity through mortgage refinancings and the financing of new home purchases as rates declined. The impact of such lending activity may cause a decrease in the net interest margin in an increasing rate environment if more traditional commercial bank lending does not become a higher percentage of the overall earning assets mix.  There can be no assurance, however, that under such circumstances NBR will experience the described relationships to declining or increasing interest rates.

On a quarterly basis, NBR management prepares an analysis of interest rate risk exposure.  Such analysis calculates the change in net interest income and the theoretical market value of NBR’s equity given a change in general interest rates of 200 basis points up and 200 basis points down.  All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of NBR’s equity.  This theoretical market value of NBR’s equity is calculated by discounting cash flows associated with NBR’s assets and liabilities.  The following is a summary of interest rate risk exposure as of June 30, 2004 as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of up to 200 basis points up and 200 basis points down.

June 30, 2004

	Change in Annual	Change in
Change in Interest Rate	Net Interest Income	Market Value of Equity
+200	($362,000)	($8,515,000)
+100	($234,000)	($4,648,000)
-100	($144,000)	$1,738,000
-200	($835,000)	$3,126,000

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

Item 4.              Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2004.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

As of June 30, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Index

PART II          OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

     a)   The Company held its Annual Meeting of Shareholders on May 18, 2004.

     b)   Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There was no solicitation in opposition to management's nominees for directors as listed in the Company's proxy statement for the Annual Meeting and all such nominees were elected.

     c)   The vote for the nominated directors was as follows:

Nominee                                     For                      Withheld

John H. Brenengen                       4,537,920                   7,097
Stephen A. Fleming                      4,542,191                   2,826
Dana R. Johnson                          4,296,151               248,866
Patrick W. Kilkenny                     4,542,198                   2,819
Mark H. Rodebaugh                     4,416,066               128,951
Gregory J. Smith                           4,200,032               344,985
William B. Stevenson                    4,416,066               128,951
David B. Warner                          4,537,967                   7,050

  The vote for amending the Company’s 2001 Stock Option Plan to increase from 18,000 to 150,000 the maximum number of options that may be granted to an individual employee during any fiscal year was as follows:

For	3,676,159
Against	184,395
Abstain	28,614
Broker Non Vote	655,850

The vote for ratifying the appointment of Crowe Chizek and Company LLP as the Company's independent accountants to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2004, was as follows:

For	4,495,042
Against	24,538
Abstain	25,437
Broker Non Vote	-0-

Item 6.                       Exhibits and Reports on Form 8-K.

      a)   Exhibits.

3.2       Amended and restated By-Laws of Redwood dated July 20, 2004.

10.21   Amended and restated option agreement for purchase and sale of real property, dated July 17, 2004, between National Bank of the Redwoods and Upway Properties, LLC.

10.22   Salary Continuation Agreement between Stephen A. Fleming and Redwood dated April 14, 2004. *

10.23   Salary Continuation Agreement between Dana R. Johnson and Redwood dated April 14, 2004. *

10.24   Continuation of certain benefits under the Employment Agreement effective December 1, 2003 between National Bank of the Redwoods and Stephen A. Fleming, as amended March 31, 2004. *

31.1     Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

            *          Management contract or compensatory plan, contract or arrangement.

      b)   Reports on Form 8-K

            1.   Form 8-K filing dated April 5, 2004 reporting under Item 5 thereof, announcement of declaration of quarterly dividend on Common Stock.

            2.   Form 8-K filing dated April 8, 2004 reporting under Item 5 thereof, amendment to employment agreement between Stephen A. Fleming and National Bank of the Redwoods.

            3.   Form 8-K filing dated April 21, 2004 reporting under Item 12 thereof, announcement of financial results for the first quarter ended March 31, 2004.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD EMPIRE BANCORP

(Registrant)

Date:	8/11/04	By: /s/ Kim C. McClaran
Kim C. McClaran
Vice President and
Chief Financial Officer

Index

Index of Exhibits

Exhibit Number

3.2	Amended and restated By-Laws of Redwood dated July 20, 2004.
10.21	Amended and restated option agreement for purchase and sale of real property, dated July 17, 2004, between National Bank of the Redwoods and Upway Properties, LLC.
10.22	Salary Continuation Agreement between Stephen A. Fleming and Redwood dated April 14, 2004. *
10.23	Salary Continuation Agreement between Dana R. Johnson and Redwood dated April 20, 2004. *
10.24	Continuation of certain benefits under the Employment Agreement effective December 1, 2003 between National Bank of the Redwoods and Stephen A. Fleming, as amended March 31, 2004. *
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

            *  Management contract or compensatory plan, contract or arrangement.