Form 10-Q
period 2004-09-30
REDWOOD EMPIRE BANCORP
filed 2004-11-15
CIK 840007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

(Mark One)
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

At November 8, 2004, there were 4,952,123 shares of the Registrant’s common stock outstanding.

REDWOOD EMPIRE BANCORP
AND
SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	____________	____________	___________	___________
Interest income:
Interest and fees on loans	$6,761	$6,815	$19,518	$19,951
Interest on investment securities	579	712	1,969	2,703
Interest on federal funds sold	3	11	50	34
	____________	____________	___________	___________
Total interest income	7,343	7,538	21,537	22,688

Interest expense:
Interest on deposits	1,032	1,368	3,321	4,749
Interest on other borrowings	491	387	1,357	948
	____________	____________	___________	___________
Total interest expense	1,523	1,755	4,678	5,697
	____________	____________	___________	___________
Net interest income	5,820	5,783	16,859	16,991
Provision for loan losses	---	---	---	---
	____________	____________	___________	___________
Net interest income after provision for loan losses	5,820	5,783	16,859	16,991

Noninterest income:
Service charges on deposit accounts	221	260	733	782
Merchant draft processing, net	1,263	1,187	3,732	3,404
Loan servicing income	24	32	106	110
Net realized gains on
investment securities available for sale	79	---	79	86
Other income	275	187	819	562
	____________	____________	___________	___________
Total noninterest income	1,862	1,666	5,469	4,944

Noninterest expense:
Salaries and employee benefits	2,744	2,466	8,092	7,008
Occupancy and equipment expense	529	475	1,604	1,567
Other	1,367	1,198	3,695	3,551
	____________	____________	___________	___________
Total noninterest expense	4,640	4,139	13,391	12,126
	____________	____________	___________	___________
Income before income taxes	3,042	3,310	8,937	9,809
Provision for income taxes	1,214	1,225	3,570	3,527
	____________	____________	___________	___________

Net income	$1,828	$2,085	$5,367	$6,282
	============	============	===========	===========
Total comprehensive income	$2,032	$1,779	$5,136	$5,724
	============	============	===========	===========
(Continued)

REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands except per share data)
(unaudited)
(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
_____________		_____________	_____________	____________
Basic earnings per common share:
Net income	$.37	$.42	$1.08	$1.24
Weighted average shares - basic	4,950,000	4,987,000	4,948,000	5,049,000

Diluted earnings per common share:
Net income	$.36	$.41	$1.05	$1.21
Weighted average shares - diluted	5,104,000	5,141,000	5,097,000	5,171,000

See Notes to Consolidated Financial Statements.

(Concluded)

REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2004	2003
	_____________	_____________
	(unaudited)
Assets:
Cash and due from banks	$17,596	$19,259
Federal funds sold	---	8,600
	_____________	_____________
Cash and cash equivalents	17,596	27,859
Investment securities:
Held to maturity (fair value of $14,770 and $18,041)	14,286	17,566
Available for sale, at fair value (amortized cost of $31,988 and $56,921)	32,869	58,229
	____________	____________
Total investment securities	47,155	75,795

Mortgage loans held for sale	---	192

Loans:
Residential real estate mortgage	109,738	108,851
Commercial real estate mortgage	200,396	186,185
Commercial	66,168	55,473
Real estate construction	58,261	51,154
Installment and other	11,184	13,025
Less net deferred loan fees	(644)	(167)
	____________	____________
Total portfolio loans	445,103	414,521
Less allowance for loan losses	(7,072)	(7,162)
	____________	____________
Net loans	438,031	407,359

Premises and equipment, net	2,123	2,489
Cash surrender value of life insurance	8,920	3,782
Other assets and interest receivable	9,200	11,424
	____________	____________
Total assets	$523,025	$528,900
	============	============
Liabilities and Shareholders' equity:
Deposits:
Noninterest bearing demand deposits	$115,045	$107,359
Interest-bearing transaction accounts	144,475	154,640
Time deposits one hundred thousand and over	71,511	73,262
Other time deposits	83,844	119,521
	____________	____________
Total deposits	414,875	454,782

Short-term borrowings	47,282	16,265
Subordinated debentures	20,000	20,000
Other liabilities and interest payable	11,565	10,173
	____________	____________
Total liabilities	493,722	501,220

Shareholders' equity:
Preferred stock, no par value; authorized 2,000,000 shares;
none issued and outstanding	---	---
Common stock, no par value; authorized 10,000,000 shares;
issued and outstanding: 4,952,123 and 4,950,984 shares	10,561	10,577
Retained earnings	18,214	16,344
Accumulated other comprehensive income, net of tax	528	759
	____________	____________
Total shareholders' equity	29,303	27,680
	____________	____________
Total liabilities and shareholders' equity	$523,025	$528,900
	============	============
See Notes to Consolidated Financial Statements.

REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:	___________	___________

Net income	$5,367	$6,282

Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization, net	226	416
Loans originated for sale	(2,116)	(3,268)
Proceeds from sale of loans held for sale	2,256	2,806
Net realized gains on securities available for sale	(79)	(86)
Net realized loss on sale of loans held for sale	52	7
Change in other assets and interest receivable	591	164
Change in other liabilities and interest payable	772	229
	__________	__________
Total adjustments	1,702	268
	__________	__________
Net cash from operating activities	7,069	6,550

Cash flows from investing activities:
Net change in loans	(30,267)	(46,285)
Purchases of investment securities available for sale	---	(5,004)
Purchases of investment securities held to maturity	(1,480)	(4,215)
Proceeds from sales of investment securities available for sale	1,996	9,812
Maturities of investment securities available for sale	23,859	28,336
Maturities or calls of investment securities held to maturity	3,819	2,968
Purchase of company owned life insurance	(2,700)	---
Purchases of premises and equipment, net	(156)	(189)
	__________	__________
Net cash from (used in) investing activities	(4,929)	(14,577)

Cash flows from financing activities:
Net change in noninterest bearing demand deposits	7,686	1,467
Net change in interest bearing transaction accounts	(10,165)	24,195
Net change in time deposits	(37,428)	(23,868)
Net change in short-term borrowings	31,017	(8,157)
Issuance of trust preferred securities	---	10,000
Repurchases of common stock	(474)	(5,711)
Issuance of common stock	79	661
Cash dividends paid	(3,118)	(2,548)
	__________	__________
Net cash (used in) from financing activities	(12,403)	(3,961)
	__________	__________
Net change in cash and cash equivalents	(10,263)	(11,988)
Cash and cash equivalents at beginning of period	27,859	39,337
	__________	__________
Cash and cash equivalents at end of period	$17,596	$27,349
	=========	=========
(Continued)

REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
(Continued)

	Nine Months Ended
	September 30,
	2004	2003
	_______________________
Supplemental Disclosures:

Cash paid during the period for:
Interest expense	$5,088	$6,550
Income taxes	2,605	3,145

See Notes to Consolidated Financial Statements.

(Concluded)

REDWOOD EMPIRE BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.         Basis of Presentation

            The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in Redwood Empire Bancorp’s 2003 Annual Report to Shareholders.  The statements include the accounts of Redwood Empire Bancorp ("Redwood," and with its subsidiaries, the "Company"), and its wholly owned subsidiaries, National Bank of the Redwoods, Redwood Statutory Trust I (“RSTI”) and Redwood Statutory Trust II (“RSTII”).  In 2002, National Bank of the Redwoods (and with its subsidiary, “NBR”) formed NBR Real Estate Investment Trust, a Maryland Real Estate Investment Trust.  The entity was formed to provide an additional vehicle to raise capital and to better organize and market the origination of real estate secured lending.  However, in July 2004, the Company terminated the REIT due to a December 2003 position announced by the California Franchise Tax Board where certain tax transactions related to REITs would be disallowed.  All significant inter-company balances and transactions have been eliminated. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.  All such adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

            For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and repurchase agreements with original maturities of 90 days or less.  Federal funds sold and repurchase agreements are generally for one-day periods.

            As previously announced on August 25, 2004, the Company signed a definitive merger agreement where Westamerica Bancorporation will acquire Redwood Empire Bancorp.  The agreement, which was approved by the Company’s Board of Directors is subject to conditions usual and customary for merger transactions of this type, including approval by Redwood Empire Bancorp shareholders, approval by bank regulatory authorities and satisfaction of certain terms and conditions.  Westamerica Bancorporation will acquire all of the common shares of Redwood Empire Bancorp.  Shareholders will receive, subject to certain adjustments, consideration of approximately $28.74 per share, consisting of $11.49 in cash and shares of Westamerica Bancorporation common stock valued at approximately $17.25.  It is estimated the merger will be completed in the fourth quarter of 2004 or early in the first quarter of 2005.

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

            On July 15, 2003, the Company announced a three-for-two stock split of its outstanding shares of common stock payable on August 13, 2003 to common shareholders of record on July 28, 2003.  Earnings per share information for all periods presented give effect to the stock split.

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

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	_____________________________________________________________
	(dollars in thousands,
	except per share data)

Net income as reported	$1,828	$2,085	$5,367	$6,282
Deduct: Stock-based compensation
expense determined under fair value
based method	(31)	(22)	(89)	(61)
	__________	__________	__________	__________
Pro forma net income	$1,797	$2,063	$5,278	$6,221
	==========	==========	==========	==========
Basic earnings per share as reported	$.37	$.42	$1.08	$1.24
Pro forma basic earnings per share	.36	.41	1.07	1.23

Diluted earnings per share as reported	$.36	$.41	$1.05	$1.21
Pro forma diluted earnings per share	.35	.40	1.04	1.20

            Pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.  There were no options granted during the three -month periods ended September 30, 2004 and 2003.

	Nine months ended
	September 30,	September 30,
	2004	2003
	___________________________________
Risk-free interest rate	4.62%	3.53%
Expected option life in years	7	10
Expected stock price volatility	31.40%	31.71%
Dividend yield	3.5%	3.5%

            The following table reflects the Company’s earnings per share data.

	Three Months Ended
	September 30,
	2004			2003
	___________________________			___________________________
	Basic	Diluted		Basic	Diluted
	__________________________________________________________
	(in thousands, except per share data)
Earnings per common share:

Net income	$1,828	$1,828		$2,085	$2,085
Earnings per share	.37	.36		.42	.41

Weighted average common shares outstanding	4,950,000	5,104,000	(1)	4,987,000	5,141,000	(1)

(1)   The weighted average common shares outstanding include the dilutive effects of common stock options of 154,000 for the three months ended September 30, 2004 and September 30, 2003, as adjusted for the three-for-two stock split announced July 15, 2003.

	Nine Months Ended
	September 30,
	2004			2003
	___________________________			___________________________
	Basic	Diluted		Basic	Diluted
	__________________________________________________________
	(in thousands, except per share data)
Earnings per common share:

Net income	$5,367	$5,367		$6,282	$6,282
Earnings per share	1.08	1.05		1.24	1.21

Weighted average common shares outstanding	4,948,000	5,097,000	(1)	5,049,000	5,171,000	(1)

(1)   The weighted average common shares outstanding include the dilutive effects of common stock options of 149,000 and 122,000 for the nine months ended September 30, 2004 and September 30, 2003, as adjusted for the three-for-two stock split announced July 15, 2003.

4.         Comprehensive Income

            The Company’s total comprehensive income presentation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	_____________________________________________________
	(in thousands)

Net income as reported	$1,828	$2,085	$5,367	$6,282
Other comprehensive income/(loss) (net of tax):
Change in unrealized holding gain
on available for sale securities	251	(306)	(184)	(508)
Reclassification adjustment	(47)	---	(47)	(50)
	_______________________		_______________________
Total comprehensive income	$2,032	$1,779	$5,136	$5,724
	======================		======================

5.         Subsequent Events - Common Stock Cash Dividend

            On October 6, 2004, the Board of Directors declared a quarterly cash dividend of 21 cents per share on the Company’s Common Stock.  The dividend was paid on November 1, 2004 to shareholders of record on October 18, 2004.

6.            Business Segments

            The Company operates in two principal business segments: core community banking and merchant card services.  The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with all treasury and depository activities.  The Company’s merchant card services industry group provides credit card settlement services for approximately 31,000 merchants throughout the United States.

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

            Summary financial data by business segment for the indicated periods is as follows:

	For the quarter ended September 30, 2004
	_________________________________________________
		Merchant
	Community	Card	Total
	Banking	Services	Company
	_________________________________________________
	(in thousands)

Total interest income	$7,343	$ ---	$7,343
Total interest expense	1,522	1	1,523
Interest income/(expense) allocation	(123)	123	---
	__________________	_____________	_____________
Net interest income	5,698	122	5,820
Provision for loan losses	---	---	---
Total other operating income	599	1,263	1,862
Total other operating expense	3,887	753	4,640
	__________________	_____________	_____________
Income before income taxes	2,410	632	3,042
Provision for income taxes	962	252	1,214
	__________________	_____________	_____________
Net income	$1,448	$380	$1,828
	=================	=============	=============
TotalAverage Assets	$493,246	$23,175	$516,421
	=================	=============	=============

	For the quarter ended September 30, 2003
	__________________________________________________
		Merchant
	Community	Card	Total
	Banking	Services	Company
	__________________________________________________
	(in thousands)

Total interest income	$7,538	$ ---	$7,538
Total interest expense	1,747	8	1,755
Interest income/(expense) allocation	(183)	183	---
	__________________	_____________	_____________
Net interest income	5,608	175	5,783
Provision for loan losses	---	---	---
Total other operating income	479	1,187	1,666
Total other operating expense	3,409	730	4,139
	__________________	_____________	_____________
Income before income taxes	2,678	632	3,310
Provision for income taxes	990	235	1,225
	__________________	_____________	_____________
Net income	$1,688	$397	$2,085
	==================	=============	=============
Total Average Assets	$489,604	$28,485	$518,089
	==================	=============	=============

	For the nine months ended September 30, 2004
	___________________________________________________
		Merchant
	Community	Card	Total
	Banking	Services	Company
	___________________________________________________
	(in thousands)

Total interest income	$21,537	$ ---	$21,537
Total interest expense	4,675	3	4,678
Interest income/(expense) allocation	(358)	358	---
	___________________	______________	_____________
Net interest income	16,504	355	16,859
Provision for loan losses	---	---	---
Total other operating income	1,737	3,732	5,469
Total other operating expense	11,224	2,167	13,391
	___________________	______________	_____________
Income before income taxes	7,017	1,920	8,937
Provision for income taxes	2,803	767	3,570
	___________________	______________	_____________
Net income	$4,214	$1,153	$5,367
	==================	==============	=============
Total Average Assets	$495,819	$21,961	$517,780
	==================	==============	=============

	For the nine months ended September 30, 2003
	____________________________________________________
		Merchant
	Community	Card	Total
	Banking	Services	Company
	____________________________________________________
	(in thousands)

Total interest income	$22,688	$ ---	$22,688
Total interest expense	5,667	30	5,697
Interest income/(expense) allocation	(598)	598	---
	___________________	______________	_____________
Net interest income	16,423	568	16,991
Provision for loan losses	---	---	---
Total other operating income	1,540	3,404	4,944
Total other operating expense	9,994	2,132	12,126
	___________________	______________	_____________
Income before income taxes	7,969	1,840	9,809
Provision for income taxes	2,866	661	3,527
	___________________	______________	_____________
Net income	$5,103	$1,179	$6,282
	==================	==============	=============
Total Average Assets	$486,899	$30,097	$516,996
	==================	==============	=============

7.         Common Stock Repurchases

            In August 2001, the Company announced authorizations to repurchase up to 533,250 common shares, as adjusted for the three-for-two stock splits declared September 20, 2001 and July 15, 2003.  In August 2003, the Company announced an authorization to repurchase an additional 496,500 shares, for a total authorization of 1,029,750 shares.  As of September 30, 2004, 557,987 shares of the Company’s common stock had been repurchased.  In the nine months ended September 30, 2004, the Company repurchased 16,939 shares of the Company’s common stock under the program at an average price per share of $28.00.  For the quarter ended September 30, 2004, there were no shares of the Company’s common stock repurchased under the program.  Under the terms of the Company’s merger agreement with Westamerica Bancorporation, the Company may not purchase shares of Company common stock and the repurchase program has been suspended indefinitely.

Item 2.                        Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

            This Quarterly Report on Form 10-Q includes forward-looking information which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements (which involve, among other things, the Company's plans, beliefs and goals, refer to estimates, projections or expectations or use similar terms) involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  Such risks and uncertainties include, but are not limited to, the following factors (many of which are beyond the Company’s ability to control):

            ▪Competitive pressure in the banking industry and changes in banking or other laws and regulations or governmental fiscal or monetary policies.

            ▪Changes in the interest rate environment (including possible declines in interest rates) and volatility of rate sensitive loans and deposits.

            ▪A decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans or reduce the volume of the Company’s merchant credit card processing business.

            ▪Uncertainty regarding the economic outlook resulting from the continuing war on terrorism and foreign hostilities, as well as actions taken or to be taken by the U.S. or other governments as a result of further acts or threats of terrorism.

            ▪Credit quality deterioration, which could cause an increase in the provision for loan losses.

            ▪Uncertainties as to the consummation and timing of the pending merger with Westamerica Bancorporation, including regulatory and shareholder approvals and satisfaction of other closing conditions.

            ▪Dividend restrictions.

            ▪Regulatory discretion.

            ▪Material losses in the Company's merchant credit card processing business from merchant or card holder fraud or merchant business failure and the ability of the Company to comply with the rules and regulations of the major credit card associations, such as Visa and Mastercard, as described under “Certain Important Considerations for Investors” in this report.

            ▪Asset/liability repricing risks and liquidity risks.

            ▪Changes in the securities markets.

            ▪A decline in the health of the Northern California economy, including the decline in the technology sector and any negative effect of the California state government’s budgetary and fiscal difficulties.

            ▪Certain operational risks involving data processing systems or fraud.

            ▪The proposal or adoption of changes in accounting standards by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard setting bodies.

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

            The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of Redwood Empire Bancorp and related notes thereto included in this Report.  The following sections discuss significant changes and trends in financial condition, capital resources and liquidity of the Company from December 31, 2003 to September 30, 2004.  Significant changes and trends in the Company’s results of operations for the three and nine months ended September 30, 2004, compared to the same period in 2003, are also discussed.

            The Company reported net income of $1,828,000 or $.36 per diluted share for the quarter ended September 30, 2004. This compares to net income of $2,085,000 or $.41 per diluted share for the third quarter of 2003.   For the nine months ended September 30, 2004, net income was $5,367,000 or $1.05 per diluted share as compared to $6,282,000 or $1.21 per diluted share one year ago.  The Company experienced a decline in net income during the three and nine months ended September 30, 2004 when compared to the same periods in 2003, primarily due to a decline in the amount of interest income recognized on the available for sale investment portfolio, an increase in salaries and employee benefits expense, an increase in interest expense associated with the Company’s second $10,000,000 trust preferred securities financing completed on July 24, 2003, an increase in the Company’s effective tax rate and higher operating expenses related to the pending merger with Westamerica Bancorporation.

            On July 15, 2003, the Company announced a three-for-two stock split of its outstanding shares of common stock payable on August 13, 2003 to common shareholders of record on July 28, 2003.  Earnings per share information for all periods presented give effect to the stock split.

Pending Merger

            On August 25, 2004, the Company and Westamerica Bancorporation executed a merger agreement providing for the merger of the Company with and into Westamerica.  Consummation of the merger is subject to certain conditions, including the receipt of all required regulatory approvals and the approval of the shareholders of the Company.  If the merger is completed, each share of Company common stock will be exchanged for $28.74, consisting of $11.49 in cash and $17.25 in shares of Westamerica common stock; however, the exact value of the merger consideration will not be known until the close of the merger.  The value of the stock portion will increase if the average closing price of Westamerica common stock over the measurement period ending three business days before completion of the merger is greater than $55.6050 and will decrease if the average closing price during that period is less than $45.4950.  The merger consideration may also be reduced by up to $0.30 per share if regulatory agencies require Westamerica to divest deposits in Lake County as a condition of approving the merger.  This reduction would be allocated proportionately between the cash and stock portions of the merger consideration.  It is estimated that the merger will be completed in the fourth quarter of 2004 or early in the first quarter of 2005.

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

Results of Operations

            Net Interest Income

            Interest income decreased from $6,815,000 in the third quarter of 2003 to $6,761,000 in the third quarter of 2004, which represents a decrease of $54,000 or ..8%. Interest income on loans decreased $433,000, or 2% to $19,518,000 for the nine months ended September 30, 2004, as compared to $19,951,000 one year ago.  While the Company experienced growth in average portfolio loans during 2004 as compared to 2003, the continued low interest rate environment and substantial paydown activity within the mortgage-backed securities portfolio both had a negative impact on interest income.  Average portfolio loans totaled $433,220,000 for the third quarter of 2004 as compared to $412,354,000 for the same period one year ago, an increase of $20,866,000 or 5%.  For the nine months ended September 30, 2004, average portfolio loans grew $18,341,000, or 5% to $418,832,000 from $400,491,000.  Average investment securities totaled $50,507,000 and $58,635,000 for the three and nine months ended September 30, 2004, as compared to $70,737,000 and $84,107,000 for the same periods one year ago.

            The Company continues to focus on improving asset mix and growth in the overall loan portfolio, and in particular the commercial real estate portfolio.  Average commercial real estate loans increased $21,749,000 or 12% and $24,149,000 or 14% during the three and nine months ended September 30, 2004 when compared to the same periods one year ago.  This loan growth was partially offset by decreases in average residential real estate loans of $10,436,000 or 9% and $4,179,000 or 4%, and decreases in average installment and other loans of $4,276,000 or 24% and $290,000 or 2% for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003.  Average commercial loans increased by $8,146,000 during the three-month period ended September 30, 2004 when compared to the same period in 2003; however, for the nine-month period ended September 30, 2004, average commercial loans decreased by $81,000 or .1%.  Average construction loans increased by $6,008,000 or 13% and $1,469,000 or 3% for the three and nine months ended September 30, 2004.

            Average investment securities totaled $50,507,000 and $58,635,000 for the three and nine months ended September 30, 2004, as compared to $70,737,000 and $84,107,000 for the same periods one year ago.  The decline was due to substantial paydown activity within the mortgage-backed securities portfolio throughout the second half of 2003 and into 2004.  Proceeds from such paydown activity facilitated the funding of loan growth.

            For the three and nine months ended September 30, 2004, interest expense was $1,523,000 and $4,678,000, down $232,000, or 13% and $1,019,000, or 18% when compared to the same periods in 2003. With the continued low interest rate environment, the Company has been successful in reducing costs associated with interest bearing deposits.  For the three and nine months ended September 30, 2004, the cost of average interest bearing deposits was 1.29% and 1.33%, down from 1.53% and 1.78% for the three and nine months ended September 30, 2003.  The Company has also improved the current mix of deposits by increasing noninterest bearing demand deposits, while decreasing the balance of higher cost time deposits.

            Net interest income was $5,820,000 for the third quarter of 2004, an increase of $37,000, or .6% when compared to $5,783,000 for the third quarter of 2003.  The net interest margin was 4.77% for the third quarter of 2004 as compared to 4.69% one year ago.  For the nine months ended September 30, 2004, net interest income was $16,859,000, a decrease of $132,000 or .8% from $16,991,000 for the nine months ending September 30, 2003.  Net interest margin remained unchanged at 4.64% for the nine months ended September 30, 2004 as compared to one year ago.  The Company’s net interest margin was negatively impacted during 2004 due to the additional interest expense incurred with the completion of the Company’s second $10,000,000 trust preferred securities financing in July 2003. Such financing, the proceeds of which have been used for stock repurchases and other corporate matters, bears an annual interest rate of 6.35%.  Total interest expense for both trust preferred securities financing was $414,000 and $1,241,000 for the three and nine months ended September 30, 2004 as compared to $378,000 and $870,000 during the same periods in 2003.

            Yield on earning assets decreased to 6.02% for the three months ended September 30, 2004 from 6.12% for the same period one year ago.  Yield on earning assets decreased to 5.93% for the nine months ended September 30, 2004 as compared to 6.20% for the same period one year ago.  The decrease in the yield on earning assets for the three- and nine-month periods during 2004 was due to the continued low interest rate environment.  Yield paid on interest bearing liabilities decreased to 1.69% and 1.71% for the three and nine-month periods ended September 30, 2004 and 2003 from 1.85% and 2.02% for the same period one year ago.  The decrease in interest rates paid on interest bearing liabilities occurred as the Company improved the mix of deposits by increasing noninterest bearing deposits, while decreasing the balance of higher cost time deposits, as well as lowering its deposit product pricing in response to lower short-term rates quoted in the national markets.  The largest decrease in interest expense was experienced in time deposits.  For the three and nine months ended September 30, 2004, such expense decreased $293,000 or 29% and $1,442,000 or 39% as compared to the same periods one year ago.

            The following is an analysis of the Company’s net interest margin for the indicated periods:

	Three months ended			Three months ended
	September 30, 2004			September 30, 2003
	____________________________________			__________________________________
			Annualized			Annualized
	Average		%	Average		%
(dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	___________	________	_____________	__________	________	_____________
Residential real estate mortgage loans	$106,594	$1,480	5.52%	$117,030	$1,741	5.90%
Commercial real estate loans	197,842	3,254	6.54	176,093	3,127	7.05
Commercial loans	63,271	918	5.77	55,125	907	6.53
Real estate construction loans	52,472	961	7.29	46,464	866	7.39
Installment and other	13,635	146	4.26	17,911	165	3.65
Deferred loan fees	(594)	---	---	(268)	---	---
	___________	________		__________	________
Portfolio loans	433,220	6,759	6.21	412,355	6,806	6.55

Mortgage loans held for sale	102	2	7.78	549	8	5.78
Investments	50,507	579	4.56	70,737	712	3.99
Federal funds sold	1,184	3	1.01	5,087	12	0.94
	___________	________		__________	________
Total earning assets (1)	$485,013	7,343	6.02	$488,728	7,538	6.12
	==========			==========
Interest bearing transaction accounts	$154,971	312	0.80	$152,262	354	0.92
Time deposits	163,923	720	1.75	201,742	1,013	1.99
Other borrowings	40,353	491	4.84	22,689	388	6.78
	___________	________		__________	________
Total interest-bearing liabilities	$359,247	1,523	1.69%	$376,693	1,755	1.85%
	==========	_________		==========	_________
Net interest income		$5,820			$5,783
Net interest income to		========			========
earning assets			4.77%			4.69%

(1)   Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).

	Nine months ended			Nine months ended
	September 30, 2004			September 30, 2003
	__________________________________			__________________________________
			Annualized			Annualized
	Average		%	Average		%
(dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	___________	_________	__________	___________	_________	__________
Residential real estate mortgage loans	$106,334	$4,490	5.64%	$110,513	$5,125	6.20%
Commercial real estate loans	191,401	9,459	6.60	167,252	8,917	7.13
Commercial loans	59,028	2,512	5.68	59,109	2,783	6.29
Real estate construction loans	48,852	2,602	7.11	47,383	2,621	7.40
Installment and other	13,540	444	4.38	16,600	490	3.95
Deferred loan fees	(323)	---	---	(366)	---	---
	___________	_________		___________	_________
Portfolio loans	418,832	19,507	6.22	400,491	19,936	6.66

Mortgage loans held for sale	251	11	5.85	356	15	5.63
Investments	58,635	1,969	4.49	84,107	2,703	4.30
Federal funds sold	7,225	50	0.92	4,131	34	1.10
	___________	_________		___________	_________
Total earning assets (1)	$484,943	21,537	5.93	$489,085	22,688	6.20
	===========			===========
Interest bearing transaction accounts	$156,143	1,030	0.88	$147,643	1,016	0.92
Time deposits	178,342	2,291	1.72	210,061	3,733	2.38
Other borrowings	31,536	1,357	5.75	19,625	948	6.46
	___________	_________		___________	_________
Total interest-bearing liabilities	$366,021	4,678	1.71%	$377,329	5,697	2.02%
	===========	__________		===========	__________
Net interest income		$16,859			$16,991
Net interest income to		=========			=========
earning assets			4.64%			4.64%

(1)   Nonaccrual loans are included in the calculation of the average balance of earning assets (interest not accrued is excluded).

            The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the three and nine months ended September 30, 2004 and 2003.  Changes not solely attributable to rate or volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended
	September 30, 2004 compared to the
	three months ended September 30, 2003
	__________________________________________
	Volume	Rate	Total
	__________________________________________
	(in thousands)
Increase/(decrease) in interest income:
Residential real estate mortgage loans	($149)	($112)	($261)
Commercial real estate loans	368	(241)	127
Commercial loans	125	(114)	11
Real estate construction loans	110	(15)	95
Installment and other	(43)	24	(19)
Mortgage loans held for sale	(8)	2	(6)
Investments	(223)	90	(133)
Federal funds sold	(10)	1	(9)
	_____________	____________	____________
Total decrease	170	(365)	(195)
	_____________	____________	____________
Increase/(decrease) in interest expense:
Interest-bearing transaction accounts	6	(48)	(42)
Time deposits	(176)	(117)	(293)
Other borrowings	238	(135)	103
	_____________	____________	____________
Total decrease	68	(300)	(232)
	_____________	____________	____________
Increase in net interest income	$102	($65)	$37
	=============	============	===========

	Nine months ended
	September 30, 2004 compared to the
	nine months ended September 30, 2003
	___________________________________________
	Volume	Rate	Total
	___________________________________________
	(in thousands)
Increase/(decrease) in interest income:
Residential real estate mortgage loans	($189)	($446)	($635)
Commercial real estate loans	1,225	(683)	542
Commercial loans	(4)	(267)	(271)
Real estate construction loans	80	(99)	(19)
Installment and other	(97)	51	(46)
Mortgage loans held for sale	(5)	1	(4)
Investments	(851)	117	(734)
Federal funds sold	22	(6)	16
	______________	____________	____________
Total increase/(decrease)	181	(1,332)	(1,151)
	______________	____________	____________
Increase/ (decrease) in interest expense:
Interest-bearing transaction accounts	57	(43)	14
Time deposits	(509)	(933)	(1,442)
Other borrowings	522	(113)	409
	______________	____________	____________
Total increase/ (decrease)	70	(1,089)	(1,019)
	______________	____________	____________
Increase/(decrease) in net interest income	$111	($243)	($132)
	==============	============	============

Provision for Loan Losses

            Due to the absence of significant net loan charge-offs, little change in loan portfolio asset quality and the balance in the allowance for loan losses, there was no provision for loan losses for the three and nine months ended September 30, 2004 and 2003.   For further information, see “Allowance for Loan Losses” and “Nonperforming Assets” in this section.

Noninterest Income and Expense

                        Noninterest Income

            The following tables set forth the components of the Company’s noninterest income for the three and nine months ended September 30, 2004, as compared to the same periods in 2003.

	Three Months Ended
	September 30,		$	%
	_________________________
	2004	2003	Change	Change
	________________________________________________
	(dollars in thousands)

Service charges on deposit accounts	$221	$260	($39)	(15)%
Merchant draft processing, net	1,263	1,187	76	6
Loan servicing income	24	32	(8)	(25)
Net realized gains on investment securities available for sale	79	---	79	---
Other income	275	187	88	47
	____________________________________
Total noninterest income	$1,862	$1,666	$196	12%
	==================================

            Noninterest income increased $196,000, or 12%, to $1,862,000 for the three months ended September 30, 2004 when compared to $1,666,000 for the same period in 2003.  During this period, such increase was due primarily to an increase of $76,000 in merchant card net revenue, an increase of $79,000 in net realized gains on investment securities available for sale and an increase in other income of $88,000.  The increase in merchant card net revenue during the first quarter of 2004 as compared to the same period in 2003 is due to an increase in processing volume.  The increase in net realized gains on investment securities available for sale was due to investment sales in the quarter.  The increase in other income for the third quarter of 2004 as compared to the same period in 2003 was due to an increase in income associated with the Company’s recent successful implementation of a program to sell investment products and income derived from the purchase of life insurance policies on certain key executives.

	Nine Months Ended
	September 30,		$	%
	_________________________
	2004	2003	Change	Change
	________________________________________________
	(dollars in thousands)

Service charges on deposit accounts	$733	$782	($49)	(6)%
Merchant draft processing, net	3,732	3,404	328	10
Loan servicing income	106	110	(4)	(4)
Net realized gains on investment securities available for sale	79	86	(7)	(8)
Other income	819	562	257	46
	____________________________________
Total noninterest income	$5,469	$4,944	$525	11%
	==================================

            Noninterest income increased $525,000, or 11%, to $5,469,000 for the nine months ended September 30, 2004 when compared to $4,944,000 for the same period in 2003.  During this period, such increase was primarily due to an increase of $328,000 in merchant card net revenue and an increase in other income of $257,000 for the reasons discussed above.

                        Noninterest Expense

            The following tables set forth the components of the Company’s noninterest expense during the three months ended September 30, 2004, as compared to the same period in 2003.

	Three Months Ended
	September 30,		$	%
	_____________________________
	2004	2003	Change	Change
	___________________________________________________________
	(dollars in thousands)

Salaries and employee benefits	$2,744	$2,466	$278	11%
Occupancy and equipment expense	529	475	54	11
Other	1,367	1,198	169	14
	_________________________________________
Total noninterest expense	$4,640	$4,139	$501	12%
	=======================================

            Noninterest expense increased by $501,000, or 12%, to $4,640,000 during the third quarter of 2004 as compared to $4,139,000 for the third quarter of 2003. The increase in noninterest expense for the three-month period ended September 30, 2004, as compared to the same period in 2003, is attributable to an increase in salaries and employee benefits of $278,000, an increase in occupancy and equipment expense of $54,000 and an increase of $169,000 in other expenses.  The increase in salaries and employee benefits during 2004 was partially due to an increase in the number of full time equivalent employees employed by the Company, the continued impact of increased costs associated with health care and workers compensation insurance and normal annual salary increases.  Additionally, when compared to the three months ended September 30, 2003, salaries and employee benefits expense was negatively impacted during the third quarter of 2004 by an $34,000 decline in contra-salary expense related to deferred loan costs in accordance with Statement of Accounting Standards No. 91, resulting from lower levels of loan originations.  The increase in occupancy and equipment expense during the third quarter of 2004 was due to an increase in building rental costs that occurred as the result of the Company’s sale of a building in which the Company subsequently became a tenant.  The increase in other expense is primarily due to $262,000 in expenses recognized in the third quarter of 2004 associated with the pending merger of the Company into Westamerica Bancorporation.

	Nine Months Ended
	September 30,		$	%
	_______________________________
	2004	2003	Change	Change
	__________________________________________________________
	(dollars in thousands)

Salaries and employee benefits	$8,092	$7,008	$1,084	15%
Occupancy and equipment expense	1,604	1,567	37	2
Other	3,695	3,551	144	4
	________________________________________
Total noninterest expense	$13,391	$12,126	$1,265	10%
	======================================

            Noninterest expense increased $1,265,000, or 10% to $13,391,000 for the nine months ended September 30, 2004 when compared to $12,126,000 for the same period in 2003.  During this period, such increase was primarily due to an increase of $1,084,000 in salaries and employee benefits and an increase in other expenses of $144,000 for the reasons discussed above.

Income Taxes

            The Company’s effective tax rate varies with changes in the relative amounts of its non-taxable income and nondeductible expenses.  The effective tax rate was 40% for the three and nine months ended September 30, 2004 and 37% and 36% for the three and nine months ended September 30, 2003.

            As previously disclosed, the Company formed its Real Estate Investment Trust (REIT) subsidiary on January 15, 2002.  With the formation of the REIT, the Company began to recognize state tax benefits in the first quarter of 2002.  During December 2003, the California Franchise Tax Board took the position that certain tax transactions related to REITs and regulated investment companies (RICs) would be disallowed.  Therefore, in July 2004 the Company terminated the REIT.  As previously disclosed, during December 2003 the Company reversed previously recognized net state tax benefits related to the REIT and will not record any related state tax benefits in the future.  Due to the absence of such state tax benefits, the Company’s effective tax rate increased by 3% from 37% to 40% for the three months ended September 30, 2004 when compared to the same period in 2003.  On a year to date basis, the effective tax rate increased by 4% from 36% at December 31, 2003 to 40% at September 30, 2004.  This change in the effective tax rate had a negative impact on net income of $88,000, or $.02 per diluted share, for the third quarter of 2004 and $353,000, or $.07 per diluted share, for the nine-month period ended September 30, 2004.

Business Segments

            The Company operates in two principal product and service lines: core community banking and merchant credit card services.  The Company's core community banking segment includes commercial, commercial real estate, construction and permanent residential lending along with treasury and depository activities.  The Company’s merchant card services industry group provides credit card settlement services for approximately 31,000 merchants throughout the United States.

            Summary financial data by business segment for the indicated periods is as follows:

	For the quarter ended September 30, 2004
	_______________________________________________
		Merchant
	Community	Card	Total
	Banking	Services	Company
	_______________________________________________
	(in thousands)
Total interest income	$7,343	$ ---	$7,343
Total interest expense	1,522	1	1,523
Interest income/(expense) allocation	(123)	123	---
	________________	_____________	_____________
Net interest income	5,698	122	5,820
Provision for loan losses	---	---	---
Total other operating income	599	1,263	1,862
Total other operating expense	3,887	753	4,640
	________________	_____________	_____________
Income before income taxes	2,410	632	3,042
Provision for income taxes	962	252	1,214
	________________	_____________	_____________
Net income	$1,448	$380	$1,828
	===============	============	============
TotalAverage Assets	$493,246	$23,175	$516,421
	===============	============	============

	For the quarter ended September 30, 2003
	________________________________________________
		Merchant
	Community	Card	Total
	Banking	Services	Company
	_________________________________________________
	(in thousands)
Total interest income	$7,538	$ ---	$7,538
Total interest expense	1,747	8	1,755
Interest income/(expense) allocation	(183)	183	---
	________________	______________	____________
Net interest income	5,608	175	5,783
Provision for loan losses	---	---	---
Total other operating income	479	1,187	1,666
Total other operating expense	3,409	730	4,139
	________________	______________	____________
Income before income taxes	2,678	632	3,310
Provision for income taxes	990	235	1,225
	________________	______________	____________
Net income	$1,688	$397	$2,085
	===============	==============	============
Total Average Assets	$489,604	$28,485	$518,089
	===============	==============	============

	For the nine months ended September 30, 2004
	__________________________________________________
		Merchant
	Community	Card	Total
	Banking	Services	Company
	__________________________________________________
	(in thousands)
Total interest income	$21,537	$ ---	$21,537
Total interest expense	4,675	3	4,678
Interest income/(expense) allocation	(358)	358	---
	________________	_______________	_____________
Net interest income	16,504	355	16,859
Provision for loan losses	---	---	---
Total other operating income	1,737	3,732	5,469
Total other operating expense	11,224	2,167	13,391
	________________	_______________	_____________
Income before income taxes	7,017	1,920	8,937
Provision for income taxes	2,803	767	3,570
	________________	_______________	_____________
Net income	$4,214	$1,153	$5,367
	===============	===============	=============
Total Average Assets	$495,819	$21,961	$517,780
	===============	===============	=============

	For the nine months ended September 30, 2003
	__________________________________________________
		Merchant
	Community	Card	Total
	Banking	Services	Company
	__________________________________________________
	(in thousands)
Total interest income	$22,688	$ ---	$22,688
Total interest expense	5,667	30	5,697
Interest income/(expense) allocation	(598)	598	---
	________________	_______________	_____________
Net interest income	16,423	568	16,991
Provision for loan losses	---	---	---
Total other operating income	1,540	3,404	4,944
Total other operating expense	9,994	2,132	12,126
	________________	_______________	_____________
Income before income taxes	7,969	1,840	9,809
Provision for income taxes	2,866	661	3,527
	________________	_______________	_____________
Net income	$5,103	$1,179	$6,282
	===============	===============	=============
Total Average Assets	$486,899	$30,097	$516,996
	===============	===============	=============

            Community Banking

            The Community Banking segment’s income before income tax decreased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003.  The decrease was primarily due to an increase in noninterest expense and a higher effective tax rate in 2004, which was partially offset by an increase in noninterest income.  The increase in other expense was primarily due to an increase in salaries and employee benefits, as discussed above.  Net interest income increased $90,000 and $81,000 for the three and nine months ended September 30, 2004, when compared to the same periods in 2003, principally due to an increase in the Company’s net interest margin during the third quarter of 2004.  Average earning assets decreased by $3,715,000, or .8% and $4,142,000 or .8% for the three and nine months ended September 30, 2004 when compared to the same periods one year ago.  Additionally, with the continued low interest rate environment, the Company was able to reduce the cost on interest bearing deposits.

            Merchant Card Services

            The Company's merchant credit card segment earned $380,000 and $1,153,000 for the three and nine months ended September 30, 2004 compared to $397,000 and $1,179,000 for the same periods in 2003.  The segment's decrease in net income for the nine months ended September 30, 2004, as compared to 2003, is primarily attributable to an increase in noninterest expense, a decrease in net interest income and a higher effective tax rate in 2004, which was partially offset by an increase in noninterest income.  The decrease in the segment’s net income for the three months ended September 30, 2004 was primarily due to a decrease in net interest income, an increase in noninterest expense and an increase in the effective tax rate in 2004.  The decrease was partially offset by an increase in merchant draft processing revenues.  The bankcard segment’s net interest income is partially determined by the Company’s internal funds transfer pricing systems, which assigns a cost of funds or credit for funds to assets or liabilities based on their type, maturity or repricing characteristics.  The decrease in net interest income for the bankcard segment is due to the continued low interest rate environment and a decrease in the segment’s customer deposit base, which resulted in a decrease in the credit for funds given to the segment.  The merchant bankcard segment’s net income comprised 21% of the Company's consolidated net income for the three and nine months ended September 30, 2004, as compared to 19% for the three and nine months ended September 30, 2003.

            The Company bears certain risks associated with its merchant credit card processing business.  Due to a contractual obligation between NBR and Visa and MasterCard, NBR stands in the place of the merchant in the event that a merchant refuses or is unable to pay on charge-backs from cardholders.  Charge-back exposure can also result from fraudulent credit card transactions initiated by merchant customers.  As a result, NBR may incur losses associated with its merchant credit card processing business.  Accordingly, NBR has established a reserve to provide for losses associated with charge-backs.  Such reserve, which totaled $1,382,000 and $1,296,000 as of September 30, 2004 and 2003, was estimated based upon industry loss data as a percentage of transaction volume throughout each year, historical losses incurred by the Company and management’s evaluation regarding merchant and ISO (Independent Sales Organization) risk.  The Company utilizes the services of ISOs to acquire merchants as customers.  The provision for charge-back losses, which is included in the financial statements as a reduction in merchant draft processing income, was $64,000 and $120,000 for the three and nine months ended September 30, 2004, as compared to $47,000 and $195,000 for the three and nine months ended September 30, 2003.  For further discussion, see “Certain Important Considerations for Investors” in this section.

            The following table summarizes the Company’s merchant card allowance for charge-back losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	____________________________________________________________
	2004	2003	2004	2003
	(in thousands)

Beginning allowance	$1,379	$1,314	$1,310	$1,261
Provision for losses	64	47	120	195
Recoveries	3	---	18	3
Charge-offs	(64)	(65)	(66)	(163)
	________________	_____________	____________	____________
Ending allowance	$1,382	$1,296	$1,382	$1,296
	===============	============	===========	===========

Investment Securities

            Total investment securities decreased to $47,155,000, as of September 30, 2004, compared to $75,795,000 as of December 31, 2003.  The decrease in the investment securities portfolio from December 31, 2003 was primarily due to the maturity of a $13,516,000 FNMA security, the sale of three mortgage-backed securities totaling $1,917,000 and normal prepayments of the Company’s mortgage-backed securities portfolio.  Such mortgage-backed securities portfolio amounted to $43,101,000 as of December 31, 2003 as compared to $28,611,000 as of September 30, 2004.

Loans

            Total loans increased to $445,103,000 at September 30, 2004 compared to $414,521,000 at December 31, 2003.  During the nine months ended September 30, 2004, total loans increased $30,582,000, primarily due to an increase of $14,211,000 in commercial real estate loans, an increase of $10,695,000 in commercial loans, an increase of $7,107,000 in construction loans, and an increase of $887,000 in residential real estate loans, partially offset by a decline of $1,841,000 in installment and other loans.

            The following table summarizes the composition of the loan portfolio at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	____________________________		____________________________
	Amount	%	Amount	%
	____________________________		____________________________
	(dollars in thousands)
Residential real estate mortgage	$109,738	25%	$108,851	27%
Commercial real estate mortgage	200,396	44	186,185	45
Commercial	66,168	15	55,473	13
Real estate construction	58,261	13	51,154	12
Installment and other	11,184	3	13,025	3
Less net deferred loan fees	(644)	---	(167)	---
	________________	___________	________________	___________
Total portfolio loans	445,103	100%	414,521	100%
Less allowance for loan losses	(7,072)	=========	(7,162)	=========
	________________		________________
Net loans	$438,031		$407,359
	==============		==============

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

            The following table summarizes changes in the Company’s allowance for loan losses for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	________________________________		_______________________________
	2004	2003	2004	2003
	_______________	______________	______________	______________
	(dollars in thousands)

Beginning allowance for loan losses	$7,039	$7,492	$7,162	$7,400
Provision for loan losses	---	---	---	---
Charge-offs	---	---	(170)	(79)
Recoveries	33	53	80	224
	_____________	____________	_____________	____________
Ending allowance for loan losses	$7,072	$7,545	$7,072	$7,545
	=============	============	============	============

Net (charge-offs) recoveries to average
loans (annualized)	0.03%	0.05%	(0.03%)	0.05%

            The allowance for loan losses as a percentage of total loans decreased from 1.73%, at December 31, 2003, to 1.59% at September 30, 2004.  The decrease was due to the increase in the Company’s loan portfolio from $414,521,000 at December 31, 2003 to $445,103,000 at September 30, 2004.  This increase was primarily due to increases in real estate construction loans, commercial and commercial real estate loans.

Nonperforming Assets

            The following table summarizes the Company’s nonperforming assets at the dates indicated:

	September 30,	December 31,
	2004	2003
	________________________________
	(dollars in thousands)
Nonaccrual loans	$1,497	$1,266
Accruing loans past due 90 days or more	---	---
Restructured loans	---	---
	_____________	____________
Total nonperforming loans	1,497	1,266
Other real estate owned	---	---
Total nonperforming assets	$1,497	$1,266
	============	============

Nonperforming assets to total assets	0.29%	0.24%

            Nonperforming assets have increased from $1,266,000 or .24% of total assets, as of December 31, 2003, to $1,497,000 or .29% of total assets as of September 30, 2004.  This increase was attributable to an increase of $231,000 in nonaccrual loans.

            At September 30, 2004, nonperforming loans consisted of loans to 6 borrowers, 4 of which had balances in excess of $100,000. The two largest had recorded balances of $544,000 and $507,000 at September 30, 2004.  One loan is secured by industrial equipment or various other business assets and the other is secured by real estate.  Based on information currently available, management believes that adequate allocations are included in the allowance for loan losses to cover the estimated loss exposure that may result from these loans.

            At September 30, 2004, the Company did not have any properties classified as other real estate owned.

            Although the volume of nonperforming assets will depend in part on the future economic environment, there are three loan relationships which totaled approximately $2,286,000 as of September 30, 2004, compared to three loan relationships which totaled approximately $2,984,000 at December 31, 2003, about which management has serious doubts as to the ability of the borrowers to comply with the present repayment terms.  These loans are real estate secured and may become nonperforming assets based on the information presently known about possible credit problems of the borrowers.

            At September 30, 2004, the Company’s total recorded investment in impaired loans (as defined by SFAS No. 114 and No. 118) was $1,497,000, for which there was a related allowance for loan losses allocation of $128,000.

            The Company’s average recorded investment in impaired loans during the nine months ended September 30, 2004 and 2003 was $1,484,000 and $2,875,000.  The decrease of $1,391,000 in the average recorded investment in impaired loans during the nine months ended September 30, 2004 as compared to the same period one year ago was primarily due to a decrease in nonperforming loans.  There was no interest income recognized during the periods that such loans were impaired for the three and nine months ended September 30, 2004 as compared to $13,000 and $35,000 in interest income recognized during the same periods one year ago.

            As of September 30, 2004, there was $1,497,000 of loans on which the accrual of interest had been discontinued as compared to $1,266,000 at December 31, 2003.  During the three and nine months ended September 30, 2004, interest due but excluded from interest income on loans placed on nonaccrual status was $26,000 and $102,000 as compared to $60,000 and $173,000 for the same period one year ago.

Mortgage Repurchase Commitments

            From time to time, the Company may be required to repurchase mortgage loans from mortgage loan investors as a result of breaches of representations and warranties in the purchase agreement between the investor and the Company.  The Company may also be required to reimburse a mortgage loan investor for losses incurred as a result of liquidating collateral, which had secured a mortgage loan sold by the Company.  Such representations and warranties include the existence of a valid appraisal, legal status of borrower, nature of the collateral and other matters.  The Company expects that it may be required to repurchase loans in the future.  In the first nine months of 2004 and 2003, the Company was not required to repurchase any such loans.

Investment in REMIC

            In 1995, Allied Savings Bank (“Allied”), formerly a wholly owned subsidiary of the Company which merged into NBR in 1997, sold a COFI indexed ARM mortgage pool whose carrying value was approximately $73,900,000 as part of a transaction that resulted in creating a Real Estate Mortgage Investment Conduit (“REMIC”).  The REMIC issued three classes of mortgage pass-through certificates: A, B and C.  The sale transaction took place as a result of Allied selling its 100% interest in the COFI indexed ARM mortgage pool in exchange for cash of $71,500,000 and a Class B certificate which represented the first loss position with respect to any ultimate losses realized upon the liquidation of defaulted mortgage loans in the pool.  As part of the sale transaction, Allied retained the servicing of the pool.  The Class A and Class B certificates have sequential rights to principal payments, such that Class B certificates shall only receive principal payments after all Class A certificates are retired.  In April 2004, the Class A certificates were retired and the Company began receiving principal payments on the Class B certificates.  In July 2004, notification was received indicating that the Company would be receiving final payment of the outstanding principal of and accrued interest on the Class B certificates.  In August 2004, full and final payment was received, and as a result, the Class B certificate was retired.

Contractual Obligations and Commitments

            The following table presents the Company’s longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.

	September 30, 2004
	__________________________________________________________
	Less Than	One Through	Four Through	After Five
	One Year	Three Years	Five Years	Years	Total
	__________________________________________________________
	(in thousands)

Trust preferred securities	$ ---	$ ---	$ ---	$20,000	$20,000
Operating leases (premises)	1,609	3,543	3,010	4,514	12,676
Total long-term debt	________	__________	__________	_______	________
and operating leases	$1,609	$3,543	$3,010	$24,514	$32,676
	========	==========	===========	========	========
Commitments to extend credit					84,796
Standby letters of credit					6,398
Total contractual obligations					________
and commitments					$123,870
					========

Liquidity

            Redwood’s primary source of liquidity is dividends from NBR.  Redwood’s primary uses of liquidity have historically been common stock repurchases, dividend payments made to common shareholders, interest payments relating to Redwood’s trust preferred securities and operating expenses.  It is Redwood’s general policy to maintain liquidity at the parent level which management believes to be consistent with the safety and soundness of the Company as a whole.  As of September 30, 2004, Redwood held $2,014,000 in deposits at NBR.  In addition, the Company has a $2,500,000 unsecured line of credit with a major financial institution, which bears an interest rate equal to the federal funds rate plus 1.50%.  As of September 30, 2004, there was no outstanding balance under this line of credit.

            Redwood’s current cash dividend to its common shareholders is $.21 per common share per quarter, as adjusted for the three-for-two stock split announced July 15, 2003.  Further, Redwood is required to make semi-annual payments of interest at the rate of 10.2% per annum on $10,000,000 of trust preferred securities issued in 2001 and quarterly payments of interest at the rate of 6.35% per annum for the first five years and then at the three month LIBOR plus 3.1% per annum on $10,000,000 of trust preferred securities issued in July 2003.  Payment of these obligations is ultimately dependent on dividends from NBR to Redwood.  Federal regulatory agencies have the authority to prohibit the payment of dividends by NBR to Redwood if a finding is made that such payment would constitute an unsafe or unsound practice or if NBR would become undercapitalized as a result. If NBR is restricted from paying dividends, Redwood might be unable to pay dividends to its common shareholders.  No assurance can be given as to the ability of NBR to pay dividends to Redwood in the future.  The approval of the Office of the Comptroller of the Currency (“OCC”) is required for the payment of dividends if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits of that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.  Due to this requirement, NBR obtained such approval for its 2004 dividend plan from the OCC in February 2004.

            During the first nine months of 2004, NBR declared a dividend payable to Redwood of $3,200,000.  Management believes that as of September 30, 2004, the Company’s liquidity position was adequate for the operations of Redwood and NBR.

            Although each entity within the consolidated Company manages its own liquidity, the Company’s consolidated cash flow can be divided into three distinct areas: operating, investing and financing.  For the nine months ended September 30, 2004, the Company received cash of $7,069,000 from operating activities while using $4,929,000 in investing activities and $12,403,000 in financing activities.

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

            The following table summarizes the consolidated capital ratios of the Company and the capital ratios of NBR at September 30, 2004 and December 31, 2003.

	September 30, 2004			December 31, 2003
		Well-	Minimum		Well-	Minimum
	Actual	Capitalized	Requirement	Actual	Capitalized	Requirement
Company	___________	___________	_____________	___________	___________	_____________
Leverage	7.03%	5.00%	4.00%	6.47%	5.00%	4.00%
Tier 1 risk-based	7.99	6.00	4.00	7.93	6.00	4.00
Total risk-based	11.65	10.00	8.00	11.94	10.00	8.00

NBR
Leverage	8.33%	5.00%	4.00%	7.59%	5.00%	4.00%
Tier 1 risk-based	9.47	6.00	4.00	9.29	6.00	4.00
Total risk-based	10.72	10.00	8.00	10.55	10.00	8.00

            The Company did not repurchase any shares of its common stock during the third quarter of 2004.  In August 2001, the Company announced authorizations to repurchase up to 533,250 common shares, as adjusted for the three-for-two stock splits declared September 20, 2001 and July 15, 2003.  In August 2003, the Company announced an authorization to repurchase an additional 496,500 shares, for a total authorization of 1,029,750.  As of September 30, 2004, 557,987 shares of the Company’s common stock had been repurchased.  In the nine months ended September 30, 2004, the Company repurchased 16,939 shares of the Company’s common stock under the program at an average price per share of $28.00.  Under the terms of Company’s merger agreement with Westamerica Bancorporation, the Company may not purchase shares of Company common stock and the repurchase program has been suspended indefinitely.

Subordinated Debentures/Trust Preferred Securities

            On February 22, 2001, Redwood Statutory Trust I (“RSTI”), a wholly owned subsidiary of the Company, closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the offering were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTI Capital Securities.  The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder.  The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the RSTI Capital Securities.  Distributions on the RSTI Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense in the consolidated financial statements. At September 30, 2004, due to certain limitations applicable under current regulatory guidelines, the Company had included $9,079,000 of the subordinated debentures as Tier 1 capital.  As of September 30, 2004, the outstanding principal balance of the RSTI Capital Securities was $10,000,000.

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

            On July 22, 2003, Redwood Statutory Trust II (“RSTII”), a wholly owned subsidiary of the Company, closed a financing of 10,000 Capital Securities with a liquidation amount of $1,000 per security.  The proceeds of the financing were loaned to the Company in exchange for junior subordinated debentures with terms similar to the RSTII Capital Securities.  The sole assets of RSTII are the junior subordinated debentures of the Company and payments thereunder.  The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTII under the RSTII Capital Securities.  Distributions on the RSTII Capital Securities, which are payable quarterly at the annual rate of 6.35% for the first five years and then reset to the three month LIBOR plus 3.1% per annum, are included in interest expense in the consolidated financial statements.  While these securities can be considered Tier 1 capital under current regulatory guidelines, as a result of certain limitations applicable, they currently qualify as Tier 2 regulatory capital.  As of September 30, 2004, the outstanding principal balance of the RSTII Capital Securities was $10,000,000.

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

            Prior to December 31, 2003, RSTI and RSTII were consolidated in the Company’s financial statements with the trust preferred securities issued by the trust reported in liabilities as “trust preferred securities” and the subordinated debentures eliminated in consolidation.  Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, RSTI and RSTII are not consolidated with the Company.  Accordingly, the amounts previously reported as “trust preferred securities” in liabilities have been recaptioned “subordinated debentures” and continue to be presented in liabilities on the balance sheet.  At September 30, 2004 and 2003, the amount of the subordinated debentures and trust preferred securities were the same.  The effect of no longer consolidating the trusts does not change the amounts reported as the Company’s assets, liabilities, equity, or interest expense.

            Further, as a result of FASB Interpretation No. 46, questions were raised about whether trust preferred securities would still qualify for treatment as Tier 1 capital.  In July 2003, the FRB instructed bank holding companies to continue to include trust preferred securities in Tier 1 capital for regulatory capital purposes, until notice is given to the contrary.  On May 6, 2004, the FRB proposed rules that would allow the continued inclusion of trust preferred securities in Tier 1 capital, subject to tighter quantitative limits and qualitative standards.  At September 30, 2004, due to certain limitations applicable under current regulatory guidelines, the Company had included $9,079,000 of the subordinated debentures as Tier 1 capital.  The subordinated debentures comprised 25% of the Company’s Tier 1 capital as of September 30, 2004.  Under the FRB’s proposed rules, after a three-year transition period, trust preferred securities would be limited to 25% of the Company’s core capital elements, net of goodwill.  Under current rules, the Company is not required to deduct goodwill from core capital elements for the purposes of calculating the 25% limit.  If adopted as proposed, the FRB’s rules would have the effect of reducing the amount of trust preferred securities eligible for Tier 1 capital treatment.

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

            Merchant credit card processing services are highly regulated by credit card associations such as Visa.  In order to participate in the credit card programs, the Company must comply with the credit card association’s rules and regulations that may change from time to time.  If the Company fails to comply with these credit card association standards, the Company’s status as a member service provider and as a certified processor could be suspended or terminated.  During November 1999, Visa adopted several rule changes to reduce risks in high-risk merchant credit card programs and these rule changes affected the Company’s merchant credit card business.  The rule changes went into effect on March 31, 2001.  These changes included a requirement that a processor’s reported fraud ratios be no greater than three times the national average of .1%.  At September 30, 2004 (the most recent period available from Visa), the Company’s overall fraud ratio was less than the Visa maximum.  Other Visa changes included the requirement that total processing volume in certain high-risk categories (as defined by Visa) be less than 20% of total processing volume.  At September 30, 2004, the Company’s total Visa transactions within these certain high-risk categories totaled 4% of its total Visa processing volume.  Other changes Visa announced included a requirement that weekly Visa volumes be less than 60% of an institution’s tangible equity capital, as well as a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution’s tangible equity capital or that aggregate charge-backs for the quarter be less than .59% of the interchange count and .95% of the interchange amount.  At September 30, 2004, the Company’s weekly Visa volume was 50% of the Company’s tangible equity capital, and aggregate charge-backs for the previous six months were 6% of tangible equity capital and the aggregate charge-backs for the quarter were .08% of the interchange count and .20% of the interchange amount.  Merchant bankcard participants, such as the Company, must comply with these Visa rules by filing a compliance plan with Visa.  At September 30, 2004, the Company is in compliance with all rule changes that went into effect on March 31, 2001, based on Visa’s acceptance of the Company’s compliance plan.  Should the Company be unable to comply with these rules, Visa will require collateral of one to four times the shortfall.

            In 1996, Wal-Mart Stores, Inc. and several other retailers sued Visa and Mastercard asserting that Visa and Mastercard’s rules regarding uniform acceptance of all Visa and Mastercard credit and debit cards were an illegal tying arrangement.  Prior to trial, Visa and Mastercard agreed to settle these cases.  On January 23, 2004, the Federal District Court for the Eastern District of New York approved this settlement, which became effective January 1, 2004.  Neither the Company nor NBR are a party to these suits, and neither will be directly liable for these settlements.  However, Visa or Mastercard may seek to assess, or assert claims against, their members to fund the settlements.  The merchant credit card segments’ net income comprised approximately 21% of the Company’s consolidated net income for the three and nine months ended September 30, 2004.  We cannot predict the effect that the settlements or any direct claim asserted against members will have on the competitive environment or our future earnings from merchant bankcard operations.

            Concentration of Lending Activities.  Concentration of the Company’s lending activities in the real estate sector, including construction loans, could have the effect of intensifying the impact on the Company of adverse changes in the real estate market in the Company’s lending areas.  At September 30, 2004, approximately 83% of the dollar value of the Company’s loans were secured by real estate, of which 53% were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed use residential and commercial properties and retail properties.  Substantially all of the properties that secure the Company’s present loans are located in Northern and Central California.  The ability of the Company to continue to originate mortgage, construction and other loans may be impaired by adverse changes in local or regional economic conditions, adverse changes in the real estate market, increasing interest rates, or acts of nature (including earthquakes, floods or wildfires, which may cause uninsured damage and other loss of value to real estate that secures the Company’s loans).  In addition, the long-term impact of the California energy crisis, the decline in the technology sector in Northern California and the California state government’s budgetary and fiscal difficulties may cause adverse changes in the Company's local economy and principal markets.  Due to the concentration of the Company’s real estate collateral in California, such events could have a significant adverse impact on the value of such collateral or the Company’s earnings.

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

            California Economic Conditions and Governmental Fiscal Difficulties.  A substantial majority of our assets, deposits and fee income are generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, and the California state government’s budgetary and fiscal difficulties.  If economic conditions in California decline, we expect that our level of problem assets could increase.  The State of California is also a customer of the Company and NBR.  California’s state government has undergone serious fiscal and budget difficulties in the recent past.    While the California electorate on March 2, 2004, approved various ballot measures aimed at addressing this situation, including a one-time economic recovery bond issue of up to $15 billion to pay off the State’s accumulated general fund deficit, the long-term impact of this situation on the California economy and the Company’s markets cannot be predicted with any certainty.  These events could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and, as a result, on the Company’s financial condition and results of operations.

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

            As of September 30, 2004, other than the REIT and the REMIC (discussed elsewhere in this Report), we have not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.  Although we have sold a number of loans in the past two years, those loans have been sold to third parties without recourse, subject to customary representations and warranties.  For more information regarding contractual obligations and commitments, please see “Mortgage Repurchase Commitments”, “Investment in REMIC” and “Contractual Obligations and Commitments” above.

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

            The following table sets forth, as of September 30, 2004, the distribution of repricing opportunities for NBR’s earning assets and interest‑bearing liabilities, the interest rate sensitivity gap, the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., earning assets divided by interest-bearing liabilities) and the cumulative interest rate sensitivity gap ratio.

		After Three	After Six	After One
	Within	Months but	Months but	Year But
	Three	Within Six	Within One	Within	After Five
	Months	Months	Year	Five Years	Years	Total
	________________________________________________________________________
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
Investment securities and other	1,734	1,698	6,981	18,472	18,270	47,155
Mortgage loans held for sale	---	---	---	---	---	---
Loans	163,353	31,936	25,241	160,427	64,146	445,103
	___________	___________	___________	___________	___________	___________
Total interest-earning assets	165,087	33,634	32,222	178,899	82,416	492,258
	___________	___________	___________	___________	___________	___________
Interest-bearing liabilities:
Interest-bearing transaction accounts	144,475	---	---	---	---	144,475
Time deposits	42,968	44,062	41,836	26,489	---	155,355
Trust preferred securities	---	---	---	---	20,000	20,000
Short-term borrowings	47,282	--	---	---	---	47,282
	___________	___________	___________	___________	___________	___________
Total interest-bearing liabilities	234,725	44,062	41,836	26,489	20,000	367,112
	___________	___________	___________	___________	___________	___________
Interest rate sensitivity gap	($69,638)	($10,428)	($9,614)	$152,410	$62,416
	==========	==========	==========	==========	==========
Cumulative interest rate sensitivity gap	(69,638)	(80,066)	(89,680)	62,730	125,146

Interest rate sensitivity gap ratio	0.70	0.76	0.77	6.75	4.12
Cumulative interest rate sensitivity gap ratio	0.70	0.71	0.72	1.18	1.34

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

            On a quarterly basis, NBR management prepares an analysis of interest rate risk exposure.  Such analysis calculates the change in net interest income and the theoretical market value of NBR’s equity given a change in general interest rates of 200 basis points up and 200 basis points down.  All changes are measured in dollars and are compared to projected net interest income and the current theoretical market value of NBR’s equity.  This theoretical market value of NBR’s equity is calculated by discounting cash flows associated with NBR’s assets and liabilities.  The following is a summary of interest rate risk exposure as of September 30, 2004 as measured on a net interest income basis and a market value of equity basis, given a change in general interest rates of up to 200 basis points up and 200 basis points down.

September 30, 2004
		Change in Annual	Change in
	Change in Interest Rate	Net Interest Income	Market Value of Equity
	+200	($178,000)	($5,601,000)
	+100	($115,000)	($2,830,000)
	-100	($134,000)	$507,000
	-200	($486,000)	$1,814,000

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

Item 4.              Controls and Procedures

            Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2004.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

            As of September 30, 2004, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II          OTHER INFORMATION

Item 6.                       Exhibits.

      2.1       Agreement and Plan of Reorganization dated as of August 25, 2004, among Redwood Empire Bancorp, National Bank of the Redwoods, Westamerica Bancorporation and Westamerica Bank (incorporated by reference to the Redwood Empire Bancorp current report on Form 8-K dated August 25, 2004).

      10.1     Director Compensation Agreement between Redwood Empire Bancorp and Dana R. Johnson, as amended August 17, 2004.

      31.1     Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2     Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD EMPIRE BANCORP
(Registrant)

Date:	11/10/04	By: /s/ Kim C. McClaran
Kim C. McClaran
Vice President and
Chief Financial Officer
(Principal Financial Officer)

Index of Exhibits

Exhibit Number

10.1	Director Compensation Agreement between Redwood Empire Bancorp and Dana R. Johnson, as amended August 17, 2004.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a–14(a)/15d-14a under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a–14(a)/15d-14a under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.